Form 10-K
period 2009-12-31
Energy Future Intermediate Holding CO LLC
filed 2010-02-25
CIK 1445146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-153529-01

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

(Exact name of registrant as specified in its charter)

Delaware	26-1191638
(State of Organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, TX 75201	(214) 812-4600
(Address of principal executive offices)(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
9.75% Senior Secured Notes due 2019	New York Stock Exchange
Guarantees of Energy Future Holdings Corp. 9.75% Senior Secured Notes due 2019	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐ (The registrant is not currently required to submit such files.)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 24, 2010, the outstanding membership interest in Energy Future Intermediate Holding Company LLC was held by Energy Future Holdings Corp.

Energy Future Intermediate Holding Company LLC meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE - None

Energy Future Intermediate Holding Company LLC’s (Intermediate Holding) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Energy Future Holdings Corp. website at http://www.energyfutureholdings.com as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. The information on Energy Future Holdings Corp.’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-K. Readers should not rely on or assume the accuracy of any representation or warranty in any agreement that Intermediate Holding has filed as an exhibit to this Form 10-K because such representation or warranty may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties’ risk allocation in the particular transaction, may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes or may no longer continue to be true as of any given date.

This Form 10-K and other Securities and Exchange Commission filings of Intermediate Holding and its subsidiaries occasionally make references to Intermediate Holding, Oncor Holdings or Oncor when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with their respective parent companies for financial reporting purposes. However, these references should not be interpreted to imply that Intermediate Holding is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	Texas Electric Choice Plan, the legislation that restructured the electric utility industry in Texas to provide for retail competition

2008 Audited Financial Statements	Intermediate Holding’s audited financial statements for the year ended December 31, 2008 included in Intermediate Holding’s Registration Statement on Form S-4 dated November 4, 2009 (File No. 333-162327)

Adjusted EBITDA	Adjusted EBITDA means EBITDA adjusted to exclude non-cash items, unusual items and other adjustments allowable under the EFIH Notes and certain debt arrangements of EFH Corp. and its subsidiaries. See definition of EBITDA below. Adjusted EBITDA and EBITDA are not recognized terms under GAAP and, thus, are non-GAAP financial measures. Intermediate Holding is providing its and EFH Corp.’s Adjusted EBITDA in this Form 10-K (see reconciliation in Exhibit 99(a) and 99(b)) solely because of the important role that Adjusted EBITDA plays in respect of certain covenants contained in the indenture for the EFIH Notes and EFH Corp. debt pushed down to Intermediate Holding as discussed in Note 11 to Financial Statements. Intermediate Holding does not intend for Adjusted EBITDA (or EBITDA) to be an alternative to net income as a measure of operating performance or an alternative to cash flows from operating activities as a measure of liquidity or an alternative to any other measure of financial performance presented in accordance with GAAP. Additionally, Intermediate Holding does not intend for Adjusted EBITDA (or EBITDA) to be used as a measure of free cash flow available for management’s discretionary use, as the measure excludes certain cash requirements such as interest payments, tax payments and other debt service requirements. Because not all companies use identical calculations, Intermediate Holding’s presentation of Adjusted EBITDA (and EBITDA) may not be comparable to similarly titled measures of other companies.

Capgemini	Capgemini Energy LP, a provider of business process support services to Oncor

CREZ	Competitive Renewable Energy Zone

EBITDA	Refers to earnings (net income) before interest expense, income taxes, depreciation and amortization. See the definition of Adjusted EBITDA above.

EFC Holdings	Refers to Energy Future Competitive Holdings Company, a direct subsidiary of EFH Corp. and the direct parent of TCEH.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.

EFH Corp. 9.75% Notes	Refers to EFH Corp.’s 9.75% Senior Secured Notes due October 15, 2019.

EFH Corp. Senior Notes	Refers collectively to EFH Corp.’s 10.875% Senior Notes due November 1, 2017 (10.875% Notes) and EFH Corp.’s 11.25%/12.00% Senior Toggle Notes due November 1, 2017 (Toggle Notes).

EFIH Finance	Refers to EFIH Finance Inc., a direct, wholly-owned subsidiary of Intermediate Holding, formed for the sole purpose of serving as co-issuer with Intermediate Holding of certain debt securities.

EFIH Notes	Refers to Intermediate Holding’s and EFIH Finance’s 9.75% Senior Secured Notes due October 15, 2019.

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of the various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

Investment LLC	Refers to Oncor Management Investment LLC, a limited liability company and noncontrolling interest owner of Oncor, whose managing member is Oncor and whose Class B Interests are owned by officers, directors and key employees of Oncor.

IRS	US Internal Revenue Service

kV	kilovolts

kW	kilowatt

kWh	kilowatt-hours

LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.

Limited Liability Company Agreement	The Second Amended and Restated Limited Liability Company Agreement of Oncor, dated as of November 5, 2008, by and among Oncor Holdings, Texas Transmission and Investment LLC, as amended.

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Merger	The transaction referred to in “Merger Agreement” (defined immediately below) that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

MW	megawatts

NERC	North American Electric Reliability Corporation

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of Intermediate Holding and the direct majority owner of Oncor.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

Purchase accounting	The purchase method of accounting for a business combination as prescribed by GAAP, whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs, are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc. (a credit rating agency)

SARs	Stock Appreciation Rights

SARs Plan	Refers to the Oncor Electric Delivery Company LLC Stock Appreciation Rights Plan

SEC	US Securities and Exchange Commission

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR), TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFC Holdings and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas Transmission	Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor. Texas Transmission is not affiliated with EFH Corp., any of EFH Corp.’s subsidiaries or any member of the Sponsor Group.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

PART I

Items 1. and 2. BUSINESS AND PROPERTIES

Energy Future Intermediate Holding Company LLC Business and Strategy

Intermediate Holding is a Dallas, Texas-based holding company whose wholly-owned subsidiary, Oncor Holdings, holds a majority investment (approximately 80%) in Oncor; consequently, Intermediate Holding’s financial statements represent almost entirely the operations of Oncor. Therefore, the business and strategy of Oncor is discussed below as it is representative of essentially all of the operations of Intermediate Holding. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Distribution revenues from TCEH represented 38% and 39% of total revenues for the years ended December 31, 2009 and 2008, respectively. Intermediate Holding is a direct, wholly-owned subsidiary of EFH Corp. See “Glossary” for definition of terms and abbreviations, including the Merger. Because Oncor is managed as an integrated business, there are no separate reportable business segments.

References in this report to Intermediate Holding are to Intermediate Holding and/or its direct and indirect subsidiaries as apparent in the context.

Oncor’s Business

Oncor’s transmission and distribution assets are located principally in the north-central, eastern and western parts of Texas. This territory has an estimated population in excess of seven million, about one-third of the population of Texas, and comprises 91 counties and over 400 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler and Killeen. Oncor is not a seller of electricity, nor does it purchase electricity for resale. It provides transmission services to other electricity distribution companies, cooperatives and municipalities. It provides distribution services to REPs, which sell electricity to retail customers. Oncor’s transmission and distribution rates are regulated by the PUCT.

Oncor operates the largest transmission and distribution system in Texas, delivering electricity to approximately three million homes and businesses and operating more than 117,000 miles of transmission and distribution lines. Most of Oncor’s power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law. At December 31, 2009, Oncor had approximately 3,800 full-time employees, including approximately 690 employees under collective bargaining agreements.

EFH Corp. and Oncor have implemented certain structural and operational “ring-fencing” measures based on commitments made by Texas Holdings and Oncor to the PUCT that are intended to enhance the credit quality of Oncor Holdings and Oncor. These measures serve to mitigate Oncor’s and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor or Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities. See Note 1 to Financial Statements for a description of the material features of these “ring-fencing” measures.

In November 2008, Oncor sold equity interests to Texas Transmission. Oncor also indirectly sold equity interests to certain members of its board of directors and its management team. Accordingly, after giving effect to all equity issuances, as of December 31, 2009, Oncor’s ownership was as follows: 80.03% held by Oncor Holdings and indirectly by EFH Corp., 19.75% held by Texas Transmission and 0.22% held indirectly by certain members of Oncor’s management and board of directors. See Note 14 to Financial Statements for additional details regarding the sales of equity interests.

Oncor’s Market (ERCOT statistics below were derived from information published by ERCOT)

Oncor operates within the ERCOT market. This market represents approximately 85% of electricity consumption in Texas. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas and the system operator of the interconnected transmission grid for those systems. ERCOT is responsible for ensuring reliability, adequacy and security of the electric systems as well as nondiscriminatory access to transmission service by all wholesale market participants in the ERCOT region. ERCOT’s membership consists of more than 300 corporate and associate members, including electric cooperatives, municipal power agencies, independent generators, independent power marketers, transmission service providers and distribution services providers, independent REPs and consumers.

In 2009, hourly demand peaked at a record 63,400 MW. The ERCOT market has limited interconnections to other markets in the US, which currently limits potential imports into and exports out of the ERCOT market to 1,106 MW of generation capacity (or approximately 2% of peak demand). In addition, wholesale transactions within the ERCOT market are generally not subject to regulation by the FERC.

The ERCOT market operates under the reliability standards set by NERC. The PUCT has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of power supply across Texas’s main interconnected transmission grid. Oncor, along with other owners of transmission and distribution facilities in Texas, assists the ERCOT independent system operator in its operations. Oncor has planning, design, construction, operation and maintenance responsibility for the portion of the transmission grid and for the load-serving substations it owns, primarily within its certificated distribution service area. Oncor participates with the ERCOT independent system operator and other ERCOT utilities in obtaining regulatory approvals and planning, designing and constructing new transmission lines in order to remove existing constraints and interconnect generation on the ERCOT transmission grid. The transmission lines are necessary to meet reliability needs, support renewable energy production and increase bulk power transfer capability.

Oncor’s Strategies

Oncor focuses on delivering electricity in a safe and reliable manner, minimizing service interruptions and investing in its transmission and distribution infrastructure to maintain its system, serve its growing customer base with a modernized grid and support renewable energy production.

Oncor believes that building and leveraging upon opportunities to scale its operating advantage and technology programs enables Oncor to create value by eliminating duplicative costs, efficiently managing supply costs, and building and standardizing distinctive process expertise over a larger grid. Scale also allows Oncor to take part in large capital investments in its transmission and distribution system, with a smaller fraction of overall capital at risk and with an enhanced ability to streamline costs. Oncor’s growth strategies are to invest in technology upgrades, including advanced metering systems and energy efficiency initiatives, and to construct new transmission and distribution facilities to meet the needs of the growing Texas market and support renewable energy production. Oncor and other transmission and distribution businesses in ERCOT benefit from regulatory capital recovery mechanisms known as “capital trackers” that Oncor believes enable adequate and timely recovery of transmission and advanced metering investments through its regulated rates.

Oncor’s Operations

Performance — Oncor achieved market-leading electricity delivery performance in nine out of 12 key PUCT market metrics in 2009. These metrics measure the success of transmission and distribution companies in facilitating customer transactions in the competitive Texas electricity market. Two additional metrics for expedited switching have been added by the PUCT in 2010.

Investing in Infrastructure and Technology — In 2009, Oncor invested $1.0 billion in its network to construct, rebuild and upgrade transmission lines and associated facilities, to extend the distribution infrastructure, and to pursue certain initiatives in infrastructure maintenance and information technology. Reflecting its commitment to infrastructure, in September 2008, Oncor and several other ERCOT utilities filed with the PUCT a plan to participate in the construction of transmission improvements designed to interconnect existing and future renewable energy facilities to transmit electricity from Competitive Renewable Energy Zones (CREZs) identified by the PUCT. In 2009, the PUCT awarded approximately $1.3 billion of CREZ construction projects to Oncor. The projects involve the construction of transmission lines to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state. The cost estimates for the CREZ construction projects are based upon analyses prepared by ERCOT in April 2008. In 2009, Oncor’s CREZ-related capital expenditures totaled $114 million. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulation and Rates.”

Oncor’s technology upgrade initiatives include development of a modernized grid through the replacement of existing meters with advanced digital metering equipment and development of advanced digital communication, data management, real-time monitoring and outage detection capabilities. This modernized grid is expected to produce electricity service reliability improvements and provide the potential for additional products and services from REPs that will enable businesses and consumers to better manage their electricity usage and costs. Oncor’s plans provide for the full deployment of over three million advanced meters by the end of 2012 to all residential and most non-residential retail electricity customers in Oncor’s service area. The advanced meters can be read remotely, rather than by a meter reader physically visiting the location of each meter. Advanced meters facilitate automated demand side management, which allows consumers to monitor the amount of electricity they are consuming and adjust their electricity consumption habits. As of December 31, 2009, Oncor has installed approximately 660 thousand advanced digital meters. As the new meters are integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for Texas market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. In addition to the potential energy efficiencies from advanced metering, Oncor expects to invest over $300 million ($100 million in excess of regulatory requirements) over the five years ending in 2012 in programs designed to improve customer electricity demand efficiencies. As of December 31, 2009, Oncor has invested $125 million in these programs, including $67 million in 2009, and 22% of the amount in excess of regulatory requirements has been spent.

In a stipulation with several parties that was approved by the PUCT (as discussed in Note 4 to Financial Statements), Oncor committed to a variety of actions, including minimum capital spending of $3.6 billion over the five-year period ending December 31, 2012, subject to certain defined conditions. Approximately 50% of this total was spent as of December 31, 2009. This spending does not include the CREZ facilities.

Electricity Transmission — Oncor’s electricity transmission business is responsible for the safe and reliable operations of its transmission network and substations. These responsibilities consist of the construction and maintenance of transmission facilities and substations and the monitoring, controlling and dispatching of high-voltage electricity over Oncor’s transmission facilities in coordination with ERCOT.

Oncor is a member of ERCOT, and its transmission business actively assists the operations of ERCOT and market participants. Through its transmission business, Oncor participates with ERCOT and other member utilities to plan, design, construct and operate new transmission lines, with regulatory approval, necessary to maintain reliability, interconnect to merchant generation facilities, increase bulk power transfer capability and minimize limitations and constraints on the ERCOT transmission grid.

Transmission revenues are provided under tariffs approved by either the PUCT or, to a small degree related to an interconnection to other markets, the FERC. Network transmission revenues compensate Oncor for delivery of electricity over transmission facilities operating at 60 kV and above. Other services offered by Oncor through its transmission business include, but are not limited to: system impact studies, facilities studies, transformation service and maintenance of transformer equipment, substations and transmission lines owned by other parties.

Provisions of the 1999 Restructuring Legislation allow Oncor to annually update its transmission rates to reflect changes in invested capital. These “capital tracker” provisions encourage investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments.

At December 31, 2009, Oncor’s transmission facilities includes approximately 5,173 circuit miles of 345-kV transmission lines and approximately 9,954 circuit miles of 138-and 69-kV transmission lines. Sixty-two generation facilities totaling 36,165 MW are directly connected to Oncor’s transmission system, and 277 transmission stations and 702 distribution substations are served from Oncor’s transmission system.

At December 31, 2009, Oncor’s transmission facilities have the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345kV	138kV	69kV
Centerpoint Energy Inc.	8	—	—
American Electric Power Company, Inc (a)	4	7	12
Lower Colorado River Authority	6	20	3
Texas Municipal Power Agency	8	6	—
Texas New Mexico Power	2	9	11
Brazos Electric Power Cooperative	4	104	20
Rayburn Country Electric Cooperative	—	32	7
City of Georgetown	—	2	—
Tex-La Electric Cooperative	—	11	1
Other small systems operating wholly within Texas	—	3	2

(a)	One of the 345-kV lines is an asynchronous high-voltage direct current connection with the Southwest Power Pool.

Electricity Distribution — Oncor’s electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including electricity delivery, power quality and system reliability. These responsibilities consist of the ownership, management, construction, maintenance and operation of the distribution system within Oncor’s certificated service area. Oncor’s distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through approximately 3,097 distribution feeders.

The Oncor distribution system includes over 3.1 million points of delivery. Over the past five years, the number of distribution system points of delivery served by Oncor, excluding lighting sites, grew an average of approximately 1.26% per year, adding approximately 24,689 points of delivery in 2009.

The Oncor distribution system consists of approximately 56,260 miles of overhead primary conductors, approximately 21,587 miles of overhead secondary and street light conductors, approximately 15,352 miles of underground primary conductors and approximately 9,528 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25-kV and 12.5-kV.

Distribution rates for residential and small commercial users are based on actual monthly consumption (kWh), and rates for large commercial and industrial users are based on the greater of actual monthly demand (kW) or 80% of peak monthly demand during the prior eleven months.

Customers — Oncor’s transmission customers consist of municipalities, electric cooperatives and other distribution companies. Oncor’s distribution customers consist of more than 70 REPs in Oncor’s certificated service area, including TCEH. Distribution revenues from TCEH represented 38% of Oncor’s total revenues for 2009, and revenues from subsidiaries of Reliant Energy, Inc., each of which is a non-affiliated REP, represented 14% of Oncor’s total revenues for 2009. No other customer represented more than 10% of Oncor’s total operating revenues. The consumers of the electricity delivered by Oncor are free to choose their electricity supplier from REPs who compete for their business.

Seasonality — The revenues and results of operations of Oncor are subject to seasonality, weather conditions and other electricity usage drivers, with revenues being highest in the summer.

Regulation and Rates — As its operations are wholly within Texas, Oncor believes that it is not a public utility as defined in the Federal Power Act and, as a result, it is not subject to general regulation under this act.

The PUCT has original jurisdiction over transmission and distribution rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the PUCT and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, PURA prohibits the collection of any rates or charges by a public utility (as defined by PURA) that does not have the prior approval of the appropriate regulatory authority (PUCT or municipality with original jurisdiction). In accordance with a stipulation approved by the PUCT, Oncor filed a rate case with the PUCT in June 2008, based on a test year ended December 31, 2007. In August 2009, the PUCT issued a final order with respect to the rate review as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulation and Rates.”

At the state level, PURA, as amended, requires owners or operators of transmission facilities to provide open-access wholesale transmission services to third parties at rates and terms that are nondiscriminatory and comparable to the rates and terms of the utility’s own use of its system. The PUCT has adopted rules implementing the state open-access requirements for utilities that are subject to the PUCT’s jurisdiction over transmission services, such as Oncor.

Securitization Bonds — Intermediate Holding’s consolidated financial statements include its indirect, bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC. This financing subsidiary was organized for the limited purpose of issuing specified transition bonds in 2003 and 2004. Oncor Electric Delivery Transition Bond Company LLC issued $1.3 billion principal amount of securitization (transition) bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002.

Environmental Regulations and Related Considerations

Water

The TCEQ and the EPA have jurisdiction over water discharges (including storm water) from facilities in Texas. Facilities of Oncor are presently in material compliance with applicable state and federal requirements relating to discharge of pollutants into the water. Oncor holds all required waste water discharge permits from the TCEQ for facilities in operation and has applied for or obtained necessary permits for facilities under construction. Oncor believes it can satisfy the requirements necessary to obtain any required permits or renewals. Recent changes to federal rules pertaining to Spill Prevention, Control and Countermeasure (SPCC) plans for oil-filled electrical equipment and bulk storage facilities for oil will require updating of certain facilities. Oncor has determined that SPCC plans will be required for certain substations, work centers and distribution systems by November 10, 2010, and it is currently compiling data for development of these plans.

Solid Waste

Treatment, storage and disposal of solid waste and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act. The EPA has issued regulations under the Resource Conservation and Recovery Act of 1976 and the Toxic Substances Control Act, and the TCEQ has issued regulations under the Texas Solid Waste Disposal Act applicable to facilities of Oncor. Oncor is in compliance with applicable solid and hazardous waste regulations.

Environmental Capital Expenditures

Oncor’s capital expenditures for environmental matters were $7 million in 2009 and are expected to be approximately $8 million in 2010.

Item 1A. RISK FACTORS

Some important factors, in addition to others specifically addressed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that could have a material negative impact on Intermediate Holding’s operations, financial results and financial condition, or could cause Intermediate Holding’s actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, include:

Risks Relating to Structure

Intermediate Holding is a holding company and its obligations are structurally subordinated to existing and future liabilities and preferred stock of its subsidiaries.

Intermediate Holding’s cash flows and ability to meet its obligations are largely dependent upon the earnings of its subsidiaries, and the payment of such earnings to Intermediate Holding in the form of dividends and distributions. These subsidiaries are separate and distinct legal entities and have no obligation to provide Intermediate Holding with funds for its payment obligations. Any decision by a subsidiary to provide Intermediate Holding with funds for its payment obligations, whether by dividends or distributions, will depend on, among other things, the subsidiary’s results of operations, financial condition, cash requirements, contractual restrictions and other factors. In addition, a subsidiary’s ability to pay dividends may be limited by covenants in its existing and future debt agreements or applicable law.

Because Intermediate Holding is a holding company, its obligations to its creditors are structurally subordinated to all existing and future liabilities and existing and future preferred stock of its subsidiaries, that do not guarantee such obligations. Therefore, with respect to Intermediate Holding’s subsidiaries (other than EFIH Finance) that do not guarantee Intermediate Holding’s obligations, Intermediate Holding’s rights and the rights of its creditors to participate in the assets of any subsidiary in the event that such a subsidiary is liquidated or reorganized are subject to the prior claims of such subsidiary’s creditors and holders of such subsidiary’s preferred stock. To the extent that Intermediate Holding may be a creditor with recognized claims against any such subsidiary, Intermediate Holding’s claims would still be subject to the prior claims of such subsidiary’s creditors to the extent that they are secured or senior to those held by Intermediate Holding. Subject to restrictions contained in financing arrangements, Intermediate Holding’s subsidiaries may incur additional indebtedness and other liabilities.

Oncor may or may not make any distributions to Intermediate Holding.

Upon the consummation of the Merger, EFH Corp. and Oncor implemented certain structural and operational “ring-fencing” measures based on principles articulated by rating agencies and commitments made by Texas Holdings and Oncor to the PUCT and the FERC to further enhance Oncor’s credit quality. See Note 1 to Financial Statements for a description of the material features of these “ring-fencing” measures. These measures were put into place to mitigate Oncor’s credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities.

As part of the ring-fencing measures, a majority of the members of the board of directors of Oncor are required to be, and are, independent from EFH Corp. Any new independent directors of Oncor are required to be appointed by the nominating committee of Oncor Holdings. The organizational documents of Oncor give these independent directors, acting by majority vote, and, during certain periods, any director designated by Texas Transmission, the express right to prevent distributions from Oncor if they determine that it is in the best interests of Oncor to retain such amounts to meet expected future requirements. Accordingly, there can be no assurance that Oncor will make any distributions to Intermediate Holding.

In addition, Oncor’s organizational documents limit Oncor’s distributions through December 31, 2012 to an amount not to exceed Oncor’s net income (determined in accordance with US GAAP, subject to certain defined adjustments, including goodwill impairments) and prohibit Oncor from making any distribution to Intermediate Holding so long as and to the extent that such distribution would cause Oncor’s regulatory capital structure to exceed the debt-to-equity ratio established from time to time by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.

In March 2009, the PUCT awarded Oncor the right to construct approximately $1.3 billion of transmission lines and facilities associated with its CREZ Transmission Plan (see discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulation and Rates”). With the award, it is likely Oncor will incur additional debt. In addition, Oncor may incur additional debt in connection with other investments in infrastructure or technology. Accordingly, while Oncor is required to maintain a debt-to-equity ratio of 60% debt to 40% equity, there can be no assurance that Oncor’s equity balance will be sufficient to maintain the required debt-to-equity ratio established from time to time by the PUCT for ratemaking purposes, thereby restricting Oncor from making any distributions to Intermediate Holding.

Risks Relating to Intermediate Holding’s Substantial Indebtedness and Debt Agreements

Intermediate Holding’s substantial leverage could adversely affect its ability to raise additional capital, limit its ability to react to changes in the economy and prevent it from meeting obligations under its various debt agreements.

Intermediate Holding is highly leveraged. As of December 31, 2009, Intermediate Holding’s consolidated principal amount of debt (short-term borrowings and long-term debt, including amounts due currently and pushed down debt) totaled $8.25 billion (see Notes 10 and 11 to Financial Statements). Intermediate Holding’s substantial leverage could have important consequences, including:

•	making it more difficult for Intermediate Holding to make payments on its indebtedness;

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on indebtedness, therefore reducing Intermediate Holding’s ability to use its cash flow to fund operations, capital expenditures and future business opportunities and execute its strategy;

•	increasing Intermediate Holding’s vulnerability to adverse economic, industry or competitive developments;

•	limiting Intermediate Holding’s ability to make strategic acquisitions or causing it to make non-strategic divestitures;

•

limiting Intermediate Holding’s ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes, or to refinance existing debt;

•

placing Intermediate Holding at a disadvantage compared to competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that Intermediate Holding cannot due to its substantial leverage, and

•	limiting Intermediate Holding’s ability to adjust to changing market conditions.

Despite Intermediate Holding’s current high indebtedness level, it may still be able to incur substantially more indebtedness. This could further exacerbate the risks associated with Intermediate Holding’s substantial indebtedness.

Intermediate Holding may be able to incur additional indebtedness in the future. Although Intermediate Holding’s debt agreements and certain debt agreements of EFH Corp. contain restrictions on Intermediate Holding’s ability to incur additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness, including secured indebtedness that could be incurred in compliance with these restrictions, could be substantial. If new debt is added to Intermediate Holding’s existing debt levels, the related risks that Intermediate Holding now faces would intensify.

Intermediate Holding’s debt agreements and certain of the debt agreements of EFH Corp. contain restrictions that limit flexibility in operating Intermediate Holding’s businesses.

Intermediate Holding’s debt agreements and certain of the debt agreements of EFH Corp. contain various covenants and other restrictions that limit the ability of Intermediate Holding to engage in specified types of transactions and may adversely affect Intermediate Holding’s ability to operate its businesses. These covenants and other restrictions limit Intermediate Holding’s ability to, among other things:

•	incur additional indebtedness or issue preferred shares;

•	pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments;

•	make investments;

•	sell or transfer assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of its assets;

•	enter into transactions with its affiliates; and

•	repay, repurchase or modify certain subordinated and other material debt.

There are a number of important limitations and exceptions to these covenants and other restrictions.

In addition, EFH Corp. and Oncor have implemented a number of “ring-fencing” measures to enhance the credit quality of Oncor, its immediate parent, Oncor Holdings, and Oncor Holdings’ other subsidiaries. See Note 1 to Financial Statements for a description of the material features of these “ring-fencing” measures. Those measures include, among other things:

•	Oncor being treated as an unrestricted subsidiary with respect to Intermediate Holding’s indebtedness;

•	Oncor not being restricted from incurring its own indebtedness;

•	Oncor not guaranteeing or pledging any of its assets to secure the indebtedness of any member of the Texas Holdings Group; and

•	restrictions on dividends, and the right of the independent members of Oncor’s board of directors and the primary noncontrolling member of Oncor to block the payment of dividends.

Risks Relating to Intermediate Holding’s Business

Intermediate Holding is a holding company conducting its operations principally through its subsidiary Oncor (in which Intermediate Holding indirectly holds an approximate 80% ownership interest). As such, the risks described below relating to Oncor’s businesses will apply to Intermediate Holding. Given the “ring-fencing” measures that have been implemented by EFH Corp. and Oncor described in Note 1 to Financial Statements, Intermediate Holding will have limited ability to mitigate any of the risks described below.

Oncor’s businesses are subject to ongoing complex governmental regulations and legislation that have impacted, and may in the future impact, its business and/or results of operations.

Oncor’s businesses operate in changing market environments influenced by various state and federal legislative and regulatory initiatives regarding the restructuring of the energy industry. Oncor will need to continually adapt to these changes.

Oncor’s businesses are subject to changes in state and federal laws (including PURA, the Federal Power Act, the Public Utility Regulatory Policies Act of 1978 and the Energy Policy Act of 2005), changing governmental policy and regulatory actions (including those of the PUCT, the Electric Reliability Organization, the Texas Regional Entity, the TCEQ, the FERC and the EPA) and the rules, guidelines and protocols of ERCOT with respect to matters including, but not limited to, market structure and design, construction and operation of transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of costs and investments, return on invested capital and environmental matters. Changes in, revisions to, or reinterpretations of existing laws and regulations may have an adverse effect on Oncor’s businesses.

The Texas Legislature meets every two years, and from time to time bills are introduced and considered that could materially affect Oncor’s business. There can be no assurance that future action of the Texas Legislature will not result in legislation that could have a material adverse effect on Oncor and its financial prospects.

PURA, the PUCT, ERCOT and the Office of Public Utility Council (OPC) are subject to a “Sunset” review by the Texas Sunset Advisory Commission. PURA will expire, and the PUCT will be abolished, on September 1, 2011 unless extended by the Texas Legislature following such review. If any of PURA, the PUCT, ERCOT or the OPC are not renewed by the Texas Legislature pursuant to Sunset review, it could have a material effect on Oncor’s business.

Sunset review is the regular assessment of the continuing need for a state agency to exist, and is grounded in the premise that an agency will be abolished unless legislation is passed to continue its functions. The Texas Sunset Advisory Commission (Sunset Commission) closely reviews each agency and recommends action on each agency to the Texas Legislature, which action may include modifying or even abolishing the agency. Of the twenty-seven agencies scheduled for Sunset review by the Sunset Commission in 2009 and 2010, three hold primary interest for Oncor: the PUCT, the OPC, and ERCOT, which are subject to a focused, limited scope, or special purpose review. These agencies, for the most part, govern and operate the electricity markets in Texas upon which Oncor’s business model is based. PURA, which expires September 1, 2011, is also subject to Sunset review. If the Texas Legislature fails to renew PURA or any of these agencies, it could result in a significant restructuring of the Texas electricity market or regulatory regime that could have a material impact on Oncor’s business. There can be no assurance that future action of the Sunset Commission will not result in legislation that could have a material adverse effect on Oncor and its financial prospects.

The rates of Oncor’s electricity delivery business are subject to regulatory review, and may be reduced below current levels, which could adversely impact Oncor’s financial condition and results of operations.

The rates charged by Oncor are regulated by the PUCT and certain cities and are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Oncor’s rates are regulated based on an analysis of Oncor’s costs and capital structure, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the PUCT will judge all of Oncor’s costs to have been prudently incurred, that the PUCT will not reduce the amount of invested capital included in the capital structure that Oncor’s rates are based upon, or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of Oncor’s costs, including regulatory assets reported in the balance sheet, and the return on invested capital allowed by the PUCT.

In addition, in connection with the Merger, Oncor has made several commitments to the PUCT regarding its rates. For example, Oncor committed that it will, in rate cases after its 2008 general rate case through proceedings initiated prior to December 31, 2012, support a cost of debt that will be no greater than the then-current cost of debt of electric utilities with credit ratings equal to Oncor’s ratings as of October 1, 2007. As a result, Oncor may not be able to recover all of its debt costs if they are above those levels.

The operation and maintenance of electricity delivery facilities involves significant risks that could adversely affect Oncor’s results of operations and financial condition.

The operation and maintenance of delivery facilities involves many risks, including, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of efficiency or reliability, the occurrence of any of which could result in lost revenues and/or increased expenses that may not be recoverable through rates. A significant number of Oncor’s facilities were constructed many years ago. In particular, older transmission and distribution equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep operating at peak efficiency or reliability. The risk of increased maintenance and capital expenditures arises from damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, Oncor’s ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, Oncor could be subject to additional costs that may not be recoverable through rates and/or the write-off of its investment in the project or improvement.

Insurance, warranties or performance guarantees may not cover all or any of the lost revenues or increased expenses. Likewise, Oncor’s ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside Oncor’s control.

Oncor’s capital deployment program may not be executed as planned, which could adversely impact Oncor’s financial condition and results of operations.

There can be no guarantee that the execution of Oncor’s capital deployment program for its electricity delivery facilities will be successful, and there can be no assurance that the capital investments Oncor intends to make in connection with its electricity delivery business will produce the desired reductions in cost and improvements to service and reliability. Furthermore, there can be no guarantee that Oncor’s capital investments, including its approximate $1.3 billion investment (based on April 2008 ERCOT cost estimates for CREZ construction projects) associated with projects to construct CREZ-related transmission lines and facilities will ultimately be recoverable through rates or, if recovered, that they will be recovered on a timely basis. With the construction of these projects, it is likely Oncor will incur additional debt. In addition, Oncor may incur additional debt in connection with other investments in infrastructure or technology. For more information regarding the limitation on recovering the value of investments using rates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Risks and Challenges.” There can also be no assurance that the PUCT’s award of CREZ construction projects will not be delayed, modified or otherwise vacated through judicial or administrative actions. Three of the CREZ construction projects awarded to Oncor are located in CREZs that are currently subject to a PUCT proceeding that may, if the PUCT determines there is not sufficient financial commitment from the generators of renewable energy for the projects, result in the PUCT delaying the filing of CREZ Certificates of Convenience and Necessity applications. The estimated cost of these construction projects is $380 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulation and Rates” for more information regarding this proceeding.

Market volatility may have impacts on Oncor’s business and financial condition that Oncor currently cannot predict.

Because its operations are capital intensive, Oncor expects to rely over the long-term upon access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash-on-hand, operating cash flows or its revolving credit facility. Recently, the capital and credit markets have been experiencing extreme volatility and disruption. Oncor’s ability to access the capital or credit markets may be severely restricted at a time when Oncor would like, or needs, to access those markets, which could have an impact on Oncor’s flexibility to react to changing economic and business conditions. In addition, the cost of debt financing may be materially impacted by these market conditions. Even if Oncor is able to obtain debt financing, it may be unable to recover in rates some or all of the costs of such debt financing as a result of its agreement with the PUCT that it will, in rate cases initiated prior to December 31, 2012, support a cost of debt that will be based on the then-current cost of debt of electric utilities with investment grade credit ratings equal to Oncor’s ratings as of October 1, 2007. Accordingly, there can be no assurance that the capital and credit markets will continue to be a reliable or acceptable source of short-term or long-term financing for Oncor. Additionally, disruptions in the capital and credit markets could have a broader impact on the economy in general in ways that could lead to reduced electricity usage, which could have a negative impact on Oncor’s revenues, or have an impact on Oncor’s customers, causing them to fail to meet their obligations to Oncor.

Oncor’s revenues are concentrated in a small number of customers, and any delay or default in payment could adversely affect its cash flows, financial condition and results of operations.

Oncor’s revenues from the distribution of electricity are collected from more than 70 REPs, including TXU Energy (a subsidiary of TCEH), that sell the electricity Oncor distributes to their customers. Distribution revenues from TCEH represented 38% of Oncor’s total revenues for the year ended December 31, 2009. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these retail providers to pay for Oncor’s services or could cause them to delay such payments. Oncor depends on these REPs to timely remit these revenues to Oncor. Oncor could experience delays or defaults in payment from these REPs, which could adversely affect Oncor’s cash flows, financial condition and results of operations. Due to the commitments made to the PUCT in connection with the Merger, Oncor may not recover bad debt expense, or certain other costs and expenses, from rate payers in the event of a default or bankruptcy by an affiliate REP.

Oncor’s ring-fencing measures may not work as planned.

As discussed above, to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group, various legal, financial and contractual provisions were implemented. These enhancements are intended to minimize the risk that a court would order any of the Oncor Ring-Fenced Entities’ assets and liabilities to be substantively consolidated with those of any member of the Texas Holdings Group in the event that a member of the Texas Holdings Group were to become a debtor in a bankruptcy case. Nevertheless, bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict. Accordingly, if any member of the Texas Holdings Group were to become a debtor in a bankruptcy case, there can be no assurance that a court would not order an Oncor Ring-Fenced Entity’s assets and liabilities to be substantively consolidated with those of such member of the Texas Holdings Group. See Note 1 to Financial Statements for additional information on ring-fencing measures.

Oncor’s credit ratings could negatively affect Oncor’s ability to access capital.

Downgrades in Oncor’s credit ratings would generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. In connection with Oncor’s execution of the agreement in November 2008 to sell a 19.75% equity interest as discussed in Note 1 to Financial Statements, S&P and Moody’s upgraded Oncor’s credit ratings for senior unsecured debt and senior secured debt from BBB- to BBB+ and from Ba1 to Baa3, respectively. In June 2009, Moody’s upgraded Oncor’s credit rating for senior secured debt by two notches from Baa3 to Baa1. Oncor’s credit ratings are currently substantially higher than those of its affiliates. If credit rating agencies were to change their views of Oncor’s independence of such affiliates, Oncor’s credit ratings would likely decline. In the event any downgrade occurs and causes Oncor’s borrowing costs to increase, Oncor may not be able to recover such increased costs if they exceed Oncor’s approved cost of debt determined in its 2008 general rate case or subsequent rate cases.

Most of Oncor’s large customers, suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions with Oncor. If Oncor’s credit ratings decline, the costs to operate Oncor’s businesses would likely increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with Oncor.

Oncor’s results of operations and financial condition could be negatively impacted by any development or event beyond Oncor’s control that causes economic weakness in the ERCOT market.

Oncor derives substantially all of its revenues from operations in the ERCOT market, which covers approximately 75% of the geographical area in the State of Texas. As a result, regardless of the state of the economy in areas outside the ERCOT market, economic weakness in the ERCOT market could lead to reduced demand for electricity in the ERCOT market. Such a reduction could have a material negative impact on Oncor’s results of operations and financial condition.

In the future, Oncor could have liquidity needs that could be difficult to satisfy under some circumstances, especially in uncertain financial market conditions.

Oncor’s operations are capital intensive. Oncor relies on access to financial markets and its credit facility as a significant source of liquidity for capital requirements not satisfied by cash-on-hand or operating cash flows. The inability to raise capital on favorable terms or access liquidity facilities, particularly during times of uncertainty similar to that which has recently been experienced in the financial markets, could adversely impact Oncor’s ability to sustain and grow its businesses and would likely increase capital costs that may not be recoverable through rates. Oncor’s access to the financial markets and its credit facility, and the pricing and terms Oncor receives in the financial markets, could be adversely impacted by various factors, such as:

•	changes in financial markets that reduce available credit or the ability to obtain or renew liquidity facilities on acceptable terms;

•	economic weakness in the ERCOT market;

•	changes in interest rates;

•	a deterioration of Oncor’s credit or a reduction in Oncor’s credit ratings;

•

a deterioration of the credit of EFH Corp. or EFH Corp.’s other subsidiaries or a reduction in the credit ratings of EFH Corp. or EFH Corp.’s other subsidiaries that is perceived to potentially have an adverse impact on Oncor despite the ring-fencing of the Oncor Ring-Fenced Entities from the Texas Holdings Group;

•	a material breakdown in Oncor’s risk management procedures, and

•	the occurrence of changes in Oncor’s businesses that restrict its ability to access its credit facility.

Oncor’s primary source of liquidity aside from operating cash flows is its ability to borrow under its revolving credit facility. The facility contains a debt-to-capital ratio covenant that effectively limits Oncor’s ability to incur indebtedness in the future. As of December 31, 2009, Oncor was in compliance with such covenant. The credit facility and the senior notes issued by Oncor are secured by a deed of trust which permits Oncor to secure other indebtedness with the lien of the deed of trust up to the amount of the available bond credits. As of December 31, 2009, the available bond credits were $2.263 billion. In connection with the Merger, Oncor also committed to the PUCT that it would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. As of December 31, 2009, Oncor is in compliance with such commitment.

The litigation environment in which Oncor operates poses a significant risk to its businesses.

Oncor is involved in the ordinary course of business in a number of lawsuits involving employment, commercial, environmental and injuries and damages issues, among other matters. Judges and juries in the State of Texas have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage and business tort cases. Oncor uses appropriate means to contest litigation threatened or filed against it, but the litigation environment in the State of Texas poses a significant business risk.

The allocated costs of providing pension and OPEB and related funding requirements are subject to changes in pension fund values, changing demographics and fluctuating actuarial assumptions and may have a material adverse effect on Oncor’s results of operations and financial condition.

Oncor is a participating employer in the pension plan sponsored by EFH Corp. and offers pension benefits based on either a traditional defined benefit formula or a cash balance formula. Oncor also participates in health care and life insurance benefit plans offered by EFH Corp. to eligible employees and their eligible dependents upon the retirement of such employees from Oncor. Oncor’s allocated costs of providing such benefits and related funding requirements are dependent upon numerous factors, assumptions and estimates and are subject to changes in these factors, assumptions and estimates, including the market value of the assets funding EFH Corp.’s pension and OPEB plans. Benefits costs and related funding requirements are also subject to changing employee demographics (including but not limited to age, compensation levels and years of accredited service), the level of contributions made to retiree plans, expected and actual earnings on plan assets and the discount rates used in determining the projected benefit obligation. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in actual market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods.

The substantial dislocation in the financial markets in 2008 caused the value of the investments that fund EFH Corp.’s pension and OPEB plans to significantly differ from, and may alter the values and actuarial assumptions EFH Corp. uses to calculate, projected future pension plan expense and OPEB costs allocated to Oncor. A continuation or further decline in the value of these investments could increase the expenses of EFH Corp.’s pension plan and the costs of its OPEB plan allocated to Oncor and related funding requirements in the future.

Disruptions at power generation facilities owned by third parties could interrupt Oncor’s sales of transmission and distribution services.

The electricity Oncor transmits and distributes to customers of REPs is obtained by the REPs from electricity generation facilities. Oncor does not own or operate any generation facilities. If generation is disrupted or if generation capacity is inadequate, Oncor’s sales of transmission and distribution services may be diminished or interrupted, and its results of operations, financial condition and cash flows may be adversely affected.

Changes in technology or increased conservation efforts may reduce the value of Oncor’s electricity delivery facilities and may significantly impact Oncor’s businesses in other ways as well.

Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines, photovoltaic (solar) cells and concentrated solar thermal devices. It is possible that advances in these or other technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with traditional generation plants. Changes in technology could also alter the channels through which retail customers buy electricity. To the extent self-generation facilities become a more cost-effective option for certain customers, Oncor’s revenues could be materially reduced.

Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of Oncor’s electricity delivery facilities. Certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by a fixed date. Effective energy conservation by Oncor’s customers could result in reduced energy demand, or significantly slow the growth in demand. Such reduction in demand could materially reduce Oncor’s revenues. Furthermore, Oncor may incur increased capital expenditures if it is required to invest in conservation measures.

The loss of the services of Oncor’s key management and personnel could adversely affect Oncor’s ability to operate its businesses.

Oncor’s future success will depend on its ability to continue to attract and retain highly qualified personnel. Oncor competes for such personnel with many other companies, in and outside Oncor’s industry, government entities and other organizations. Oncor may not be successful in retaining its current personnel or in hiring or retaining qualified personnel in the future. Oncor’s failure to attract new personnel or retain its existing personnel could have a material adverse effect on Oncor’s businesses.

Oncor’s revenues and results of operations are seasonal.

A significant portion of Oncor’s revenues is derived from rates that Oncor collects from each REP based on the amount of electricity Oncor distributes on behalf of such REP. Sales of electricity to residential and commercial customers are influenced by temperature fluctuations. Thus, Oncor’s revenues and results of operations are subject to seasonality, weather conditions and other electricity usage drivers, with revenues being highest in the summer.

As was the case in the fourth quarter 2008 (as discussed in Notes 1 and 3 to Financial Statements), goodwill that Oncor has recorded in connection with the Merger is subject to at least annual impairment evaluations, and as a result, Oncor could be required to write off some or all of this goodwill, which may cause adverse impacts on Oncor’s financial condition and results of operations.

In accordance with accounting standards, goodwill recorded in connection with the Merger is not amortized but is reviewed annually or more frequently for impairment, if certain conditions exist, and may be impaired. Any reduction in or impairment of the value of goodwill will result in a charge against earnings, which could cause a material adverse impact on Oncor’s reported results of operations and financial position.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 3. LEGAL PROCEEDINGS

Intermediate Holding is involved in various legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect on its financial position, results of operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 is not presented herein as Intermediate Holding meets the conditions set forth in General Instruction (I)(1)(a) and (b).

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED EQUITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable. Intermediate Holding’s outstanding membership interest is held by Energy Future Holdings Corp.

See Note 13 to Financial Statements for a description of cash distributions Intermediate Holding paid to EFH Corp. and the restrictions on Intermediate Holding’s ability to pay such distributions.

Item 6. SELECTED FINANCIAL DATA

	Successor (a)			Predecessor (a)
	December 31,			December 31,
	2009	2008	2007	2006	2005
	(millions of dollars, except ratios)
Total assets – end of year	$16,363	$15,821	$15,548	$10,709	$9,911
Property, plant & equipment – net – end of year	9,174	8,606	8,069	7,608	7,067
Goodwill – end of year	4,064	4,064	4,894	25	25

Capitalization – end of year
Long-term debt, less amounts due currently	$7,509	$7,351	$5,952	$3,811	$4,107
Shareholder’s equity	—	—	—	2,975	2,935
Intermediate Holding membership interest	3,010	3,069	5,439	—	—
Noncontrolling interests in subsidiary	1,363	1,355	—	—	—

Total	$11,882	$11,775	$11,391	$6,786	$7,042

Capitalization ratios – end of year
Long-term debt, less amounts due currently	63.2%	62.4%	52.3%	56.2%	58.3%
Shareholder’s equity	—	—	—	43.8	41.7
Intermediate Holding membership interest	25.3	26.1	47.7	—	—
Noncontrolling interests in subsidiary	11.5	11.5	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

	Successor (a)			Predecessor (a)
	Year Ended December 31,		Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31,
	2009	2008			2006	2005
	(millions of dollars, except ratios)
Operating revenues	$2,690	$2,580	$533	$1,967	$2,449	$2,394
Net income (loss) (b)	$138	$(655)	$19	$263	$344	$351
Net (income) loss attributable to noncontrolling interests	$(64)	$160	$—	$—	$—	$—
Net income (loss) attributable to Intermediate Holding	$74	$(495)	$19	$263	$344	$351

Capital expenditures	$998	$919	$162	$580	$880	$777

Ratio of earnings to fixed charges (c)	1.34	—	1.19	2.68	2.74	2.87

Embedded interest cost on long-term debt – end of period (d)	8.2%	8.2%	8.5%	6.6%	6.5%	6.5%

(a)	The Predecessor is Oncor; Intermediate Holding and Oncor Holdings were formed at the time of the Merger. The consolidated financial statements of the Successor reflect the application of purchase accounting.
(b)	Amount in 2008 includes an $860 million goodwill impairment charge (see Note 3 to Financial Statements).
(c)	Fixed charges exceeded earnings (net loss) by $526 million for the year ended December 31, 2008.
(d)	Represents the annual interest and amortization of any discounts, premiums, issuance costs and any deferred gains/losses on reacquisitions divided by the carrying value of the debt plus or minus the unamortized balance of any discounts, premiums, issuance costs and gains/losses on reacquisitions at the end of the year and excludes advances from affiliates.

Quarterly Information (unaudited)

Results of operations by quarter are summarized below. In the opinion of Intermediate Holding, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made. Quarterly results are not necessarily indicative of a full year’s operations because of seasonal and other factors.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions of dollars)
2009:
Operating revenues	$614	$653	$770	$653
Operating income	143	167	205	117
Net income	13	36	85	4
Net income attributable to noncontrolling interests	(12)	(16)	(26)	(10)
Net income (loss) attributable to Intermediate Holding	1	20	59	(6)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
	(millions of dollars)
2008:
Operating revenues	$614	$626	$728	$612
Operating income	151	150	206	147
Net income (loss)	41	41	96	(833)
Net loss attributable to noncontrolling interests	—	—	—	160
Net income (loss) attributable to Intermediate Holding	41	41	96	(673)

(a)	Net income (loss) includes impairment charge totaling $860 million related to goodwill (see Note 3 to Financial Statements).

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Intermediate Holding’s financial condition and results of operations for the fiscal years ended December 31, 2009, 2008 and 2007 should be read in conjunction with Selected Financial Data and Intermediate Holding’s audited consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

Intermediate Holding is a Dallas, Texas-based holding company whose wholly-owned subsidiary, Oncor Holdings, holds a majority investment (approximately 80%) in Oncor; consequently, Intermediate Holding’s financial statements represent almost entirely the operations of Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Distribution revenues from TCEH represented 38% and 39% of total revenues for the years ended December 31, 2009 and 2008, respectively. Intermediate Holding is a direct, wholly-owned subsidiary of EFH Corp. See “Glossary” for definition of terms and abbreviations, including the Merger. Because Oncor is managed as an integrated business, there are no separate reportable business segments.

EFH Corp. and Oncor have implemented certain structural and operational “ring-fencing” measures based on commitments made by Texas Holdings and Oncor to the PUCT that are intended to enhance the credit quality of Oncor Holdings and Oncor. These measures serve to mitigate Oncor’s and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor or Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities. See Note 1 to Financial Statements for a description of the material features of these “ring-fencing” measures.

Significant Activities and Events

Technology Initiatives — Oncor continues to invest in technology initiatives that include development of a modernized grid through the replacement of existing meters with advanced digital metering equipment and development of advanced digital communication, data management, real-time monitoring and outage detection capabilities. This modernized grid is expected to produce electricity service reliability improvements and provide the potential for additional products and services from REPs that will enable businesses and consumers to better manage their electricity usage and costs. Oncor’s plans provide for the full deployment of over three million advanced meters by the end of 2012 to all residential and most non-residential retail electricity customers in Oncor’s service area. The advanced meters can be read remotely, rather than by a meter reader physically visiting the location of each meter. Advanced meters facilitate automated demand side management, which allows consumers to monitor the amount of electricity they are consuming and adjust their electricity consumption habits.

As of December 31, 2009, Oncor has installed approximately 660 thousand advanced digital meters, including approximately 620 thousand during the year ended December 31, 2009. As the new meters are integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for Texas market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $196 million as of December 31, 2009.

As discussed below under “Regulation and Rates,” Oncor has implemented a rate surcharge effective January 1, 2009 to recover its investment in the advanced meter deployment.

Matters with the PUCT — See discussion of these matters, including the awarded construction of $1.3 billion of transmission lines and a rate case with the PUCT, below under “Regulation and Rates.”

Debt Exchanges and Issuances — See Note 11 to Financial Statements for discussion of debt exchange offers completed by EFH Corp., Intermediate Holding and EFIH Finance in November 2009 and the issuance of additional notes by EFH Corp., guaranteed by Intermediate Holding, in January 2010.

2008 Impairment of Goodwill — Financial market conditions had a significant effect on Intermediate Holding’s 2008 assessment of the carrying value of goodwill. Intermediate Holding recorded a goodwill impairment charge of $860 million in 2008, primarily arising from the dislocation in the capital markets that had increased interest rate spreads and the resulting discount rates used in estimating fair values and the effects of declines in market values of debt and equity securities of comparable companies. The annual impairment testing performed as of October 1 and December 1, 2009 resulted in no impairment. See Note 3 to Financial Statements and “Application of Critical Accounting Policies” below for more information on the goodwill impairment charge.

KEY RISKS AND CHALLENGES

Following is a discussion of key risks and challenges facing management and the initiatives currently underway to manage such challenges.

Rates and Cost Recovery

The rates assessed by Oncor are regulated by the PUCT and certain cities and are subject to regulatory rate-setting processes and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Oncor’s rates are regulated based on an analysis of Oncor’s costs and capital structure, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there is no assurance that the PUCT will judge all of Oncor’s costs to have been prudently incurred, that the PUCT will not reduce the amount of invested capital included in the capital structure that Oncor’s rates are based upon or that the regulatory process in which rates are determined will always result in rates that produce full recovery of Oncor’s costs. For example, in its final order in August 2009 with respect to the rate review Oncor filed in June 2008, the PUCT denied recovery of $25 million of regulatory assets, resulting in a $16 million after tax loss recognized in 2009. See “Regulation and Rates” below for further information regarding the final order.

Advanced Meter Deployment

Under a PUCT order, which became final in September 2008, approving Oncor’s proposed advanced meter deployment plan and rate surcharge to recover its investment, Oncor began billing the advanced metering surcharge in the January 2009 billing month cycle. Oncor may, through subsequent reconciliation proceedings, request recovery of additional costs that are reasonable and necessary. While there is a presumption that costs spent in accordance with a plan approved by the PUCT are reasonable and necessary, recovery of any costs that are found not to have been spent or properly allocated, or not to be reasonable or necessary, must be refunded. See “Regulation and Rates” below for further information.

Technology Initiatives

Risks to the technology initiative programs discussed above under “Significant Activities and Events” include nonperformance by equipment and service providers, failure of the technology to meet performance expectations and inadequate cost recovery allowances by regulatory authorities. Oncor is implementing measures to mitigate these risks, but there can be no assurance that these technology initiatives will achieve the operational and financial objectives.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Intermediate Holding’s significant accounting policies are discussed in Note 1 to Financial Statements. Intermediate Holding follows accounting principles generally accepted in the US. Application of these accounting policies in the preparation of Intermediate Holding’s consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered. The following is a summary of certain critical accounting policies of Intermediate Holding that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

Purchase Accounting

In 2007, the Merger was accounted for under purchase accounting, whereby the purchase price of the transaction was allocated to EFH Corp.’s identifiable assets acquired and liabilities assumed based upon their fair values. The estimates of the fair values recorded were determined based on the principles in accounting standards related to the determination of fair value and reflect significant assumptions and judgments. For Oncor, the realization of its assets and settlement of its liabilities are largely subject to cost-based regulatory rate-setting processes. Accordingly, the historical carrying values of a majority of its assets and liabilities are deemed to represent fair values. See discussions in Note 2 to Financial Statements regarding adjustments to the carrying values of a regulatory asset and related long-term debt.

The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The goodwill amount recorded at EFH Corp. totaled $23.2 billion as a result of purchase accounting, of which $4.9 billion was assigned to Intermediate Holding. The assignment of goodwill was based on the relative estimated enterprise value of Oncor’s operations as of the date of the Merger using discounted cash flow methodologies. In accordance with accounting guidance related to goodwill and other intangible assets, goodwill is not amortized to net income, but is required to be tested for impairment at least annually.

In the fourth quarter of 2008, Intermediate Holding recorded a goodwill impairment charge of $860 million based on estimated fair values as of December 31, 2008. See discussion immediately below under “Impairment of Long-Lived Assets.”

Push Down of Merger-Related Debt

Merger-related debt of EFH Corp. (parent) is fully and unconditionally guaranteed on a joint and several basis by EFC Holdings and Intermediate Holding. In accordance with SEC Staff Accounting Bulletin (SAB) Topic 5-J, a portion of such debt and related interest expense is reflected in the financial statements of Intermediate Holding. The amount reflected on Intermediate Holding’s balance sheet represents 50% of the guaranteed EFH Corp. Merger-related debt. This percentage reflects the fact that at the time of the Merger, the equity investments of EFC Holdings and Intermediate Holding in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the notes is the responsibility of EFH Corp., Intermediate Holding records the settlement of such amounts as noncash capital contributions from EFH Corp. See Note 11 to Financial Statements.

Impairment of Long-Lived Assets

Intermediate Holding evaluates long-lived assets (including intangible assets with finite lives) for impairment in accordance with accounting standards related to impairment or disposal of long-lived assets whenever events or changes in circumstances indicate that an impairment may exist. The determination of the existence of these and other indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows.

Goodwill is required to be tested for impairment at least annually or whenever events or changes in circumstances indicate an impairment may exist. Effective with its 2009 testing, Oncor changed the annual test date from October 1 to December 1. Management determined the new annual goodwill test date is preferable because of efficiencies gained by aligning the test with Oncor’s annual budget and five-year plan processes in the fourth quarter. The change in the annual test date did not delay, accelerate or avoid an impairment charge, and retrospective application of this change in accounting principle did not affect previously reported results. Under this goodwill impairment analysis, if at the assessment date Oncor’s carrying value exceeds its estimated fair value (enterprise value), the estimated enterprise value is compared to the estimated fair values of Oncor’s operating assets (including identifiable intangible assets) and liabilities at the assessment date, and the resultant implied goodwill amount is compared to the recorded goodwill amount. Any excess of the recorded goodwill amount over the implied goodwill amount is written off as an impairment charge.

The determination of enterprise value involves a number of assumptions and estimates. Oncor uses a combination of three fair value inputs to estimate enterprise values of its reporting units: internal discounted cash flow analyses (income approach), comparable company equity values and any recent pending and/or completed relevant transactions. The income approach involves estimates of future performance that reflect assumptions regarding, among other things, the discount rate, or weighted average cost of capital. The determination of the discount rate takes into consideration the capital structure, debt ratings and current debt yields of comparable companies as well as an estimate of return on equity that reflects historical market returns and current market volatility for the industry. Enterprise value estimates based on comparable company equity values involve using trading multiples of EBITDA of those selected companies to derive appropriate multiples to apply to Oncor’s EBITDA. This approach requires an estimate, using historical acquisition data, of an appropriate control premium to apply to the values calculated from such multiples. Critical judgments include the selection of comparable companies and the weighting of the three value inputs in developing the best estimate of enterprise value.

The 2009 annual impairment testing performed as of October 1 and December 1, 2009 in accordance with accounting guidance for a change in annual impairment testing dates resulted in no impairment. The testing determined that Oncor’s estimated fair value (enterprise value) exceeded its carrying value, resulting in no additional testing and no impairment.

See Note 3 to Financial Statements for a discussion of the $860 million goodwill impairment charge recorded in the fourth quarter of 2008. The charge was not deductible for income tax-related purposes. The impairment primarily arose from the dislocation in the capital markets that increased interest rate spreads and the resulting discount rates used in the income approach and in the trading multiples of comparable companies and the effect of declines in market values of debt and equity securities of comparable companies in the second half of 2008.

Revenue Recognition

Revenue includes an estimate for electricity delivery services provided from the meter reading date to the end of the period (unbilled revenue). Unbilled revenue is based on actual daily revenues for the most recent period, adjusted for weather and other measurable factors that affect consumption, applied to the number of unmetered days through the end of the period. Accrued unbilled revenues totaled $141 million, $140 million and $137 million at December 31, 2009, 2008 and 2007, respectively.

Accounting for Income Taxes

Intermediate Holding’s income tax expense and related balance sheet amounts involve significant management estimates and judgments. Amounts of deferred income tax assets and liabilities, as well as current and noncurrent accruals, involve judgments and estimates of the timing and probability of recognition of income and deductions by taxing authorities. In assessing the likelihood of realization of deferred tax assets, management considers estimates of the amount and character of future taxable income. Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, Intermediate Holding’s forecasted financial condition and results of operations in future periods, as well as final review of filed tax returns by taxing authorities. EFH Corp.’s income tax returns are regularly subject to examination by applicable tax authorities. In management’s opinion, the liability recorded pursuant to income tax accounting guidance related to uncertain tax positions reflects future taxes that may be owed as a result of any examination. See Note 1 to Financial Statements.

As discussed in Note 6 to Financial Statements, in January 2007 Intermediate Holding adopted new accounting standards that provide interpretive guidance for accounting for uncertain tax positions. See Notes 1 and 7 to Financial Statements for discussion of income tax matters.

Depreciation

As discussed above, the historical carrying values of the transmission and distribution utility assets subject to regulated rate recovery were deemed to represent fair values in purchase accounting. Depreciation expense for such assets totaled $394 million, $330 million and $298 million 2009, 2008 and 2007, respectively, or 3.1% of carrying value in 2009 and 2.8% in both 2008 and 2007.

Regulatory Assets

The financial statements at December 31, 2009 and 2008 reflect total regulatory assets of $2.170 billion and $2.071 billion, respectively. These amounts include $759 million and $865 million, respectively, of generation-related regulatory assets recoverable by securitization (transition) bonds as discussed immediately below. Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. See Note 8 to Financial Statements for more information regarding regulatory assets and liabilities.

Generation-related regulatory asset stranded costs arising prior to the 1999 Restructuring Legislation became subject to recovery through issuance of $1.3 billion principal amount of transition bonds in accordance with a regulatory financing order. The carrying value of the regulatory asset upon final issuance of the bonds in 2004 represented the projected future cash flows to be recovered from REPs by Oncor through revenues as a transition charge to service the principal and fixed rate interest on the bonds. The regulatory asset is being amortized to expense in an amount equal to the transition charge revenues being recognized. As discussed in Note 2 to Financial Statements, the regulatory asset and related transition bonds were adjusted to fair value on the date of the Merger in accordance with purchase accounting rules.

Other regulatory assets that Intermediate Holding believes are probable of recovery, but are subject to review and possible disallowance, totaled $148 million at December 31, 2009. These amounts consist primarily of storm-related service recovery costs and employee retirement costs.

In 2009, the PUCT issued a final order in Oncor’s first rate review in more than seven years. As discussed in Note 8 to Financial Statements, the order resulted in a write off of regulatory assets of $25 million.

Defined Benefit Pension Plans and OPEB Plans

Oncor is a participating employer in the EFH Retirement Plan, a defined benefit pension plan sponsored by EFH Corp., and also participates with EFH Corp. and certain other subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Reported costs of providing noncontributory pension and OPEB are dependent upon numerous factors, assumptions and estimates.

PURA provides for the recovery by Oncor of pension and OPEB costs for all applicable former employees of the regulated predecessor integrated electric utility. These costs are associated with Oncor’s active and retired employees as well as active and retired personnel engaged in other EFH Corp. activities related to service prior to the deregulation and disaggregation of EFH Corp.’s businesses effective January 1, 2002. Accordingly, Oncor and TCEH entered into an agreement whereby Oncor assumed responsibility for applicable pension and OPEB costs related to those personnel.

Oncor is authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs reflected in Oncor’s approved (by the PUCT) billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Accordingly, Oncor defers (principally as a regulatory asset or property) additional pension and OPEB costs consistent with PURA. Amounts deferred are ultimately subject to regulatory approval.

Benefit costs are impacted by actual employee demographics (including but not limited to age, compensation levels and years of accredited service), the level of contributions made to retiree plans, expected and actual earnings on plan assets and the discount rates used in determining the projected benefit obligation. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods.

Changes in benefit obligations associated with factors discussed above may not be immediately recognized in the financial statements, but recognized in future years over the remaining average service period of plan participants. As such, significant portions of benefit costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. Pension and OPEB costs as determined under applicable accounting rules are summarized in the following table:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007

Pension costs	$35	$15	$3	$21
OPEB costs	55	44	9	50

Total benefit costs	90	59	12	71
Less amounts deferred principally as a regulatory asset or property	(66)	(42)	(8)	(43)

Net amounts recognized as expense	$24	$17	$4	$28

Discount rate (a)	6.90%	6.55%	6.45%	5.90%

Funding of pension and OPEB plans (b)	84	77	6	30

(a)	Discount rate for OPEB was 6.85% in 2009.
(b)	2009 amount includes transfers of investments related to the supplemental retirement plans totaling $6 million.

PRESENTATION AND ANALYSIS OF RESULTS

The accompanying statements of consolidated income and cash flows for 2007 are presented for two periods: January 1, 2007 through October 10, 2007 (Predecessor) and October 11, 2007 through December 31, 2007 (Successor), which relate to the period before the Merger and the period after the Merger, respectively. Management’s discussion and analysis of results of operations and cash flows has been prepared by comparing the results of operations and cash flows of the Successor for the year ended December 31, 2009 to those of the Successor for the year ended December 31, 2008, by comparing the results of operations and cash flows of the Successor for the three months ended December 31, 2008 to those of the Successor for the period October 11, 2007 through December 31, 2007 and by comparing the results of operations and cash flows of the Successor for the nine months ended September 30, 2008 to those of the Predecessor for the period January 1, 2007 through October 10, 2007. To facilitate the discussion, certain volumetric and statistical data for 2008 have been presented as of and for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 and as of and for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. Such volumetric and statistical data are measured and reported on a monthly, quarterly and annual basis.

See Note 1 to Financial Statements for discussion of presentation of income taxes.

RESULTS OF OPERATIONS

Financial Results

	Successor					Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Three Months Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Nine Months Ended September 30, 2008	Period from January 1, 2007 through October 10, 2007
Operating revenues:
Affiliated	$1,018	$1,000	$226	$209	$775	$823
Nonaffiliated	1,672	1,580	386	324	1,194	1,144

Total operating revenues	2,690	2,580	612	533	1,969	1,967

Operating expenses:
Operating and maintenance	962	852	212	200	640	649
Write off of regulatory assets (Note 8)	25	—	—	—	—	—
Depreciation and amortization	557	492	122	96	370	366
Income taxes	145	191	29	25	162	150
Taxes other than income taxes	385	391	102	87	289	305

Total operating expenses	2,074	1,926	465	408	1,461	1,470

Operating income	616	654	147	125	508	497

Other income and deductions:
Impairment of goodwill (Note 3)	—	860	860	—	—	—
Other income	49	45	11	11	34	3
Other deductions	14	25	4	8	21	30
Nonoperating income taxes	(65)	(62)	(14)	(17)	(48)	9

Interest income	47	47	13	12	34	44

Interest expense and related charges	625	578	154	138	424	242

Net income (loss)	138	(655)	(833)	19	179	263
Net (income) loss attributable to noncontrolling interests	(64)	160	160	—	—	—

Net income (loss) attributable to Intermediate Holding	$74	$(495)	$(673)	$19	$179	$263

Operating Data

	Successor			Three Months Ended December 31, 2007	Successor	Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Three Months Ended December 31, 2008		Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Operating statistics – volumes:
Electric energy billed volumes (GWh)	103,376	107,828	23,969	25,784	83,859	79,645

Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)	84.5	85.4	85.4	77.9	82.6	79.2
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.1	1.1	1.1	1.1	1.1	1.1
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	77.2	74.7	74.7	70.6	75.3	69.5

Electric points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)	3,145	3,123	3,123	3,093	3,116	3,087

	Successor					Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Three Months Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Nine Months Ended September 30, 2008	Period from January 1, 2007 through October 10, 2007
Operating revenues:
Electricity distribution revenues (b):
Affiliated (TCEH)	$1,017	$998	$226	$208	$773	$821
Nonaffiliated	1,339	1,264	304	257	960	921

Total distribution revenues	2,356	2,262	530	465	1,733	1,742
Third-party transmission revenues	299	280	73	60	207	199
Other miscellaneous revenues	35	38	9	8	29	26

Total operating revenues	$2,690	$2,580	$612	$533	$1,969	$1,967

(a)	SAIDI is the average number of minutes electric service is interrupted per consumer in a year. SAIFI is the average number of electric service interruptions per consumer in a year. CAIDI is the average duration in minutes per electric service interruption in a year. The statistics presented are based on the preceding twelve months’ data.
(b)	Includes transition charge revenue associated with the issuance of securitization bonds totaling $147 million and $140 million for the years ended December 31, 2009 and 2008, respectively; $32 million for the three months ended December 31, 2008; $29 million for the period October 11, 2007 through December 31, 2007; $108 million for the nine months ended September 30, 2008 and $116 million for the period January 1, 2007 through October 10, 2007. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

Financial Results – Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Operating revenues increased $110 million, or 4%, to $2.690 billion in 2009. The increase reflected:

•	$55 million from increased distribution tariffs, including the August 2009 rate review order;

•

$28 million from a surcharge to recover advanced metering deployment costs and $11 million from a surcharge to recover additional energy efficiency costs, both of which became effective with the January 2009 billing cycle;

•	$20 million in higher transmission revenues reflecting rate increases to recover ongoing investment in the transmission system;

•	an estimated $14 million impact from growth in points of delivery;

•	$9 million performance bonus for meeting PUCT energy efficiency targets, and

•	$7 million in higher charges to REPs related to transition bonds (with an offsetting increase in amortization of the related regulatory asset),

partially offset by an estimated $27 million in lower average consumption primarily due to the effects of milder weather and general economic conditions and $7 million due to less requested REP discretionary and third-party maintenance services.

Operation and maintenance expense increased $110 million, or 13%, to $962 million in 2009. The increase reflected $45 million in higher fees paid to other transmission entities, $24 million in additional expense recognition as a result of the PUCT’s final order in the rate review (see discussion immediately below), $12 million related to advanced meters and $10 million in costs related to programs designed to improve customer electricity demand efficiencies, the majority of which are reflected in the revenue increases discussed above, $7 million in higher labor costs primarily to meet enhanced service terms and conditions, $6 million in higher costs related to employee benefit plans, $4 million in higher contractor and professional services and $3 million in higher smart grid services costs, partially offset by a $3 million one-time reversal of bad debt expense due to the PUCT’s finalization of the Certification of Retail Electric Providers rule in April 2009.

Under accounting rules for rate regulated utilities, certain costs are deferred as regulatory assets (see Note 8 to Financial Statements) when incurred and are recognized as expense when recovery of the costs are allowed in revenue under regulatory approvals. Accordingly, since September 18, 2009, the effective date of the new tariffs resulting from the rate review (see “Regulation and Rates” below), Oncor recognized as operation and maintenance expenses $13 million of higher current costs that would previously have been deferred as regulatory assets and $11 million of increased amortization of previously deferred costs. The additional expense recognized included $14 million related to storm recovery costs and $10 million related to pension and OPEB costs.

See Note 8 to Financial Statements for discussion of the $25 million write off of regulatory assets.

Depreciation and amortization increased $65 million, or 13%, to $557 million in 2009. The increase reflected $34 million in higher depreciation due to ongoing investments in property, plant and equipment (including $11 million related to advanced meters), $24 million due to increased depreciation and amortization rates implemented upon the PUCT approval of new tariffs in September 2009 and $7 million in higher amortization of regulatory assets associated with securitization bonds (with an offsetting increase in revenues).

See Note 3 to Financial Statements for a discussion of the $860 million goodwill impairment charge recorded in the fourth quarter of 2008.

Taxes other than income taxes decreased $6 million, or 2%, to $385 million in 2009 primarily driven by a decrease in local franchise fees due to decreased volumes of electricity delivered.

Other income totaled $49 million in 2009 and $45 million in 2008. The 2009 and 2008 amounts included accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting totaling $39 million and $44 million, respectively. The 2009 amount also included $10 million due to the reversal of exit liabilities recorded in purchase accounting related to the termination of outsourcing arrangements. See Note 2 to Financial Statements.

Other deductions totaled $14 million in 2009 and $25 million in 2008. The 2009 and 2008 amounts included professional fees totaling $7 million and $5 million, respectively, and costs associated with the 2006 rate settlement with certain cities totaling $2 million and $13 million, respectively. See Note 20 to Financial Statements.

Income taxes totaled $80 million in 2009 (including an expense of $145 million related to operating income and a benefit of $65 million related to nonoperating income) compared to $129 million (including an expense of $191 million related to operating income and a benefit of $62 million related to nonoperating income) in 2008. The effective rate on pretax income decreased to 36.7% in 2009 from 38.5%, excluding the impact of the $860 million goodwill impairment in 2008. (This nondeductible charge distorts the comparison; therefore it has been excluded for purposes of a more meaningful discussion.) The decrease in the rate was driven by the reversal of accrued interest due to the favorable resolution of uncertain tax positions. See Note 7 to Financial Statements for reconciliation of the effective rate to the US federal statutory rate.

Interest income totaled $47 million in both 2009 and 2008, reflecting $4 million in lower reimbursement of transition bond interest from TCEH due to lower remaining principal amounts of the bonds and $2 million in lower interest income on temporary cash investments and restricted cash due to lower interest rates, offset by $4 million in higher earnings on investments held for certain employee benefit plans and $2 million in earnings on affiliate debt held as an investment as a result of the debt exchanges discussed in Note 11 to Financial Statements.

Interest expense and related charges increased $47 million, or 8%, to $625 million in 2009. The change included a $30 million increase related to Oncor’s operations, driven by $17 million in higher average borrowings, reflecting ongoing capital investments, and $13 million in higher average interest rates, which was driven by refinancing of short-term borrowings with $1.5 billion of senior secured notes in September 2008. The majority of the proceeds of the September 2008 notes issuance was used to pay outstanding short-term borrowings under Oncor’s credit facility. The remaining $17 million increase was driven by EFH Corp.’s PIK interest election on the Toggle Notes pushed down to Intermediate Holding as described in Note 11 to Financial Statements.

Net income for 2009 totaled $138 million and net loss for 2008 totaled $655 million. The change reflects the $860 million goodwill impairment charge recorded in 2008 as well as $67 million in lower results in 2009 driven by increased interest expense, the effect of lower average consumption on revenues and the write-off of certain regulatory assets.

Financial Results – Three Months Ended December 31, 2008 Compared to Successor Period from October 11, 2007 through December 31, 2007

Operating revenues increased $79 million, or 15%, to $612 million in 2008. The increase is largely due to $67 million in revenues attributable to the ten fewer days in the 2007 period, increased distribution tariffs to recover transmission costs, the impact of growth in points of delivery and higher transmission revenues primarily due to a rate increase to recover ongoing investment in the transmission system, partially offset by lower average consumption due to the effects of milder weather.

Operation and maintenance expense increased $12 million, or 6%, to $212 million in 2008. The increase reflected $23 million in costs attributable to the ten fewer days in the 2007 period and higher fees paid to other transmission entities, partially offset by lower vegetation management expenses and lower incentive compensation expense.

Depreciation and amortization increased $26 million, or 27%, to $122 million in 2008. The increase included $12 million in costs attributable to the ten fewer days in the 2007 period. The remaining increase largely reflected higher depreciation due to ongoing investments in property, plant and equipment.

Taxes other than income taxes increased $15 million, or 17%, to $102 million in 2008. The increase is largely due to the ten fewer days in the 2007 period.

See Note 3 to Financial Statements for a discussion of the $860 million goodwill impairment charge recorded in the fourth quarter of 2008.

Other income totaled $11 million in both 2008 and 2007. The amounts reflected accretion of an adjustment (discount) to regulatory assets resulting from purchase accounting. Other deductions totaled $4 million and $8 million in 2008 and 2007, respectively. The 2007 amount included costs associated with the 2006 rate settlement with certain cities totaling $6 million.

Income taxes totaled $15 million in 2008 (including an expense of $29 million related to operating income and a benefit of $14 million related to nonoperating income) compared to $8 million (including an expense of $25 million related to operating income and a benefit of $17 million related to nonoperating income) in 2007. The effective rate on pretax income increased to 35.7% in 2008, excluding the impact of the $860 million goodwill impairment, from 29.6% in 2007. (This nondeductible charge distorts the comparison; therefore it has been excluded for purposes of a more meaningful discussion.) The increase in the effective rate was driven by the impact of higher Texas margin tax due in part to the effects of the tax sharing agreement in 2007 and higher accrued interest related to uncertain tax positions.

Interest income increased $1 million, or 8%, to $13 million in 2008. The increase reflected interest income attributable to the ten fewer days in the 2007 period.

Interest expense and related charges increased by $16 million, or 12%, to $154 million in 2008. The increase included $9 million in costs attributable to the ten fewer days in the 2007 period, $7 million from higher average borrowings, reflecting ongoing capital investments, and $1 million from higher average interest rates.

Net loss for 2008 totaled $833 million, and net income for 2007 totaled $19 million. The change was driven by the $860 million goodwill impairment charge recorded in 2008.

Financial Results – Nine Months Ended September 30, 2008 Compared to Predecessor Period from January 1, 2007 through October 10, 2007

Operating revenues increased $2 million, or less than 1%, to $1.969 billion in 2008. The increased revenue reflected:

•	$32 million from increased distribution tariffs to recover higher transmission costs;

•	an estimated $16 million impact from growth in points of delivery;

•	$15 million in higher transmission revenues primarily due to rate increases to recover ongoing investment in the transmission system;

•	an estimated $3 million from higher average consumption, as the estimated effect of warmer weather was partially offset by usage declines, and

•

$7 million in increased miscellaneous revenues, including $3 million of revenues for services provided to REPs and other customers (with a related increase in operating costs) and $2 million of pole contact revenues, partially offset by:

•	$67 million attributable to the ten additional days in the 2007 period, and

•	$4 million in lower charges to REPs related to securitization bonds (with an offsetting decrease in amortization of the related regulatory asset).

Operation and maintenance expense decreased $9 million, or 1%, to $640 million in 2008. The decrease reflected:

•	$23 million in costs attributable to the ten additional days in the 2007 period;

•	$7 million in lower incentive compensation expense;

•	$5 million in lower fees due to Oncor’s exit from the sale of accounts receivable program, and

•	$4 million in expenses in 2007 related to the rebranding of TXU Electric Delivery Company to Oncor Electric Delivery Company,

partially offset by:

•

$19 million in increased labor and benefits costs for restoration of service as a result of weather events, more stringent service requirements, increased services provided to REPs and other customers and equipment installation activities;

•	$4 million in higher professional fees;

•	$3 million in higher vegetation management expenses, and

•	$3 million in software license and service expenses related to Oncor’s purchase of a broadband over power line based “SmartGrid” network in May 2008.

Depreciation and amortization increased $4 million, or 1%, to $370 million in 2008. The increase reflected $21 million in higher depreciation due to ongoing investments in property, plant and equipment, partially offset by $4 million in lower amortization of the regulatory assets associated with securitization bonds (with an offsetting decrease in revenues) and $12 million attributable to the ten additional days in the 2007 period.

Taxes other than income taxes decreased $16 million, or 5%, to $289 million in 2008. Of the decrease, $10 million was attributable to the ten additional days in the 2007 period and $9 million was due to a decrease in state franchise taxes resulting from the 2007 enactment of the Texas margin tax, which is accounted for as an income tax, partially offset by a $5 million increase in local franchise fees reflecting increased volumes of electricity delivered. Local franchise fees resulting from the 2006 cities rate settlement totaled $7 million for the nine months ended September 30, 2008 and $5 million for the period from January 1, 2007 through October 10, 2007.

Other income totaled $34 million in 2008 and $3 million in 2007. The 2008 amount reflected accretion of the fair value adjustment to certain regulatory assets due to purchase accounting as discussed in Note 2 to Financial Statements. Other deductions totaled $21 million and $30 million in 2008 and 2007, respectively. These amounts included costs associated with the 2006 settlement with certain cities related to rates totaling $13 million for the nine months ended September 30, 2008 and $20 million for the period from January 1, 2007 through October 10, 2007.

Income taxes totaled $114 million in 2008 (including an expense of $162 million related to operating income and a benefit of $48 million related to nonoperating income) compared to $159 million (including $150 million related to operating income and $9 million related to nonoperating income) in 2007. The effective rate on pretax income increased to 38.9% in 2008 from 37.7% in 2007. The increase in the effective rate was primarily driven by the nondeductibility of certain interest expense on pushed down debt.

Interest income decreased $10 million, or 23%, to $34 million in 2008. The decrease reflected $4 million in lower earnings on assets held for certain employee benefit plans, a $3 million decrease in reimbursement of transition bond interest from TCEH and $2 million attributable to the ten additional days in the 2007 period.

Interest expense increased $182 million, or 75%, to $424 million in 2008. The increase was driven by $195 million of interest expense related to the Merger-related debt pushed down from EFH Corp. to Intermediate Holding as discussed in Note 11 to Financial Statements, partially offset by $9 million attributable to the ten additional days in the 2007 period.

Net income decreased $84 million, or 32%, to $179 million in 2008. The decrease reflected higher interest expense driven by the Merger-related debt pushed down from EFH Corp. to Intermediate Holding, partially offset by increased revenues and higher other income, which reflects the effects of purchase accounting.

OTHER COMPREHENSIVE INCOME

In September 2008, Oncor entered into interest rate swap transactions hedging the variability of treasury bond rates used to determine the interest rates on an anticipated issuance of an aggregate of $1.0 billion of senior secured notes maturing from 2013 to 2018. The hedges were terminated the same day, and $2 million in after-tax losses were recorded as other comprehensive income.

An after tax loss of $1 million for the period January 1, 2007 through October 10, 2007 was recognized in net income related to settled cash flow hedges (variable to fixed interest rate swaps). All amounts included in accumulated other comprehensive income as of October 10, 2007, which totaled $18 million in net losses, were eliminated as part of purchase accounting. Oncor has used derivative financial instruments that were effective in offsetting future cash flow variability related to interest rates; these consisted of interest rate swaps entered into to hedge variable rate debt. Amounts in accumulated other comprehensive income included the value of dedesignated and terminated cash flow hedges at the time of such dedesignation/termination, less amounts reclassified to net income as the original hedged transactions were actually settled and affected net income.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows — Cash flows from operating, financing and investing activities included:

	Successor					Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Three Months Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Nine Months Ended September 30, 2008	Period from January 1, 2007 through October 10, 2007
Cash flows — operating activities:
Net income (loss)	$138	$(655)	$(834)	$19	$179	$263
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	532	462	114	97	348	366
Write off of regulatory assets	25	—	—	—	—	—
Deferred income taxes – net	22	160	97	71	63	21
Amortization of investment tax credits	(5)	(5)	(1)	(1)	(4)	(4)
Reversal of reserves recorded in purchase accounting	(10)	—	—	—	—	—
Impairment of goodwill	—	860	860	—	—	—
Noncash interest expense related to pushed down debt of parent	265	251	125	24	126	—
Other – net	(1)	6	2	1	4	6
Changes in operating assets and liabilities	(16)	(250)	(124)	(146)	(126)	30

Cash provided by operating activities	950	829	239	65	590	682

Cash flows — financing activities:
Net issuances/(repayments) of borrowings (including advances from EFH Corp.)	172	440	152	62	288	214
Distributions/dividends to EFH Corp.	(216)	(330)	(117)	—	(213)	(326)
Distributions to noncontrolling interests	(56)	—	—	—	—	—
Decrease in income tax-related note receivable from TCEH	35	34	10	9	24	24
Excess tax benefit on stock-based incentive compensation	—	10	10	15	—	—

Cash provided by (used in) financing activities	(65)	154	55	86	99	(88)

Cash flows — investing activities:
Capital expenditures	(998)	(919)	(239)	(162)	(680)	(580)
Other	16	40	39	16	1	2

Cash used in investing activities	(982)	(879)	(200)	(146)	(679)	(578)

Net change in cash and cash equivalents	$(97)	$104	$94	$5	$10	$16

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 — Cash provided by operating activities totaled $950 million in 2009 compared to $829 million in 2008. The major factors driving the $121 million increase were:

•	a one-time $72 million refund to REP customers in 2008 (see Note 4 to Financial Statements);

•	a $57 million favorable impact due to timing of advanced metering surcharge billings (see Note 8 to Financial Statements), and

•	a $37 million decrease in cash payments for income taxes,

partially offset by a $57 million increase in interest payments.

The $79 million, or 9%, increase in capital expenditures was driven by $264 million in increased spending for advanced metering deployment and CREZ investments, partially offset by a $90 million purchase in 2008 of certain smart grid equipment and a $61 million decrease in spending on distribution facilities to serve new customers due to the decline in general economic conditions.

Three Months Ended December 31, 2008 Compared to Successor Period from October 11, 2007 through December 31, 2007 — Cash provided by operating activities totaled $239 million in the 2008 period compared to $65 million in the 2007 period. The $174 million increase was driven by $113 million in cash paid in 2007 in connection with Oncor ending its participation in the sale of receivables program (see Note 9 to Financial Statements).

The $77 million, or 48%, increase in capital expenditures was driven by an increase in transmission projects.

Nine Months Ended September 30, 2008 Compared to Predecessor Period from January 1, 2007 through October 10, 2007 — Cash provided by operating activities totaled $590 million in the 2008 period compared to $682 million in the 2007 period. The $92 million decrease was driven by a one-time $72 million refund to REP customers in 2008.

The $100 million, or 17%, increase in capital expenditures was driven by the purchase of certain smart grid equipment in 2008.

Depreciation and amortization expense reported in the statement of consolidated cash flows is less than the amount reported in the statement of consolidated income (loss) by $25 million, $30 million, $8 million, ($1) million and $22 million for the years ended December 31, 2009 and December 31, 2008, the three months ended December 31, 2008, the period from October 11, 2007 through December 31, 2007 and the nine months ended September 30, 2008, respectively. The difference represents the accretion of the adjustment (discount) to regulatory assets of $39 million, $44 million, $11 million, $10 million and $33 million, respectively, net of the amortization of debt fair value discount of $3 million, $3 million, less than $1 million, less than $1 million and $3 million, respectively, both due to purchase accounting, and reported in other income and interest expense and related charges, respectively, in the statement of consolidated income (loss). The difference also represents the amortization of unamortized debt expense, reported in interest expense and related charges, on the EFH Corp. debt pushed down to Intermediate Holding as discussed in Note 11 to Financial Statements.

Long-Term Debt Activity — Repayments for the year ended December 31, 2009 totaled $104 million in scheduled transition bond principal payments.

As part of an EFH Corp. debt exchange transaction in November 2009, Intermediate Holding and EFIH Finance, a wholly-owned subsidiary of Intermediate Holding, as Co-Issuers, issued $141 million principal amount of 9.75% Senior Secured Notes due in 2019 (EFIH Notes) and acquired $99 million principal amount of outstanding EFH Corp. Senior Notes and $97 million principal amount of outstanding TCEH and other EFH Corp. debt securities. Also, EFH Corp. issued $115 million principal amount of 9.75% Senior Secured Notes due in 2019 (EFH Corp. 9.75% Notes) and acquired $82 million outstanding principal amount of its Senior Notes and $79 million outstanding principal amount of TCEH and other EFH Corp. debt securities. As discussed in Note 11 to Financial Statements, the new EFH Corp. 9.75% Notes and the EFH Corp. Senior Notes are guaranteed by EFC Holdings and Intermediate Holding and are subject to push down accounting. Accordingly, 50% of the new EFH Corp 9.75% notes, or $57 million principal amount, was pushed down to Intermediate Holding. Following the debt exchange transaction, the EFH Corp. Senior Notes acquired by Intermediate Holding and EFH Corp. were retired; consequently, the amount of pushed down debt was reduced by 50% of the principal amount of retired debt, or $90 million.

See “Toggle Note Interest Election Related to Pushed Down EFH Corp. Debt” below for discussion of a $154 million increase in Toggle Notes pushed down to Intermediate Holding that were issued in May and November 2009 in payment of accrued interest.

See Note 11 to Financial Statements for further information regarding long-term debt.

Available Liquidity/Credit Facility — At December 31, 2009, Oncor had a $2.0 billion secured revolving credit facility under which borrowings are available on a revolving basis through October 10, 2013. Borrowing capacity available under this credit facility totaled $1.262 billion and $1.508 billion at December 31, 2009 and 2008, respectively. This availability excludes $122 million and $155 million, respectively, of commitments from a subsidiary of Lehman Brothers Holding Inc. (such subsidiary, Lehman) that has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. Cash and cash equivalents totaled $28 million and $125 million at December 31, 2009 and 2008, respectively. Available liquidity (cash and available credit facility capacity) at year end 2009 totaling $1.290 billion reflected a decrease of $343 million from year-end 2008 due to ongoing capital investment in transmission and distribution infrastructure.

Under the terms of Oncor’s revolving credit facility, the commitments of the lenders to make loans to Oncor are several and not joint. Accordingly, if any lender fails to make loans to Oncor, Oncor’s available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility. See Note 10 to Financial Statements for additional information regarding the credit facility.

Toggle Note Interest Election Related to Pushed Down EFH Corp. Debt — EFH Corp. has the option every six months at its discretion, ending with the payment due November 2012, to use the payment-in-kind (PIK) feature of its senior toggle notes (Toggle Notes) in lieu of making cash interest payments. EFH Corp. elected to use the PIK feature for the May 2009, November 2009 and May 2010 interest payments as an efficient and cost-effective method to further enhance liquidity, in light of the weaker economy and related lower electricity demand and the continuing uncertainty in the financial markets. Once EFH Corp. makes a PIK election, the election is valid for each succeeding interest payment period until EFH Corp. revokes the election. Use of the PIK feature will be evaluated at each election period, taking into account market conditions and other relevant factors at such time.

EFH Corp. made its May and November 2009 interest payments and will make its May 2010 interest payment by using the PIK feature of the Toggle Notes. During the applicable interest periods, the interest rate on the Toggle Notes is increased from 11.25% to 12.00%. EFH Corp. increased the aggregate principal amount of the notes by $150 million and $159 million in May and November 2009, respectively, and will further increase the aggregate principal amount of the notes by $168 million in May 2010. If paid in cash, the annual interest expense would increase by approximately $54 million (50% of which relates to Intermediate Holding due to push down), constituting the additional cash interest that would be payable with respect to the $477 million of additional principal amount. See Note 11 to Financial Statements for discussion of debt exchanges that resulted in redemption of portions of the outstanding principal amount of these notes.

Liquidity Needs, Including Capital Expenditures — Oncor’s liquidity needs represent substantially all of the consolidated liquidity needs of Intermediate Holding, except for interest and principal payments on the EFIH Notes, which are expected to be sourced, in part, from debt securities acquired in exchange for the EFIH Notes and held as investments (see Notes 11 and 19 to Financial Statements). Intermediate Holding’s additional liquidity, as the indirect parent of Oncor, consists principally of receipts of distributions from Oncor Holdings. (See Notes 1 and 13 to Financial Statements.)

Oncor expects its capital expenditures to total approximately $1.0 billion over the twelve months ending December 31, 2010 and approximately $3.3 billion over the three years ended December 31, 2012, including amounts related to CREZ construction projects totaling approximately $216 million and approximately $1.150 billion, respectively. These capital expenditures are expected to be used for investment in transmission and distribution infrastructure, which is consistent with Oncor’s commitment to spend a minimum of $3.6 billion in capital expenditures (excluding amounts related to CREZ construction projects) over the five-year period ending December 31, 2012. See Note 4 to Financial Statements for discussion of this and other commitments in the stipulation approved by the PUCT and “Regulation and Rates” below for discussion of the CREZ projects.

Oncor’s primary source of liquidity aside from operating cash flows is its ability to borrow under its revolving credit facility discussed above under “Available Liquidity/Credit Facility.” The facility contains a debt-to-capital ratio covenant that effectively limits Oncor’s ability to incur indebtedness in the future. As of December 31, 2009, Oncor was in compliance with such covenant. The credit facility and the senior notes issued by Oncor are secured by a deed of trust, which permits Oncor to secure other indebtedness with the lien of the deed of trust up to the amount of available bond credits. As of December 31, 2009, the available bond credits were approximately $2.263 billion. In connection with the Merger, Oncor also committed to the PUCT that it would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.

Oncor expects cash flows from operations, combined with availability under the revolving credit facility, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months. To fund capital expenditures, Oncor may need to access debt capital markets or generate equity capital through reductions or suspension of distributions to members (see Note 4 to Financial Statements). Because Oncor’s operations are capital intensive, access to financial markets is expected to be a significant source of liquidity for capital requirements not satisfied by cash-on-hand, operating cash flows or Oncor’s revolving credit facility. The inability to raise capital on favorable terms or failure of counterparties to perform under credit or other financial agreements, particularly during any uncertainty in the financial markets, could impact the ability to sustain and grow the businesses and would likely increase capital costs that may not be recoverable through rates.

Distributions — During 2009, Intermediate Holding’s board of directors declared, and Intermediate Holding paid, $216 million in cash distributions to EFH Corp. (funded by distributions from its subsidiaries) as follows:

Declaration Date	Payment Date	Amount Paid
November 12, 2009	November 13, 2009	$99
August 18, 2009	August 19, 2009	$59
May 19, 2009	May 20, 2009	$40
February 18, 2009	March 3, 2009	$18

See Note 13 to Financial Statements for discussion of distribution restriction provisions.

Pension and OPEB Plan Funding — Pension and OPEB plan calendar year funding by Oncor is expected to total $43 million and $18 million, respectively, in 2010. Based on the funded status of the pension plan at December 31, 2009, EFH Corp.’s funding is expected to total approximately $750 million for the 2010-2014 period. Approximately 75% of this amount is expected to be funded by Oncor consistent with its share of the pension liability. Oncor’s contributions to the pension and OPEB plans totaled $66 million and $18 million, respectively, in the year ended December 31, 2009.

Distributions from Oncor — Until December 31, 2012, distributions paid by Oncor to its members are limited to an amount not to exceed Oncor’s net income determined in accordance with GAAP, subject to certain defined adjustments. Distributions are further limited by an agreement that Oncor’s regulatory capital structure, as determined by the PUCT, will be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.

In January 2009, the PUCT awarded approximately $1.3 billion of CREZ construction projects to Oncor. See discussion below under “Regulation and Rates – Matters with the PUCT.” As a result of the increased capital expenditures for CREZ and the debt-to-equity ratio cap, Intermediate Holding expects that Oncor may retain all or a portion of its available cash to fund such construction instead of paying distributions.

Capitalization — The capitalization ratios of Intermediate Holding were 62.8% and 62.4% long-term debt, less amounts due currently, 25.8% and 26.1% Intermediate Holding membership interests and 11.4% and 11.5% noncontrolling interests as of December 31, 2009 and 2008, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Oncor’s revolving credit facility contains a financial covenant that requires maintenance of a specified leverage ratio. As of December 31, 2009, Oncor was in compliance with such covenant.

Covenants and Restrictions Related to EFIH Notes and Pushed Down Debt — See Note 11 to Financial Statements for discussion of the EFIH Notes and EFH Corp. debt pushed down to Intermediate Holding as a result of its guarantee of the debt. The indentures governing the EFIH Notes, EFH Corp. Senior Notes and EFH Corp. 9.75% Notes contain covenants that could have a material impact on the liquidity and operations of Intermediate Holding. See Note 11 to Financial Statements for additional discussion of the covenants contained in these financing arrangements.

Adjusted EBITDA, as used in the restricted payments covenants contained in the indentures governing the EFIH Notes and EFH Corp. Senior Notes and 9.75% Notes for the year ended December 31, 2009 totaled $1.338 billion and $4.857 billion, respectively. See Exhibit 99(a) and 99(b) for a reconciliation of net income (loss) to Adjusted EBITDA for Intermediate Holding and EFH Corp., respectively, for the years ended December 31, 2009 and 2008.

The following table summarizes various financial ratios of Intermediate Holding and EFH Corp. that are applicable under certain covenants in the indentures governing the EFIH Notes and EFH Corp. Senior Notes and 9.75% Notes as of December 31, 2009 and 2008 and the corresponding covenant threshold levels as of December 31, 2009:

	December 31, 2009	December 31, 2008	Threshold Level
Debt Incurrence Covenants:
EFH Corp. Senior Notes:
EFH Corp. fixed charge coverage ratio	1.2 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.5 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
EFH Corp. 9.75% Notes:
EFH Corp. fixed charge coverage ratio	1.2 to 1.0	N/A	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.5 to 1.0	N/A	At least 2.0 to 1.0
EFIH Notes:
Intermediate Holding fixed charge coverage ratio (a)	53.8 to 1.0	N/A	At least 2.0 to 1.0

Restricted Payments/Limitations on Investments Covenants:
EFH Corp. Senior Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (b)	1.4 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (b)	1.2 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	9.4 to 1.0	6.9 to 1.0	Equal to or less than 7.0 to 1.0
EFH Corp. 9.75% Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (b)	1.4 to 1.0	N/A	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (b)	1.2 to 1.0	N/A	At least 2.0 to 1.0
EFH Corp. leverage ratio	9.4 to 1.0	N/A	Equal to or less than 7.0 to 1.0
EFIH Notes:
General restrictions (non-EFH Corp. payments):
Intermediate Holding fixed charge coverage ratio (a)(c)	3.9 to 1.0	N/A	At least 2.0 to 1.0
General restrictions (EFH Corp. payments):
Intermediate Holding fixed charge coverage ratio (a)(c)	53.8 to 1.0	N/A	At least 2.0 to 1.0
Intermediate Holding leverage ratio	4.4 to 1.0	N/A	Equal to or less than 6.0 to 1.0

(a)	Although Intermediate Holding currently meets the fixed charge coverage ratio threshold applicable to certain covenants contained in the indenture governing the EFIH Notes, Intermediate Holding’s ability to use such thresholds to incur debt or make restricted payments/investments is currently limited by the covenants contained in the EFH Corp. Senior Notes and the EFH Corp. 9.75% Notes.
(b)	The EFH Corp. fixed charge coverage ratio for non-Sponsor Group payments includes the results of Oncor Holdings and its subsidiaries. The EFH Corp. fixed charge coverage ratio for Sponsor Group payments excludes the results of Oncor Holdings and its subsidiaries.
(c)	The Intermediate Holding fixed charge coverage ratio for non-EFH Corp. payments includes the results of Oncor Holdings and its subsidiaries. The Intermediate Holding fixed charge coverage ratio for EFH Corp. payments excludes the results of Oncor Holdings and its subsidiaries.

Credit Ratings — Oncor’s issuer credit ratings as of January 31, 2010 are BBB+ and BBB- by S&P and Fitch, respectively. Additionally, the rating agencies assign credit ratings on certain debt securities issued by EFH Corp., Intermediate Holding and Oncor. As of January 31, 2010, the credit ratings assigned for debt securities issued by EFH Corp. that are guaranteed by and pushed down to Intermediate Holding and debt securities issued by Intermediate Holding and Oncor are presented below:

	S&P	Moody’s	Fitch
EFH Corp. (Senior Secured) (a)	B+	Caa3	B+
EFH Corp. (Senior Unsecured) (b)	B-	Caa3	B
Intermediate Holding (Senior Secured)	B+	Caa3	B+
Oncor (Senior Secured) (c)	BBB+	Baa1	BBB
Oncor (Senior Unsecured) (c)	BBB+	Baa1	BBB-

(a)	EFH Corp. 9.75% Notes and 10% Notes.
(b)	EFH Corp. 10.875% Notes and Toggle Notes.
(c)	All of Oncor’s long-term debt is secured by a first priority lien and is considered senior secured debt.

In November 2009, the credit rating agencies announced certain rating actions shortly after completion of the debt exchange transaction discussed in Note 11 to Financial Statements. S&P restored its corporate issuer rating of EFH Corp. with a multi-notch upgrade to B- from SD and maintained a negative outlook. Also, S&P established B+ ratings for the new EFH Corp. 9.75% Notes and EFIH Notes, and it completed multi-notch upgrades from ratings of D for issuances subject to the exchange. Previously, in accordance with its “distressed exchange” policy, S&P downgraded the corporate issuer rating of EFH Corp. to SD from CC and downgraded ratings of issuances subject to the exchange to D from CC. Moody’s affirmed its Caa1 corporate family rating and negative outlook for EFH Corp. but upgraded its probability of default rating to Caa2 from Ca as it determined that the final transaction results did not represent a “distressed exchange.” In addition, Moody’s established Caa3 ratings for the new EFH Corp. 9.75% Notes and EFIH Notes and completed upgrades of certain securities due to results of the exchange. Fitch established a rating of B+ on the new EFH Corp. 9.75% Notes and EFIH Notes resulting from the exchange and downgraded its ratings of the EFH Corp. 10.875% and Toggle Notes by one notch to B from B+. Additionally, Fitch affirmed its ratings and outlook for EFH Corp. The ratings and stable outlook for Oncor were unaffected by the exchange and were affirmed by all three agencies.

As described in Notes 10 and 11 to Financial Statements, all of Oncor’s long-term debt is currently secured by a first priority lien on certain of its transmission and distribution assets and is considered senior secured debt. In June 2009, Moody’s upgraded the long-term debt rating for Oncor’s senior secured debt by two notches from Baa3 to Baa1 citing, among other things, Oncor’s position as a rate-regulated electric transmission and distribution utility in Texas, reasonably supportive regulatory jurisdiction, solid financial credit metrics, adequate sources of near-term liquidity and the continued evidence of strong corporate independence from EFH Corp.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants — Certain arrangements of Intermediate Holding’s subsidiaries, including Oncor’s credit facility and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on credit ratings.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could or does result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross default under its credit facility. Under this facility such a default may cause the maturity of outstanding balances ($616 million at December 31, 2009) under such facility to be accelerated.

The indenture governing the EFIH Notes contains a cross acceleration provision whereby a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of Intermediate Holding or any of its restricted subsidiaries in the aggregate amount equal to or greater than $250 million may cause the acceleration of the EFIH Notes.

The indentures governing the EFH Corp. Senior Notes, 9.75% and 10% Notes contain a cross acceleration provision where a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of EFH Corp. and any of its restricted subsidiaries in the aggregate amount equal to or greater than $250 million may cause the acceleration of the EFH Corp. Senior Notes, 9.75% and 10% Notes.

Long-Term Contractual Obligations and Commitments — The following table summarizes Intermediate Holding’s contractual cash obligations as of December 31, 2009 (see Notes 11 and 12 to Financial Statements for additional disclosures regarding these long-term debt and noncancelable purchase obligations).

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total

Long-term debt – principal (a)	$108	$932	$906	$5,692	$7,638
Long-term debt – interest	528	1,187	1,051	3,044	5,810
Operating leases (b)	12	22	8	7	49
Obligations under outsourcing agreements (c)	28	47	39	5	119
Obligations under services agreements	5	—	—	—	5

Total contractual cash obligations	$681	$2,188	$2,004	$8,748	$13,621

(a)	Excludes $84 million of additional principal amount of notes to be issued in May 2010 and due in 2017, reflecting the election of the PIK feature on the Toggle Notes as discussed above under “Toggle Notes Interest Election Related to Pushed Down EFH Corp. Debt.” More than five years period includes $2.372 billion of EFH Corp. notes pushed down to Intermediate Holding (see Note 11 to Financial Statements.)
(b)	Includes short-term noncancelable leases.
(c)	See Note 16 to Financial Statements for discussion of an outsourcing agreement termination.

The following are not included in the table above:

•

individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);

•	contracts that are cancelable without payment of a substantial cancellation penalty;

•	employment contracts with management;

•	liabilities related to uncertain tax positions totaling $71 million discussed in Note 6 to Financial Statements as the ultimate timing of payment is not known;

•

estimated funding of the pension plan totaling approximately $43 million in 2010 and approximately $560 million for the 2010 to 2014 period as discussed above under “Pension and OPEB Plan Funding,” and

•	capital expenditures under PUCT orders (advanced meters and CREZ projects).

If EFH Corp. (as plan sponsor) defaulted in its contributions to the EFH Retirement Plan, it is expected that Oncor would seek to continue the plan and would be liable for any liabilities in excess of the assets of the plan. As of December 31, 2009, the plan’s liabilities in excess of its assets, excluding Oncor’s portion, totaled $95 million.

Guarantees — See Note 12 to Financial Statements for details of guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2009, Intermediate Holding does not have any off-balance sheet arrangements with special purpose entities or variable interest entities.

COMMITMENTS AND CONTINGENCIES

See Note 12 to Financial Statements for details of commitments and contingencies, including guarantees.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Certification of REPs

In April 2009, the PUCT finalized a rule relating to the Certification of Retail Electric Providers. The rule strengthens the certification requirements for REPs in order to better protect customers, transmission and distribution utilities (TDUs), and other REPs from the potential insolvency of REPs. The rule, among other things, increases creditworthiness and financial reporting requirements for REPs and provides additional customer protection requirements and regulatory asset consideration for TDU bad debt expenses. Under the rule, Oncor uncollectible amounts owed by REPs are deferred as a regulatory asset. Recovery of the regulatory asset will be considered in a future rate case. Accordingly, Oncor recognized an approximately $3 million one-time reversal of bad debt expense in the three months ended June 30, 2009 (see Note 9 to Financial Statements). Due to the commitments made to the PUCT in connection with the Merger, Oncor may not recover bad debt expense, or certain other costs and expenses, from rate payers in the event of a default or bankruptcy by an affiliate REP.

FERC Infrastructure Protection Standards

In September 2009, the FERC issued an order approving a revised set of mandatory NERC standards for critical infrastructure protection (CIP). These standards are designed to protect the nation’s bulk power system against potential disruptions from cyber security breaches. The mandatory reliability standards require certain users, owners and operators of the bulk power system to establish policies, plans and procedures to safeguard physical and electronic access to control systems, to train personnel on security matters, to report security incidents, and to be prepared to recover from a cyber incident. Oncor was compliant at December 31, 2009 and expects to achieve “Auditable Compliance” by year-end 2010 in accordance with the NERC CIP implementation schedule.

Matters with the PUCT

Stipulation Approved by the PUCT — In April 2008, the PUCT entered an order, which became final in June 2008, approving the terms of a stipulation relating to the filing in 2007 by Oncor and Texas Holdings of a Merger-related Joint Report and Application with the PUCT pursuant to Section 14.101(b) of PURA and PUCT Substantive Rule 25.75. The stipulation required the filing of a rate case by Oncor no later than July 1, 2008 based on a test year ended December 31, 2007. In July 2008, Nucor Steel filed an appeal of the PUCT’s order in the 200th District Court of Travis County, Texas. The parties to the appeal have agreed to a schedule that would result in a hearing in June 2010. Oncor was named a defendant and intends to vigorously defend the appeal. Oncor filed the rate case with the PUCT in June 2008, and the PUCT issued a final order with respect to the rate review in August 2009 as discussed below.

Rate Case — In June 2008, Oncor filed for a rate review with the PUCT and 204 cities. In August 2009, the PUCT issued a final order with respect to the rate review. The final order approves a total annual revenue requirement for Oncor of $2.64 billion, based on Oncor’s 2007 test year cost of service and customer characteristics. New rates were calculated for all customer classes using 2007 test year billing metrics and the approved class cost allocation and rate design. The PUCT staff has estimated that the final order results in an approximate $115 million increase in base rate revenues over Oncor’s 2007 adjusted test year revenues, before recovery of rate case expenses. Prior to implementing the new rates in September 2009, Oncor had already begun recovering $45 million of the $115 million increase as a result of approved transmission cost recovery factor and energy efficiency cost recovery factor filings, such as those discussed below. Also see Note 8 to Financial Statements regarding the PUCT’s review of regulatory assets and liabilities.

Key findings made by the PUCT in the rate review include:

•

recognizing and affirming Oncor’s corporate ring-fence from EFH Corp. and its unregulated affiliates by rejecting a proposed consolidated tax savings adjustment arising out of EFH Corp.’s ability to offset Oncor’s taxable income against losses from other investments;

•

approving the recovery of all of Oncor’s capital investment in its transmission and distribution system, including investment in certain automated meters that will be replaced pursuant to Oncor’s advanced meter deployment plan;

•	denying recovery of $25 million of regulatory assets, which resulted in a $16 million after tax loss being recognized in the three months ended September 30, 2009, and

•	setting Oncor’s return on equity at 10.25%.

New rates were implemented upon approval of new tariffs in September 2009. In November 2009, the PUCT issued an Order on Rehearing that established a new rate class but did not change the revenue requirements. In January 2010, the PUCT denied all Second Motions for Rehearing, which made the November 2009 Order on Rehearing final and appealable.

Advanced Meter Rulemaking — In 2005, the Texas Legislature passed legislation that authorized electric utilities to implement a surcharge to recover costs incurred in deploying advanced metering and meter information networks. Benefits of the advanced metering installation include improved safety, on-demand meter reading, enhanced outage identification and restoration and system monitoring of voltages. In 2007, the PUCT issued its advanced metering rule to implement this legislation. This rule outlined the minimum required functionality for an electric utility’s advanced metering systems to qualify for cost recovery under a surcharge. Subsequent to the issuance of the rule, the PUCT opened an implementation proceeding for market participants to fine-tune the rule requirements, address the impacts of advanced metering deployment on retail and wholesale markets in ERCOT, and help ensure that retail customers receive benefits from advanced metering deployment. The implementation proceeding is expected to continue through the end of 2010.

Advanced Metering Deployment Surcharge Filing — In May 2008, Oncor filed with the PUCT a description and request for approval of its proposed advanced metering system deployment plan and its proposed surcharge for the recovery of its estimated future investment for advanced metering deployment. Oncor’s plan provides for the full deployment of over three million advanced meters by the end of 2012 to all residential and most non-residential retail electricity customers in Oncor’s service area. As of December 31, 2009, Oncor has installed approximately 660 thousand advanced digital meters, including 620 thousand in the year ended December 31, 2009. Cumulative capital expenditures for the deployment of the advanced meter system totaled $196 million as of December 31, 2009, including $166 million in the year ended December 31, 2009.

In August 2008, a settlement was reached with the majority of the parties to this surcharge filing. The settlement included the following major provisions, as amended by the final order in the 2008 rate review:

•	a surcharge beginning on January 1, 2009 and continuing for 11 years;

•	a total revenue requirement over the surcharge period of $1.023 billion;

•	estimated capital expenditures for advanced metering facilities of $686 million;

•	related operation and maintenance expenses for the surcharge period of $153 million;

•	$204 million of operation and maintenance expense savings, and

•	an advanced metering cost recovery factor of $2.19 per month per residential retail customer and varying from $2.39 to $5.15 per month for non-residential retail customers.

An order approving the settlement was issued by the PUCT in August 2008 and became final in September 2008. Oncor began billing the advanced metering surcharge in the January 2009 billing month cycle. Oncor may, through subsequent reconciliation proceedings, request recovery of additional costs that are reasonable and necessary. While there is a presumption that costs spent in accordance with a plan approved by the PUCT are reasonable and necessary, recovery of any costs that are found not to have been spent or properly allocated, or not to be reasonable or necessary, must be refunded.

Transmission Rates — In order to recover increases in its transmission costs, including incremental fees paid to other transmission service providers due to an increase in their rates, Oncor is allowed to request an update twice a year to the transmission cost recovery factor (TCRF) component of its retail delivery rate charged to REPs. In January 2010, an application was filed to increase the TCRF, which is expected to be administratively approved and become effective in March 2010. This application is expected to increase annualized revenues by $13 million.

In September 2009, Oncor filed an application for an interim update of its wholesale transmission rate, and the PUCT approved the new rate effective December 2009. Accordingly, annualized revenues are expected to increase by approximately $34 million. Approximately $21 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $13 million is recoverable from REPs through the TCRF component of Oncor’s delivery rates.

Application for 2010 Energy Efficiency Cost Recovery Factor — In May 2009, Oncor filed an application with the PUCT to request approval of an energy efficiency cost recovery factor (EECRF) for 2010. PUCT rules require Oncor to make an annual EECRF filing by May 1 for implementation at the beginning of the next calendar year. The requested 2010 EECRF is $54 million, the same amount established for 2009, and would result in the same $0.92 per month charge for residential customers as proposed in Oncor’s rate case. As allowed by the rule, the 2010 EECRF is designed to recover the costs of the 2010 programs, the under-recovery of 2008 program costs, and a performance bonus based on 2008 results. In its November 2009 order, the PUCT approved the application with minor modifications, resulting in an immediate recognition of $9 million in revenues, representing the performance bonus. The final order resulted in a residential EECRF of $0.89 per month due to the PUCT approval of a different allocation methodology for the performance bonus. Oncor’s new EECRF rider became effective for billings on and after December 30, 2009.

Competitive Renewable Energy Zones (CREZs) — In January 2009, the PUCT awarded approximately $1.3 billion of CREZ construction projects to Oncor. The projects involve the construction of transmission lines to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state. A written order reflecting the PUCT’s decision was entered in March 2009, and an order on rehearing was issued by the PUCT in May 2009. The cost estimates for the CREZ construction projects are based upon cost analyses prepared by ERCOT in April 2008. For the year ended December 31, 2009, Oncor’s CREZ-related capital expenditures totaled $114 million. It is expected that the necessary permitting actions and other requirements and all construction activities for Oncor’s CREZ construction projects will be completed by the end of 2013.

In October 2009, the PUCT initiated a proceeding to determine whether there is sufficient financial commitment from generators of renewable energy to grant Certificates of Convenience and Necessity (CCNs) for transmission facilities located in two areas in the panhandle of Texas designated as CREZs. If the PUCT determines that there is not sufficient financial commitment from the generators for either CREZ, the PUCT may take action, including delaying the filing of CREZ CCN applications until such time as the PUCT finds sufficient financial commitment for that CREZ in accordance with the financial commitment provisions of the PUCT’s rules. Three of the CREZ transmission projects awarded to Oncor are located in the two CREZs that are the subject of the proceeding. The estimated cost of these three transmission projects is approximately $380 million. The PUCT held a hearing in this proceeding in January 2010. Oncor expects the PUCT to issue an order concluding this proceeding in the second quarter of 2010.

In July 2009, the City of Garland, Texas filed an Original Petition and Application for Stay and Injunction in the 200th District Court of Travis County, Texas seeking judicial review and a stay of the PUCT’s March 2009 written order selecting transmission service providers (including Oncor) to build CREZ transmission facilities. In January 2010, the district court issued an order reversing the PUCT’s order and remanding it to the PUCT for action consistent with the court’s opinion. The district court order did not contain a stay or injunction and severed the City of Garland’s requests for declaratory and injunctive relief. On February 4, 2010, the PUCT issued an order that severs certain of the CREZ transmission projects awarded to Oncor and others from its consideration of the remand of the written order. On February 12, 2010, the PUCT issued an order suspending the schedule sequencing CREZ projects subsequent to CREZ priority projects. In the original sequencing order, Oncor was scheduled to file CCN applications for its five CREZ subsequent projects between March and May 2010. The PUCT’s order stated that the record evidence regarding the selection of the transmission service providers for the CREZ subsequent projects will be reevaluated without delay. Oncor cannot predict the impact, if any, the reevaluation may have on its CREZ construction projects.

Sunset Review — PURA and the PUCT will be subject to “sunset” review by the Texas Legislature in the 2011 legislative session. Sunset review includes, generally, a comprehensive review of the need for and effectiveness of an administrative agency (the PUCT), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (PURA). A Sunset staff report is scheduled to be issued in April 2010, and a Sunset public meeting is scheduled for May 2010. Intermediate Holding cannot predict the outcome of the sunset review process.

Summary

Intermediate Holding cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter its basic financial position, results of operations or cash flows.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that Intermediate Holding may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. Intermediate Holding may transact in financial instruments to hedge interest rate risk related to its indebtedness, but there are currently no such hedges in place. All of the long-term debt at December 31, 2009 and 2008 carried fixed interest rates.

	Expected Maturity Date						Successor
	(millions of dollars, except percentages)
	2010	2011	2012	2013	2014	Thereafter	2009 Total Carrying Amount	2009 Total Fair Value	2008 Total Carrying Amount	2008 Total Fair Value
Long-term debt
(including current maturities)
Fixed rate debt amount (a)	$108	$113	$819	$775	$131	$5,692	$7,638	$7,552	$7,479	$6,287
Average interest rate	4.75%	4.86%	6.16%	5.85%	5.34%	8.86%	8.09%	—	7.82%	—

(a)	Excludes unamortized premiums and discounts. See Note 11 to Financial Statements for a discussion of changes in long-term debt obligations.

Credit Risk

Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. Customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT. Meeting these standards does not guarantee that a REP will be able to perform its obligations. REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of PURA and PUCT rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT. See “Regulation and Rates” above regarding a new REP certification rule.

Credit Exposure — Exposure to credit risk associated with accounts receivable totaled $151 million from affiliates, substantially all of which consisted of Oncor’s trade accounts receivable from TCEH, and $245 million from nonaffiliated customers as of December 31, 2009. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $2 million at December 31, 2009. The nonaffiliated exposure consists almost entirely of noninvestment grade trade accounts receivable, of which $180 million represented trade accounts receivable from REPs. As of December 31, 2009, subsidiaries of one customer collectively represented 11% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure. Oncor views exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default would have a material effect on cash flows.

Oncor is also exposed to credit risk associated with the note receivable from TCEH totaling $254 million ($37 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2009 (see Note 19 to Financial Statements for additional information).

Intermediate Holding is exposed to affiliate credit risk associated with the $79 million principal amount of TCEH debt securities and $18 million principal amount of EFH Corp. debt securities it acquired in November 2009 as part of the debt exchanges discussed in Note 11 to Financial Statements and held as investments (see Note 19 to Financial Statements). The credit rating of each of these securities is below investment grade. The carrying value of these securities was $68 million, including $1 million of accrued interest, at December 31, 2009.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by Intermediate Holding contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that Intermediate Holding expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of Intermediate Holding’s business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although Intermediate Holding believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, “Risk Factors” and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the FERC, the PUCT, the EPA, and the TCEQ, with respect to:

•	allowed rate of return;

•	permitted capital structure;

•	industry, market and rate structure;

•	recovery of investments;

•	acquisitions and disposals of assets and facilities;

•	operation and construction of facilities;

•	changes in tax laws and policies, and

•	changes in and compliance with environmental and safety laws and policies;

•	legal and administrative proceedings and settlements;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	economic conditions, including the current recessionary environment;

•	unanticipated population growth or decline, or changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	unanticipated changes in interest rates or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	the inability of various counterparties to meet their financial obligations to Intermediate Holding and/or its subsidiaries, including failure of counterparties to perform under agreements;

•	general industry trends;

•	hazards customary to the industry and the possibility that Intermediate Holding and/or its subsidiaries may not have adequate insurance to cover losses resulting from such hazards;

•	changes in technology used by and services offered by Intermediate Holding and/or its subsidiaries;

•

significant changes in the relationship of Intermediate Holding and/or its subsidiares with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	changes in assumptions used to estimate costs of providing employee benefits, including pension and OPEB benefits, and future funding requirements related thereto;

•	significant changes in critical accounting policies material to Intermediate Holding and/or its subsidiaries;

•

commercial bank and financial market conditions, access to capital, the cost of such capital, and the results of financing and refinancing efforts by Intermediate Holding and/or its subsidiaries, including availability of funds in the capital markets and the potential impact of disruptions in US credit markets;

•	circumstances which may contribute to future impairment of goodwill, intangible or other long-lived assets;

•	financial restrictions imposed by Oncor’s revolving credit facility and indentures governing Intermediate Holding’s, Oncor’s and certain of EFH Corp.’s debt instruments;

•	the ability of Intermediate Holding and/or its subsidiaries to generate sufficient cash flow to make interest payments on their debt instruments;

•	actions by credit rating agencies, and

•	the ability of Intermediate Holding and/or its subsidiaries to effectively execute its operational strategy.

Any forward-looking statement speaks only as of the date on which it is made, and there is no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible to predict all of them; nor can Intermediate Holding assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Energy Future Intermediate Holding Company LLC

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Energy Future Intermediate Holding Company LLC and subsidiaries (“Intermediate Holding” or the “Successor”) as of December 31, 2009 and 2008 (Successor balance sheets), and the related statements of consolidated income (loss), comprehensive income (loss), cash flows and membership interests for the years ended December 31, 2009 and 2008 (Successor operations), and the period from October 11, 2007 through December 31, 2007 (Successor operations). We have also audited the consolidated income (loss), comprehensive income (loss), cash flows and shareholder’s equity of Oncor Electric Delivery Company LLC (the “Predecessor”) for the period from January 1, 2007 through October 10, 2007 (Predecessor operations). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of Intermediate Holding’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Intermediate Holding is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Intermediate Holding’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor’s consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Future Intermediate Holding Company LLC and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008, and the period from October 11, 2007 through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor’s consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Oncor Electric Delivery Company LLC for the period from January 1, 2007 through October 10, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Intermediate Holding is a wholly owned subsidiary of Energy Future Holdings Corp., which was merged with Texas Energy Future Merger Sub Corp on October 10, 2007.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 24, 2010

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

STATEMENTS OF CONSOLIDATED INCOME (LOSS)

(millions of dollars)

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Operating revenues:
Affiliated	$1,018	$1,000	$209	$823
Nonaffiliated	1,672	1,580	324	1,144

Total operating revenues	2,690	2,580	533	1,967

Operating expenses:
Operation and maintenance	962	852	200	649
Write off of regulatory assets (Note 8)	25	—	—	—
Depreciation and amortization	557	492	96	366
Income taxes	145	191	25	150
Taxes other than income taxes	385	391	87	305

Total operating expenses	2,074	1,926	408	1,470

Operating income	616	654	125	497

Other income and deductions:
Impairment of goodwill (Note 3)	—	860	—	—
Other income (Note 20)	49	45	11	3
Other deductions (Note 20)	14	25	8	30
Nonoperating income taxes	(65)	(62)	(17)	9

Interest income	47	47	12	44

Interest expense and related charges (Note 20)	625	578	138	242

Net income (loss)	138	(655)	19	263
Net (income) loss attributable to noncontrolling interests	(64)	160	—	—

Net income (loss) attributable to Intermediate Holding	$74	$(495)	$19	$263

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(millions of dollars)

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Net income (loss)	$138	$(655)	$19	$263

Other comprehensive income, net of tax effects:

Cash flow hedges:
Net decrease in fair value of derivatives (net of tax benefit of —, $1, — and —)	—	(2)	—	—
Derivative value net losses related to hedged transactions recognized during the period in net income (net of tax expense of $— in all periods)	—	—	—	1

Comprehensive income (loss)	138	(657)	19	264
Comprehensive (income) loss attributable to noncontrolling interests	(64)	160	—	—

Comprehensive income (loss) attributable to Intermediate Holding	$74	$(497)	$19	$264

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

STATEMENTS OF CONSOLIDATED CASH FLOWS

(millions of dollars)

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Cash flows — operating activities:
Net income (loss)	$138	$(655)	$19	$263
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	532	462	97	366
Write off of regulatory assets (Note 8)	25	—	—	—
Deferred income taxes – net	22	160	71	21
Amortization of investment tax credits	(5)	(5)	(1)	(4)
Reversal of reserves recorded in purchase accounting	(10)	—	—	—
Impairment of goodwill (Note 3)	—	860	—	—
Bad debt expense	(3)	1	(2)	2
Stock-based incentive compensation expense	—	—	—	3
Noncash interest expense related to pushed down debt of parent (Note 11)	265	251	24	—
Other, net	2	5	3	1
Changes in operating assets and liabilities:
Accounts receivable – trade (including affiliates)	(32)	(1)	39	(47)
Impact of accounts receivable sales program (Note 9)	—	—	(113)	27
Inventories	(29)	(12)	6	19
Accounts payable – trade (including affiliates)	7	6	(3)	8
Deferred advanced metering system revenues (Note 8)	57	—	—	—
Other – assets	(41)	(141)	(32)	(24)
Other – liabilities	22	(102)	(43)	47

Cash provided by operating activities	950	829	65	682

Cash flows — financing activities:
Issuance of long-term debt	—	1,500	—	800
Repayments of long-term debt	(104)	(99)	(832)	(264)
Net increase (decrease) in short-term borrowings	279	(943)	895	(288)
Proceeds from sale of noncontrolling interests, net of transaction costs (Note 14)	—	1,253	—	—
Distribution to EFH Corp. of equity sale net proceeds	—	(1,253)	—	—
Distributions/dividends to EFH Corp.	(216)	(330)	—	(326)
Distributions to noncontrolling interests	(56)	—	—	—
Net decrease in advances from parent	—	—	—	(24)
Decrease in income tax-related note receivable from TCEH	35	34	9	24
Excess tax benefit on stock-based incentive compensation	—	10	15	—
Debt discount, financing and reacquisition expenses – net	(3)	(18)	(1)	(10)

Cash provided by (used in) financing activities	(65)	154	86	(88)

Cash flows — investing activities:
Capital expenditures	(998)	(919)	(162)	(580)
Cash settlements related to outsourcing contract termination (Note 16)	—	20	—	—
Other	16	20	16	2

Cash used in investing activities	(982)	(879)	(146)	(578)

Net change in cash and cash equivalents	(97)	104	5	16
Cash and cash equivalents — beginning balance	126	22	17	1

Cash and cash equivalents — ending balance	$29	$126	$22	$17

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR)

CONSOLIDATED BALANCE SHEETS

(millions of dollars)

	Successor
	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$29	$126
Restricted cash (Note 15)	47	51
Trade accounts receivable from nonaffiliates — net (Note 9)	245	217
Trade accounts and other receivables from affiliates	182	182
Advances to parent	3	3
Income taxes receivable from EFH Corp. (Note 19)	—	22
Materials and supplies inventories — at average cost	92	63
Accumulated deferred income taxes (Notes 1 and 7)	10	54
Prepayments	76	75
Other current assets	8	9

Total current assets	692	802

Restricted cash (Note 15)	14	16
Investments and other property (Note 15)	72	72
Investment in long-term debt of affiliates (Notes 11 and 19)	68	—
Property, plant and equipment — net (Note 20)	9,174	8,606
Goodwill (Note 20)	4,064	4,064
Note receivable due from TCEH (Note 19)	217	254
Regulatory assets — net (Note 8)	1,959	1,892
Other noncurrent assets	103	115

Total assets	$16,363	$15,821

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Short-term borrowings (Note 10)	$616	$337
Long-term debt due currently (Note 11)	108	103
Trade accounts payable	129	124
Income taxes payable to parent (Note 19)	6	—
Accrued taxes other than income taxes	137	141
Accrued interest	151	146
Other current liabilities	106	99

Total current liabilities	1,253	950

Accumulated deferred income taxes (Notes 1 and 7)	1,314	1,333
Investment tax credits	37	42
Long-term debt, less amounts due currently (Note 11)	7,509	7,351
Other noncurrent liabilities and deferred credits	1,877	1,721

Total liabilities	11,990	11,397

Commitments and contingencies (Note 12)

Membership interests (Note 13):
Intermediate Holding membership interest	3,010	3,069
Noncontrolling interests in subsidiary	1,363	1,355

Total membership interests	4,373	4,424

Total liabilities and membership interests	$16,363	$15,821

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR)

STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS

(millions of dollars)

	Successor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007
Capital account:
Balance at beginning of period (a)	$3,071	$5,439	$7,539
Net income (loss) attributable to Intermediate Holding	74	(495)	19
Distributions to EFH Corp.	(216)	(1,583)	—
Effect of debt push-down from EFH Corp. (Note 11)	107	140	(2,158)
Capital contributions (b)	50	—	—
Effect of retirement of EFH Corp. debt acquired in debt exchange (Note 19)	(74)	—	—
Effect of sale of noncontrolling interests (Note 14)	—	(406)	—
Distribution of investment in Oncor Communications Holding Company LLC to parent	—	(24)	—
Investment by Texas Holdings	—	—	12
Settlement of incentive compensation plans	—	—	28
Other	—	—	(1)

Balance at end of period	3,012	3,071	5,439

Accumulated other comprehensive income (loss), net of tax effects:
Balance at beginning of period	(2)	—	—
Net effects of cash flow hedges	—	(2)	—

Balance at end of period	(2)	(2)	—

Intermediate Holding membership interest at end of period	3,010	3,069	5,439

Noncontrolling interests in subsidiary (Note 14):

Balance at beginning of period	1,355	—	—
Net income (loss) attributable to noncontrolling interests	64	(160)	—
Distributions to noncontrolling interests	(56)	(2)	—
Effect of sale of noncontrolling interests	—	265	—
Investment	—	1,253	—
Other	—	(1)	—

Noncontrolling interests in subsidiary at end of period	1,363	1,355	—

Total membership interests at end of period	$4,373	$4,424	$5,439

(a)	The beginning equity balance for the period from October 11, 2007 through December 31, 2007 reflects the application of push-down accounting as a result of the Merger.
(b)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of noncontrolling interests in Oncor.

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

STATEMENT OF CONSOLIDATED SHAREHOLDER’S EQUITY

(millions of dollars)

Predecessor
Period from January 1, 2007 through October 10, 2007
Common stock without par value (number of authorized shares — 100,000,000):
Balance at beginning of period	$1,986
Effects of stock-based incentive compensation plans (Note 13)	18

Balance at end of period (number of shares outstanding October 10, 2007 — 0)	2,004

Retained earnings:
Balance at beginning of period	1,008
Net income	263
Dividends to parent	(326)
Effect of adoption of accounting guidance related to uncertain tax positions (Note 6)	(9)
Other	1

Balance at end of period	937

Accumulated other comprehensive income (loss), net of tax effects:
Balance at beginning of period	(19)
Net effects of cash flow hedges	1

Balance at end of period	(18)

Total shareholder’s equity at end of period	$2,923

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Intermediate Holding is a Dallas, Texas-based holding company whose wholly-owned subsidiary, Oncor Holdings, holds a majority investment (approximately 80%) in Oncor; consequently, Intermediate Holding’s financial statements represent almost entirely the operations of Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Distribution revenues from TCEH represented 38% and 39% of total revenues for the years ended December 31, 2009 and 2008, respectively. Intermediate Holding is a direct, wholly-owned subsidiary of EFH Corp. With the closing of the Merger on October 10, 2007, EFH Corp. became a subsidiary of Texas Holdings, which is controlled by the Sponsor Group (see Note 2), and Intermediate Holding was formed. See “Glossary” for definition of terms and abbreviations, including the Merger. Because Oncor is managed as an integrated business, there are no separate reportable business segments.

References in this report to Intermediate Holding are to Intermediate Holding and/or its direct and indirect subsidiaries as apparent in the context.

Intermediate Holding’s consolidated financial statements include its indirect, bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC. This financing subsidiary was organized for the limited purpose of issuing specified transition bonds in 2003 and 2004. Oncor Electric Delivery Transition Bond Company LLC issued $1.3 billion principal amount of securitization (transition) bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002.

Various “ring-fencing” measures have been taken to enhance the credit quality of Oncor Holdings and Oncor. Such measures include, among other things: Oncor’s sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; the board of directors of Oncor Holdings and Oncor being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or other obligations of any member of the Texas Holdings Group. Oncor and Oncor Holdings do not bear any liability for obligations of the Texas Holdings Group (including, but not limited to, debt obligations of Intermediate Holding), and vice versa. Accordingly, Oncor’s operations are conducted, and its cash flows managed, independently from the Texas Holdings Group. Oncor Holdings is consolidated with Intermediate Holdings as a variable interest entity under consolidations accounting standards.

See Note 14 for discussion of noncontrolling interests sold by Oncor in November 2008.

Basis of Presentation

The consolidated financial statements of Intermediate Holding have been prepared in accordance with US GAAP. The accompanying consolidated statements of income (loss), comprehensive income (loss), cash flows and membership interests/shareholder’s equity present results of operations and cash flows of Intermediate Holding for periods subsequent to the Merger (Successor) and of Oncor for periods preceding the Merger (Predecessor), since Intermediate Holding did not exist prior to the Merger. The consolidated financial statements have been prepared on the same basis as the 2008 Audited Financial Statements. The consolidated financial statements of the Successor reflect the application of purchase accounting in accordance with the provisions of accounting standards related to business combinations. Certain reclassifications have been made to conform prior period data to current period presentation. All intercompany items and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated. Subsequent events have been evaluated through February 24, 2010, the date these consolidated financial statements were issued.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EFH Corp. files a consolidated federal income tax return; however, Intermediate Holding’s income tax expense and related balance sheet amounts are recorded as if Intermediate Holding files its own income tax returns. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities. Effective with the November 2008 sale of noncontrolling interests in Oncor (see Note 14), Oncor became a partnership for US federal income tax purposes, and Intermediate Holding provides deferred income taxes on the difference between the book and tax basis of its investment in Oncor. Previously earned investment tax credits related to Oncor’s regulated operations were deferred and are amortized as a reduction of income tax expense over the lives of the related properties. Certain provisions of the accounting guidance for income taxes provide that regulated enterprises are permitted to recognize deferred taxes as regulatory tax assets or tax liabilities if it is probable that such amounts will be recovered from, or returned to, customers in future rates.

Amounts of deferred income tax assets and liabilities, as well as current and noncurrent accruals, are determined in accordance with the provisions of accounting guidance for income taxes and for uncertainty in income taxes. See Note 7 for additional detail.

Use of Estimates

Preparation of Intermediate Holding’s financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including fair value measurements. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current year.

Purchase Accounting

The Merger was accounted for under purchase accounting, whereby the total purchase price of the transaction was allocated to EFH Corp.’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values, and the excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The allocation resulted in a significant amount of goodwill, a portion of which was assigned to Intermediate Holding. See Note 2 for details regarding the effect of purchase accounting.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments and Mark-to-Market Accounting

Oncor has from time-to-time entered into derivative instruments, referred to as interest rate swaps, to hedge interest rate risk. If the instrument meets the definition of a derivative under accounting standards related to derivative instruments and hedging activities, the fair value of each derivative is required to be recognized on the balance sheet as a derivative asset or liability and changes in the fair value recognized in net income, unless criteria for certain exceptions are met. This recognition is referred to as “mark-to-market” accounting.

Because derivative instruments are frequently used as economic hedges, accounting standards related to derivative instruments and hedging activities allow for “hedge accounting,” which provides for the designation of such instruments as cash flow or fair value hedges if certain conditions are met. A cash flow hedge mitigates the risk associated with the variability of the future cash flows related to an asset or liability (e.g., debt with variable interest rate payments), while a fair value hedge mitigates risk associated with fixed future cash flows (e.g., debt with fixed interest rate payments). In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset to other comprehensive income to the extent the hedges are effective. Amounts remain in accumulated other comprehensive income, unless the underlying transactions become probable of not occurring, and are reclassified into net income as the related transactions (hedged items) settle and affect net income. Fair value hedges are recorded as derivative assets or liabilities with an offset to net income, and the carrying value of the related asset or liability (hedged item) is adjusted for changes in fair value with an offset to net income. If the fair value hedge is settled prior to the maturity of the hedged item, the cumulative fair value gain or loss associated with the hedge is amortized into income over the remaining life of the hedged item. To qualify for hedge accounting, a hedge must be considered highly effective in offsetting changes in fair value of the hedged item. Assessment of the hedge’s effectiveness is tested at least quarterly throughout its term to continue to qualify for hedge accounting. Hedge ineffectiveness, even if the hedge continues to be assessed as effective, is immediately recognized in net income. Ineffectiveness is generally measured as the cumulative excess, if any, of the change in value of the hedging instrument over the change in value of the hedged item.

Revenue Recognition

Revenue from delivery services are recorded under the accrual method of accounting. Revenues are recognized when delivery services are provided to customers on the basis of periodic cycle meter readings and include an estimate for revenues earned from the meter reading date to the end of the period with an adjustment for the impact of weather and other factors on unmetered deliveries (unbilled revenue).

Impairment of Goodwill and Other Intangible Assets

Oncor evaluates goodwill for impairment at least annually. The impairment tests performed are based on determinations of enterprise value using discounted cash flow analyses, comparable company equity values and any relevant transactions indicative of enterprise values. See Note 20 for details of goodwill and other intangible assets and Note 3 for discussion of a goodwill impairment charge recorded in 2008.

In 2009, Oncor changed the annual test date from October 1 to December 1. Management determined the new annual goodwill test date is preferable because of efficiencies gained by aligning the test with Oncor’s annual budget and five-year plan processes in the fourth quarter. The change in the annual test date did not delay, accelerate or avoid an impairment charge, and retrospective application of this change in accounting principle did not affect previously reported results.

System of Accounts

The accounting records of Intermediate Holding have been maintained in accordance with the FERC Uniform System of Accounts as adopted by the PUCT.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Benefit Pension Plans and Other Postretirement Employee Benefit (OPEB) Plans

Oncor participates in an EFH Corp. pension plan that offers benefits based on either a traditional defined benefit formula or a cash balance formula and an OPEB plan that offers certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from Oncor. Costs of pension and OPEB plans are dependent upon numerous factors, assumptions and estimates. See Note 17 for additional information regarding pension and OPEB plans.

Stock-Based Incentive Compensation

Prior to the Merger, EFH Corp. provided discretionary awards payable in its common stock to qualified managerial employees of Oncor under EFH Corp.’s shareholder-approved long-term incentive plans. Intermediate Holding recognized expense for these awards over the vesting period based on the grant-date fair value of those awards. In November 2008, Oncor implemented the SARs Plan for certain management that purchased equity interests in Oncor indirectly by investing in Investment LLC. SARs have been awarded under the SARs Plan and are being accounted for based upon the provisions of guidance for share-based payment. See Note 18 for information regarding stock-based compensation, including SARs granted to certain members of Oncor’s board of directors.

Fair Value of Nonderivative Financial Instruments

The carrying amounts for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments. The fair values of other financial instruments, for which carrying amounts and fair values have not been presented, are not materially different than their related carrying amounts.

Franchise Taxes

Franchise taxes are assessed to Oncor by local governmental bodies, based on kWh delivered and are the principal component of “taxes other than income taxes” as reported in the income statement. Franchise taxes are not a “pass through” item. Rates charged to customers by Oncor are intended to recover the franchise taxes, but Oncor is not acting as an agent to collect the taxes from customers.

Cash and Cash Equivalents

For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents. See Note 15 for details regarding restricted cash.

Property, Plant and Equipment

Properties are stated at original cost. The cost of self-constructed property additions includes materials and both direct and indirect labor and applicable overhead and an allowance for funds used during construction.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated service lives of the properties based on depreciation rates approved by the PUCT. Depreciation rates include plant removal costs as a component of depreciation expense, consistent with regulatory treatment. As is common in the industry, depreciation expense is recorded using composite depreciation rates that reflect blended estimates of the lives of major asset groups as compared to depreciation expense calculated on a component asset-by-asset basis.

In accordance with the PUCT’s August 2009 order in Oncor’s rate review, the remaining net book value and anticipated removal cost of existing meters that are being replaced by advanced meters is being charged (amortized) to expense over an 11-year cost recovery period.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance For Funds Used During Construction (AFUDC)

AFUDC is a regulatory cost accounting procedure whereby both interest charges on borrowed funds and a return on equity capital used to finance construction are included in the recorded cost of utility plant and equipment being constructed. AFUDC is capitalized on all projects involving construction periods lasting greater than thirty days. The equity portion of capitalized AFUDC is accounted for as other income. There was no equity AFUDC for the periods presented. See Note 20 for detail of amounts charged to interest expense.

Regulatory Assets and Liabilities

The financial statements of Intermediate Holding reflect regulatory assets and liabilities under cost-based rate regulation in accordance with accounting standards related to the effect of certain types of regulation. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. See Note 8 for details of regulatory assets and liabilities.

Sale of Noncontrolling Interests

See Note 14 for discussion of accounting for the sale of equity interests by Oncor.

Push-Down of EFH Corp. Debt

In accordance with SEC Staff Accounting Bulletin (SAB) Topic 5-J, Intermediate Holding reflects $2.372 billion principal amount of the EFH Corp. Senior Notes and 9.75% Notes on its balance sheet and the related interest expense in its income statement. The amount to be reflected on Intermediate Holding’s balance sheet was calculated based upon the relative equity investment of EFC Holdings and Intermediate Holding in their respective operating subsidiaries at the time of the Merger (see Note 11).

Changes in Accounting Standards

In June 2009, the FASB issued “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not affect reported results of operations, financial condition or cash flows.

In June 2009, the FASB issued new guidance that requires reconsideration of consolidation conclusions for all variable interest entities and other entities with which Intermediate Holding is involved. This new guidance is effective January 1, 2010. The provisions of this guidance could result in different consolidation conclusions than reached under previous guidance, as the emphasis is on the power to direct the activities of the variable interest entity instead of risk and reward. Intermediate Holding continues to evaluate the impact of this new guidance on its financial statements. In consideration of the ring-fencing measures in place, as discussed under “Description of Business,” Intermediate Holding’s evaluation may result in the deconsolidation of Oncor Holdings and its subsidiaries, which are the ring-fenced entities.

In May 2009, the FASB issued new guidance related to subsequent events that requires disclosure of the date through which Intermediate Holding has evaluated subsequent events related to the financial statements being issued and the basis for that date. The adoption of this guidance as of April 1, 2009 did not affect reported results of operations, financial condition or cash flows, and the required disclosure is provided above in “Basis of Presentation.”

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. FINANCIAL STATEMENT EFFECTS OF THE MERGER

EFH Corp. accounted for the Merger under purchase accounting in accordance with the provisions of accounting standards related to business combinations, whereby the total purchase price of the transaction was allocated to EFH Corp.’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values as of the Merger date. As a result of cost-based regulatory rate-setting processes, the book value of the majority of Oncor’s assets and liabilities effectively represents fair value, and no adjustments to the carrying value of those regulated assets or liabilities were recorded. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The purchase price was allocated to TCEH and Oncor. The purchase price amount assigned to Oncor was based on the relative enterprise value of the business on the closing date of the Merger and resulted in an excess of purchase price over fair value of assets and liabilities of $4.9 billion, which was recorded as goodwill. See Note 20 for disclosures related to goodwill and Note 3 regarding an impairment charge recorded in the fourth quarter of 2008.

The following table summarizes the final purchase price allocation to the estimated fair values of the assets acquired and liabilities assumed (billions of dollars):

Purchase price assigned to Oncor		$7.6

Property, plant and equipment	7.9
Regulatory assets – net	1.3
Other assets	1.3

Total assets acquired	10.5

Short-term borrowings and long-term debt	5.1
Deferred income tax liabilities	1.3
Other liabilities	1.4

Total liabilities assumed	7.8
Net identifiable assets acquired		2.7

Goodwill		$4.9

As part of purchase accounting, the carrying value of certain generation-related regulatory assets securitized by transition bonds, which have been reviewed and approved by the PUCT for recovery but without earning a rate of return, was reduced by $213 million. This amount will be accreted to other income over the recovery period remaining as of the closing date of the Merger (approximately nine years). The related securitization (transition) bonds were also fair valued and the resulting discount of $12 million will be amortized to interest expense over the life of the bonds remaining as of the closing date of the Merger (approximately nine years).

The final purchase price allocation includes $16 million in liabilities recorded in connection with the notice of termination of outsourcing arrangements with Capgemini under the change of control provisions of such arrangements (also see Note 16). Oncor incurred $4 million of these exit liabilities during the year ended December 31, 2009. In December 2009, Oncor recorded a $10 million reversal of a portion of these exit liabilities due primarily to a shorter than expected outsourcing services transition period, and this reversal is reflected in other income (see Note 19). The remaining accrual totaling $2 million is expected to be settled in 2010.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial position and results of operations assume that the Merger-related transactions occurred on January 1, 2007. The unaudited pro forma information is provided for informational purposes only and is not necessarily indicative of what Intermediate Holding’s results of operations would have been if the Merger-related transactions had occurred on that date, or what Intermediate Holding’s results of operations will be for any future periods.

For the year ended December 31, 2007, unaudited pro forma revenues and net income were $2.5 billion and $170 million, respectively. Pro forma adjustments for the year ended December 31, 2007 consist of adjustments for the Predecessor period and consist of $24 million in other income, $197 million in interest expense and a $61 million income tax benefit.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. GOODWILL IMPAIRMENT

The 2009 annual goodwill impairment testing performed as of October 1 and December 1, 2009 in accordance with accounting guidance for a change in annual impairment testing dates resulted in no impairment (see discussion in Note 1 regarding change in the annual test date from October 1 to December 1). The testing determined that Oncor’s estimated fair value (enterprise value) exceeded its carrying value by approximately 10%, resulting in no additional testing being required and no impairment. Key assumptions in the valuation include discount rates, growth of the rate base and return on equity allowed by the regulatory authority.

In the fourth quarter of 2008, Intermediate Holding recorded a goodwill impairment charge totaling $860 million, which is not deductible for income tax-related purposes.

Although the annual goodwill impairment test date set by management was October 1, management determined that in consideration of the continuing deterioration of securities values during the fourth quarter of 2008, an impairment testing trigger occurred subsequent to that test date; consequently, the impairment charge was based on estimated fair values at December 31, 2008. The fair value calculation was completed in the first quarter of 2009 with no additional impairment charge.

The impairment determination involved significant assumptions and judgments in estimating enterprise values and the fair values of assets and liabilities. The impairment primarily arose from the dislocation in the capital markets that increased interest rate spreads and the resulting discount rates used in estimating fair values and the effect of declines in market values of debt and equity securities of comparable companies.

The calculations supporting the impairment determination utilized models that took into consideration multiple inputs, including debt yields, equity prices of comparable companies and other inputs. Those models were generally used in developing long-term forward discount rates for determining enterprise value and fair values of certain individual assets and liabilities. The fair value measurements resulting from such models are classified as Level 3 non-recurring fair value measurements consistent with accounting standards related to the determination of fair value.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. STIPULATION APPROVED BY THE PUCT

Oncor and Texas Holdings agreed to the terms of a stipulation, which was conditional upon completion of the Merger, with major interested parties to resolve all outstanding issues in the PUCT review related to the Merger. In February 2008, the PUCT entered an order approving the stipulation. The PUCT issued a final order on rehearing in April 2008 that has been appealed to the 200th District Court of Travis County, Texas. The parties to the appeal have agreed to a schedule that would result in a hearing in June 2010.

In addition to commitments Oncor made in its filings in the PUCT review, the stipulation included the following provisions, among others:

•

Oncor provided a one-time $72 million refund to its REP customers in the September 2008 billing cycle. The refund was in the form of a credit on distribution fee billings. The liability for the refund was recorded as part of purchase accounting.

•

Consistent with the 2006 cities rate settlement (see Note 5), Oncor filed a system-wide rate case in June 2008 based on a test-year ended December 31, 2007. In August 2009, the PUCT issued a final order on this rate case. See Note 8.

•

Oncor agreed not to request recovery of approximately $56 million of regulatory assets related to self-insurance reserve costs and 2002 restructuring expenses. These regulatory assets were eliminated as part of purchase accounting.

•

The dividends paid by Oncor will be limited through December 31, 2012, to an amount not to exceed Oncor’s net income (determined in accordance with GAAP, subject to certain defined adjustments) for the period beginning October 11, 2007 and ending December 31, 2012, and are further limited by an agreement that Oncor’s regulatory capital structure, as determined by the PUCT, will be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.

•	Oncor committed to minimum capital spending of $3.6 billion over the five-year period ending December 31, 2012, subject to certain defined conditions.

•

Oncor committed to an additional $100 million in spending over the five-year period ending December 31, 2012 on demand-side management or other energy efficiency initiatives. These additional expenditures will not be recoverable in rates, and this amount was recorded as a regulatory liability as part of purchase accounting and consistent with accounting standards related to the effect of certain types of regulation.

•	If Oncor’s credit rating is below investment grade with two or more rating agencies, TCEH will post a letter of credit in an amount of $170 million to secure TXU Energy’s payment obligations to Oncor.

•	Oncor agreed not to request recovery of the $4.9 billion of goodwill resulting from purchase accounting or any future impairment of the goodwill in its rates.

5. CITIES RATE SETTLEMENT IN 2006

In January 2006, Oncor agreed with a steering committee representing 108 cities in Texas (Cities) to defer the filing of a system-wide rate case with the PUCT to no later than July 1, 2008 (based on a test year ending December 31, 2007). Oncor filed the rate case with the PUCT in June 2008, and the PUCT issued a final order on the case in 2009. Oncor extended the benefits of the agreement to 292 nonlitigant cities. The agreements provided that Oncor would make payments to participating cities totaling approximately $70 million, including incremental franchise taxes.

This amount was recognized in earnings over the period from May 2006 through June 2008. Amounts recognized totaled $11 million in 2009, $23 million in 2008, $8 million for the period October 11, 2007 through December 31, 2007 and $25 million for the period January 1, 2007 through October 10, 2007, of which $2 million, $13 million, $6 million and $20 million, respectively, is reported in other deductions (see Note 20), and the remainder as taxes other than income taxes. Amounts recognized in 2009 represented extension of benefits per the agreement as a result of the timing of completion of the rate case.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

Effective January 1, 2007, EFH Corp. and its subsidiaries adopted accounting guidance related to uncertain tax positions. This guidance requires that each tax position be reviewed and assessed with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable. Intermediate Holding applied updated guidance to determine if each tax position was effectively settled for the purpose of recognizing previously uncertain tax positions. Intermediate Holding completed its review and assessment of uncertain tax positions and in 2007 recorded a net charge to retained earnings and an increase to noncurrent liabilities of $9 million in accordance with the new accounting rule.

EFH Corp. and its subsidiaries file income tax returns in US federal, state and foreign jurisdictions and are subject to examinations by the IRS and other taxing authorities. Examinations of EFH Corp. and its subsidiaries’ income tax returns for the years ending prior to January 1, 2003 are complete, but the tax years 1997 through 2002 remain in appeals with the IRS. In 2008, EFH Corp. was notified of the commencement of an IRS audit of tax years 2003 to 2006. The audit is expected to require two years to complete. Texas franchise and margin tax returns are under examination or still open for examination for tax years beginning after 2002. Prior to the 2007 Merger, Oncor was a member of EFH Corp.’s consolidated group federal income tax returns.

Intermediate Holding classifies interest and penalties expense related to uncertain tax positions as current income tax expense. Amounts recorded related to interest and penalties totaled a benefit of $5 million in the year ended December 31, 2009 and accruals of $6 million (including $2 million recorded as goodwill) in the year ended December 31, 2008, $2 million for the period October 11, 2007 through December 31, 2007 and $3 million for the period January 1, 2007 through October 10, 2007 (all amounts after tax).

Noncurrent liabilities included a total of $20 million and $22 million in accrued interest at December 31, 2009 and 2008, respectively. Effective in 2009, the federal income tax benefit on the interest accrued on uncertain tax positions is recorded as accumulated deferred income taxes. Such amounts were previously reported net as a reduction of the liability for uncertain tax positions.

The following table summarizes the changes to the uncertain tax positions, reported in other noncurrent liabilities in the consolidated balance sheet, during the years ended December 31, 2009 and 2008:

	2009	2008
Balance at January 1, excluding interest and penalties	$122	$111
Additions based on tax positions related to prior years	22	41
Reductions based on tax positions related to prior years	(73)	(30)
Additions based on tax positions related to the current year	—	—

Balance at December 31, excluding interest and penalties	$71	$122

Of the balance at December 31, 2009, $60 million represents tax positions for which the uncertainty relates to the timing of recognition for tax purposes. The disallowance of such positions would not affect the effective tax rate, but would accelerate the payment of cash under the tax sharing agreement to an earlier period.

With respect to tax positions for which the ultimate deductibility is uncertain (permanent items), should EFH Corp. or Intermediate Holding sustain such positions on income tax returns previously filed, Intermediate Holding’s liabilities recorded would be reduced by $11 million, resulting in increased net income and a favorable impact on the effective tax rate.

Intermediate Holding does not expect the total amount of liabilities recorded related to uncertain tax positions will significantly increase or decrease within the next 12 months.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. INCOME TAXES

The components of Intermediate Holding’s income tax expense are as follows:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Reported in operating expenses:
Current:
US federal	$69	$37	$(46)	$116
State	17	17	—	12
Deferred:
US federal	67	142	74	26
State	(3)	—	(2)	—
Amortization of investment tax credits	(5)	(5)	(1)	(4)

Total	145	191	25	150

Reported in other income and deductions:
Current:
US federal	(24)	(81)	(17)	8
State	1	1	—	1
Deferred federal	(42)	18	—	—

Total deferred	(65)	(62)	(17)	9

Total income tax expense	$80	$129	$8	$159

Reconciliation of income taxes computed at the US federal statutory rate to income tax expense:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Income (loss) before income taxes	$218	$(526)	$27	$422

Income taxes at the US federal statutory rate of 35%	$76	$(184)	$9	$148
Goodwill impairment	—	301	—	—
Amortization of investment tax credits – net of deferred tax effect	(5)	(5)	(1)	(4)
Amortization (under regulatory accounting) of statutory tax rate changes	5	(3)	(1)	(3)
Texas margin tax, net of federal tax benefit	12	11	(1)	8
Medicare subsidy	(6)	(5)	(2)	(5)
Nondeductible losses (gains) on employee benefit plan investments	(1)	4	—	(2)
Disallowed interest on pushed down debt	—	3	1	—
Other, including audit settlements	(1)	7	3	17

Income tax expense	$80	$129	$8	$159

Effective rate	36.7%	—	29.6%	37.7%

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes provided for temporary differences based on tax laws in effect at the December 31, 2009 and 2008 balance sheet dates are as follows:

	Successor
	December 31, 2009			December 31, 2008
	Total	Current	Noncurrent	Total	Current	Noncurrent
Deferred Income Tax Assets:
Accrued interest	$55	$—	$55	$—	$—	$—
Alternative minimum tax credit carryforwards	10	10	—	54	54	—

Total	65	10	55	54	54	—

Deferred Income Tax Liabilities:
Basis difference in Oncor partnership (a)	1,369	—	1,369	1,333	—	1,333

Total	1,369	—	1,369	1,333	—	1,333

Net Deferred Income Tax (Asset) Liability	$1,304	$(10)	$1,314	$1,279	$(54)	$1,333

(a)	See Note 13.

At December 31, 2009, Intermediate Holding had $10 million of alternative minimum tax (AMT) credit carryforwards available to offset future tax sharing payments. The AMT credit carryforwards have no expiration date.

The component of deferred income tax liabilities referred to as “basis difference in Oncor partnership” arose as a result of the sale of equity interests in Oncor (see Note 14) at which time Oncor became a partnership for US federal income tax purposes. The amount of this basis difference at the date of the transaction represented Oncor Holdings’ interest (approximately 80%) in the net deferred tax liabilities related to Oncor’s individual operating assets and liabilities. The remaining net deferred tax liabilities associated with Oncor ($321 million at December 31, 2009) that are attributable to the noncontrolling interests have been reclassified as other noncurrent liabilities (see Note 20).

See Note 6 for discussion regarding accounting for uncertain tax positions.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. REGULATORY ASSETS AND LIABILITIES

Recognition of regulatory assets and liabilities and the amortization periods over which they are expected to be recovered or refunded through rate regulation reflect the decisions of the PUCT. Components of the regulatory assets and liabilities are provided in the table below. Amounts not earning a return through rate regulation are noted. On August 31, 2009, the PUCT issued a final order on Oncor’s rate review filed in June 2008. The rate review included a determination of the recoverability of regulatory assets as of December 31, 2007, including the recoverability period of those assets deemed allowable by the PUCT. The PUCT’s findings included denial of recovery of certain regulatory assets primarily related to business restructuring costs and rate case expenses, which resulted in a $25 million charge ($16 million after-tax) in the third quarter 2009 reported as write off of regulatory assets.

	Remaining Rate Recovery/Amortization Period as of December 31, 2009	Carrying Amount
		December 31, 2009	December 31, 2008
Regulatory assets:
Generation-related regulatory assets securitized by transition bonds (a)	7 years	$759	$865
Employee retirement costs	5 years	80	—
Employee retirement costs to be reviewed (b)(c)	To be determined	41	100
Employee retirement liability (a)(c)(d)	To be determined	768	559
Self-insurance reserve (primarily storm recovery costs) — net	7 years	137	—
Self-insurance reserve to be reviewed (b)(c)	To be determined	106	214
Nuclear decommissioning cost under-recovery (a)(c)(e)	Not applicable	85	127
Securities reacquisition costs (pre-industry restructure)	8 years	62	68
Securities reacquisition costs (post-industry restructure)	Terms of related debt	27	29
Recoverable amounts for/in lieu of deferred income taxes — net	Life of related asset or liability	68	77
Rate case expenses (f)	Largely 3 years	9	10
Rate case expenses to be reviewed (b)(c)	To be determined	1	—
Advanced meter customer education costs	10 years	4	2
Deferred conventional meter depreciation	10 years	14	—
Energy efficiency performance bonus	1 year	9	—
Business restructuring costs (g)	Not applicable	—	20

Total regulatory assets		2,170	2,071

Regulatory liabilities:
Committed spending for demand-side management initiatives (a)	3 years	78	96
Deferred advanced metering system revenues	10 years	57	—
Investment tax credit and protected excess deferred taxes	Various	44	49
Over-collection of securitization (transition) bond revenues (a)	7 years	27	28
Other regulatory liabilities (a)	Various	5	6

Total regulatory liabilities		211	179

Net regulatory asset		$1,959	$1,892

(a)	Not earning a return in the regulatory rate-setting process.
(b)	Costs incurred since the period covered under the last rate review.
(c)	Recovery is specifically authorized by statute, subject to reasonableness review by the PUCT.
(d)	Represents unfunded liabilities recorded in accordance with pension and OPEB accounting standards.
(e)	Offset by an intercompany payable to TCEH. See Note 19.
(f)	Rate case expenses totaling $4 million were disallowed by the PUCT and written off in the third quarter of 2009.
(g)	All previously recorded business restructuring costs were disallowed by the PUCT and written off in the third quarter of 2009.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2008, the PUCT approved a settlement for Oncor to recover its estimated future investment for advanced metering deployment. Oncor began billing the advanced metering surcharge in the January 2009 billing month cycle. The surcharge is expected to total $1.023 billion over the 11-year recovery period and includes a cost recovery factor of $2.19 per month per residential retail customer and $2.39 to $5.15 per month for non-residential retail customers. Intermediate Holding accounts for the difference between the surcharge billings for advanced metering facilities and the allowed revenues under the surcharge provisions, which are based on expenditures and an allowed return, as a regulatory asset or liability. Such differences arise principally as a result of timing of expenditures. As indicated in the table above, the regulatory liability at December 31, 2009 totaled $57 million.

See Note 2 for a discussion of effects of purchase accounting on the carrying value of generation-related regulatory assets, Note 4 for discussion of effects on regulatory assets and liabilities of the stipulation approved by the PUCT and Note 19 for additional information regarding nuclear decommissioning cost recovery.

9. TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

Trade Accounts Receivable

	December 31, 2009	December 31, 2008
Gross trade accounts receivable	$397	$359
Trade accounts receivable from TCEH	(150)	(135)
Allowance for uncollectible accounts	(2)	(7)

Trade accounts receivable from nonaffiliates — net	$245	$217

Gross trade accounts receivable at December 31, 2009 and 2008 included unbilled revenues of $141 million and $140 million, respectively.

In April 2009, the PUCT finalized a new rule relating to the Certification of Retail Electric Providers. Under the new rule, write-offs of uncollectible amounts owed by REPs are deferred as a regulatory asset. Accordingly, Intermediate Holding recognized a $3 million one-time reversal of bad debt expense in 2009 representing bad debt reserves previously recognized for nonaffiliated REP accounts receivable. Due to the commitments made to the PUCT in connection with the Merger, Oncor may not recover bad debt expense, or certain other costs and expenses, from rate payers in the event of a default or bankruptcy by an affiliate REP.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sale of Receivables

Prior to the Merger, Oncor participated in an accounts receivable securitization program established by EFH Corp. for certain of its subsidiaries, the activity under which was accounted for as a sale of accounts receivable in accordance with transfers and servicing accounting standards. Under the program, Oncor sold trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of EFH Corp., which sold undivided interests in those purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). In connection with the Merger, the accounts receivable securitization program was amended. Concurrently, the financial institutions required that Oncor repurchase all of the receivables it had previously sold to TXU Receivables Company, which totaled $254 million. Oncor funded such repurchases through borrowings under its credit facility of $113 million, and the related subordinated note receivable from TXU Receivables Company in the amount of $141 million was canceled. Oncor is no longer a participant in the accounts receivable securitization program.

Under the program, new trade receivables generated by Oncor were continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflected seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in delivery fees and volumes. TXU Receivables Company issued subordinated notes payable to Oncor for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to Oncor that was funded by the sale of the undivided interests.

The discount from face amount on the purchase of receivables principally funded program fees paid by TXU Receivables Company to the funding entities. The discount also funded a servicing fee paid by TXU Receivables Company to EFH Corporate Services Company, a direct subsidiary of EFH Corp., but the amounts were immaterial. The program fees, referred to as losses on sale of the receivables under transfers and servicing accounting standards, consisted primarily of interest costs on the underlying financing and totaled $6 million and averaged 6.4% (on an annualized basis) as a percentage of the average funding under the program for the Predecessor period from January 1, 2007 through October 10, 2007. These fees represented essentially all of the net incremental costs of the program to Oncor and were reported in operation and maintenance expenses.

Funding under the program decreased $86 million to zero in 2007 with Oncor’s exit from the program. Funding increases or decreases under the program were reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable balance approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company related to Oncor in 2007 were as follows:

	Successor (a)	Predecessor
	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Cash collections on accounts receivable	$—	$1,082
Face amount of new receivables purchased	—	(1,156)
Discount from face amount of purchased receivables	—	5
Program fees paid to funding entities	—	(6)
Increase in subordinated notes payable	—	48
Repurchase of receivables previously sold	113	—

Operating cash flows used by (provided to) Oncor under the program	$113	$(27)

(a)	Represents final activities related to Oncor’s exit from the sale of receivables program.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. BORROWINGS UNDER CREDIT FACILITIES

At December 31, 2009, Oncor had a $2.0 billion secured revolving credit facility, expiring October 10, 2013, to be used for its working capital and general corporate purposes, including issuances of commercial paper and letters of credit. Oncor may request increases in the commitments under the facility in any amount up to $500 million, subject to the satisfaction of certain conditions. Amounts borrowed under the facility, once repaid, can be borrowed again by Oncor from time to time. Borrowings are classified as short-term on the balance sheet. In May 2008, Oncor secured this credit facility with a first priority lien on certain of its transmission and distribution assets. Oncor also secured all of its existing long-term debt securities (excluding the transition bonds) with the same lien in accordance with the terms of those securities. The lien contains customary provisions allowing Oncor to use the assets in its business, as well as to replace and/or release collateral as long as the market value of the aggregate collateral is at least 115% of the aggregate secured debt. The lien may be terminated at Oncor’s option upon the termination of Oncor’s current credit facility.

At December 31, 2009, Oncor had outstanding borrowings under the credit facility totaling $616 million with an interest rate of 0.58% at the end of the period. At December 31, 2008, Oncor had outstanding borrowings under the credit facility totaling $337 million with an interest rate of 1.98% at the end of the period. Availability under the credit facility as of December 31, 2009 was $1.262 billion. This availability excludes $122 million of commitments from a subsidiary of Lehman Brothers Holding Inc. (such subsidiary, Lehman) that has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. Availability under the credit facility as of December 31, 2008 was $1.508 billion, which excluded $155 million of commitments from Lehman.

Under the terms of Oncor’s revolving credit facility, the commitments of the lenders to make loans to Oncor are several and not joint. Accordingly, if any lender fails to make loans to Oncor, Oncor’s available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the facility.

Borrowings under this credit facility bear interest at per annum rates equal to, at Oncor’s option, (i) adjusted LIBOR plus a spread of 0.275% to 0.800% (depending on the ratings assigned to Oncor’s senior secured debt) or (ii) a base rate (the higher of (1) the prime rate of JPMorgan Chase Bank, N.A. and (2) the federal funds effective rate plus 0.50%). Under option (i) and based on Oncor’s ratings as of December 31, 2009, its LIBOR-based borrowings, which apply to all outstanding borrowings at December 31, 2009, bear interest at LIBOR plus 0.350%.

A facility fee is payable at a rate per annum equal to 0.100% to 0.200% (depending on the rating assigned to Oncor’s senior secured debt) of the commitments under the facility. Based on Oncor’s ratings as of December 31, 2009, its facility fee is 0.125%. A utilization fee is payable on the average daily amount of borrowings in excess of 50% of the commitments under the facility at a rate per annum equal to 0.125% per annum.

The credit facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, Oncor and its subsidiary from, among other things:

•	incurring additional liens;

•	entering into mergers and consolidations;

•	selling certain assets, and

•	making acquisitions and investments in subsidiaries.

In addition, the credit facility requires that Oncor maintain a consolidated senior debt-to-capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.

The credit facility contains certain customary events of default for facilities of this type, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments under the facility.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. LONG-TERM DEBT

At December 31, 2009 and 2008, long-term debt consisted of the following:

	December 31, 2009	December 31, 2008
Oncor (a):
6.375% Fixed Senior Notes due May 1, 2012	$700	$700
5.950% Fixed Senior Notes due September 1, 2013	650	650
6.375% Fixed Senior Notes due January 15, 2015	500	500
6.800% Fixed Senior Notes due September 1, 2018	550	550
7.000% Fixed Debentures due September 1, 2022	800	800
7.000% Fixed Senior Notes due May 1, 2032	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.500% Fixed Senior Notes due September 1, 2038	300	300
Unamortized discount	(15)	(16)

Total Oncor	4,335	4,334

Oncor Electric Delivery Transition Bond Company LLC (b):
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	13	54
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	—	39
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	197	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290

Total Oncor Electric Delivery Transition Bond Company LLC	775	879

Unamortized fair value discount related to transition bonds (c)	(6)	(9)

Intermediate Holding (parent entity):
9.75% Fixed Senior Secured Notes due October 15, 2019	141	—
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017 (d)	916	1,000
11.25/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017 (d)	1,399	1,250
9.75% EFH Corp. Fixed Senior Secured Notes due October 15, 2019 (d)	57	—

Total Intermediate Holding (parent entity)	2,513	2,250

Total consolidated	7,617	7,454
Less amount due currently (e)	(108)	(103)

Total long-term debt	$7,509	$7,351

(a)	Secured with first priority lien as discussed in Note 10.
(b)	The transition bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.
(c)	The transition bonds, which secured regulatory assets not earning a return, were fair valued as of October 10, 2007 as a result of purchase accounting.
(d)	Represents 50% of the principal amount of these EFH Corp. securities guaranteed by Intermediate Holding (pushed-down debt) per the discussion below under “Push Down of EFH Corp. Notes.”
(e)	The Intermediate Holding parent entity had no long-term debt due currently at December 31, 2009 and 2008.

Oncor and Oncor Holdings do not bear any liability for Intermediate Holding’s debt obligations, and vice versa.

EFH Corp. 10% Senior Secured Notes Issued in 2010

In January 2010, EFH Corp. issued $500 million aggregate principal amount of 10.00% Senior Secured Notes due 2020 (the EFH Corp. 10% Notes). The notes will mature on January 15, 2020, and interest is payable in cash in arrears on January 15 and July 15 of each year at a fixed rate of 10.00% per annum with the first interest payment due on July 15, 2010. Other than interest rate and maturity date, the notes have the same guarantees and collateral and substantially the same other terms and conditions as the EFH Corp. 9.75% Notes that are discussed below under “Push Down of EFH Corp. Notes.”

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Oncor Debt Related Activity in 2009

Repayments of long-term debt in 2009 totaled $104 million and represent transition bond principal payments at scheduled maturity dates.

Oncor Debt-Related Activity in 2008

In September 2008, Oncor issued and sold senior secured notes with an aggregate principal amount of $1.5 billion consisting of $650 million aggregate principal amount of 5.95% senior secured notes maturing in September 2013, $550 million aggregate principal amount of 6.80% senior secured notes maturing in September 2018 and $300 million aggregate principal amount of 7.50% senior secured notes maturing in September 2038. Oncor used the net proceeds of approximately $1.487 billion from the sale of the notes to repay most of its borrowings under its credit facility as well as for general corporate purposes. The notes are secured by the first priority lien described in Note 10. The notes are secured equally and ratably with all of Oncor’s other secured indebtedness. If the lien is terminated, the notes will cease to be secured obligations of Oncor and will become senior unsecured general obligations of Oncor.

Interest on these notes is payable in cash semiannually in arrears on March 1 and September 1 of each year. Oncor may redeem the notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. The notes also contain customary events of default, including failure to pay principal or interest on the notes when due.

Repayments of long-term debt in 2008 totaled $99 million and represent transition bond principal payments at scheduled maturity dates.

Push Down of EFH Corp. Notes

Merger-related debt of EFH Corp. (parent) is fully and unconditionally guaranteed on a joint and several basis by EFC Holdings and Intermediate Holding. In accordance with SEC Staff Accounting Bulletin Topic 5-J, a portion of such debt and related interest expense is reflected in the financial statements of Intermediate Holding. The amount reflected on Intermediate Holding’s balance sheet represents 50% of the guaranteed EFH Corp. Merger-related debt. This percentage reflects the fact that at the time of the Merger, the equity investments of EFC Holdings and Intermediate Holding in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the notes is the responsibility of EFH Corp., Intermediate Holding records the settlement of such amounts as noncash capital contributions from EFH Corp.

The Merger-related debt of EFH Corp. at December 31, 2009 guaranteed by EFC Holdings and Intermediate Holding consisted of $1.831 billion principal amount of 10.875% Senior Notes due November 2017 (EFH Corp. 10.875% Notes), $2.797 billion principal amount of 11.25%/12.00% Senior Toggle Notes due November 2017 (Toggle Notes) and $115 million principal amount of 9.75% Senior Secured Notes due October 2019 (EFH Corp. 9.75% Notes). Intermediate Holding’s balance sheet at December 31, 2009 reflects 50% of these amounts. The EFH Corp. 9.75% Notes were issued in connection with exchange offers completed in November 2009 (discussed below), which also resulted in the retirement of $181 million aggregate principal amount of the EFH Corp. 10.875% and Toggle Notes.

The guarantee from EFC Holdings is not secured. The guarantee from Intermediate Holding with respect to the 9.75% Notes is secured as described below. The guarantees are the general senior obligation of each guarantor and rank equally in right of payment with all existing and future senior indebtedness of each guarantor. The guarantees will be effectively subordinated to all secured indebtedness of each guarantor secured by assets other than the Collateral to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to any existing and future indebtedness and liabilities of EFH Corp.’s subsidiaries that are not guarantors.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Borrowings under the EFH Corp. 10.875% Notes bear interest semiannually in arrears on May 1 and November 1 of each year at a fixed rate of 10.875% per annum payable in cash. Borrowing under the EFH Corp. 9.75% Notes bear interest semiannually in arrears payable in cash on April 15 and October 15 of each year at a fixed rate of 9.75% per annum. Borrowings under the Toggle Notes bear interest semiannually in arrears on May 1 and November 1 of each year at a fixed rate of 11.250% per annum for cash interest and at a fixed rate of 12.000% per annum for PIK interest. For any interest period until November 2012, EFH Corp. may elect to pay interest on the Toggle Notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new Toggle Notes; or (iii) 50% in cash and 50% in PIK interest. Once EFH Corp. makes a PIK election, the election is valid for each succeeding interest payment period until EFH Corp. revokes the election. EFH Corp. made the PIK election for both the interest payments in 2009, resulting in an increase in the aggregate principal amount of its Toggle Notes totaling $309 million (50% of which is reflected in Intermediate Holding’s balance sheet).

Before November 1, 2010, EFH Corp. may redeem, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of its 10.875% and Toggle Notes from time to time at a redemption price of 110.875% and 111.250%, respectively, of the aggregate principal amounts, plus accrued and unpaid interest, if any. EFH Corp. may redeem the notes at any time prior to November 1, 2012 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. EFH Corp. may also redeem the notes, in whole or in part, at any time on or after November 1, 2012, at specified redemption prices, plus accrued and unpaid interest, if any. Upon the occurrence of a change in control of EFH Corp., EFH Corp. may be required to offer to repurchase its 10.875%, Toggle and 9.75% Notes at 101% of their principal amount, plus accrued and unpaid interest, if any. See immediately below for additional terms of the EFH Corp. 9.75% Notes.

Debt Exchanges

In October 2009, EFH Corp., Intermediate Holding and EFIH Finance, a wholly-owned subsidiary of Intermediate Holding, commenced offers to exchange up to approximately $4.9 billion principal amount of EFH Corp. 10.875% Notes, Toggle Notes and EFH Corp. Series P, Q and R Notes and the TCEH 10.25% Notes due November 2015 (collectively, the Old Notes) for up to $3.0 billion of new senior secured notes, with up to $1.35 billion to be issued by EFH Corp. and up to $1.65 billion to be issued by Intermediate Holding and EFIH Finance (the Co-Issuers). The purpose of the debt exchanges was to reduce the outstanding principal amount and extend the weighted average maturity of EFH Corp.’s and its subsidiaries long-term debt.

The debt exchange transactions, which closed in November 2009, resulted in the tendering of $357 million principal amount of Old Notes (including $181 million principal amount of EFH Corp. 10.875% Notes and Toggle Notes, 50% of which was previously pushed down to Intermediate Holding, and $176 million principal amount of TCEH and other EFH Corp. debt securities) in exchange for $115 million principal amount of EFH Corp. 9.75% Notes and $141 million principal amount of 9.75% Senior Secured Notes issued by the Co-Issuers (the EFIH Notes). The EFH Corp. 9.75% Notes and EFIH Notes will mature in October 2019, with interest payable in cash semi-annually in arrears on April 15 and October 15.

Intermediate Holding acquired $196 million principal amount of Old Notes in the debt exchanges, comprised of:

•	$9 million principal amount of EFH Corp. 5.55% Series P Senior Notes due 2014,

•	$6 million principal amount of EFH Corp. 6.50% Series Q Senior Notes due 2024,

•	$3 million principal amount of EFH Corp. 6.55% Series R Senior Notes due 2034,

•	$93 million principal amount of the EFH Corp. 10.875% Notes due 2017,

•	$6 million principal amount of the EFH Corp. Toggle Notes (11.25/12.00%) due 2017,

•	$31 million principal amount of the TCEH 10.25% Senior Notes due 2015, and

•	$48 million principal amount of the TCEH 10.25% Senior Notes, Series B due 2015.

As of December 31, 2009, the Old Notes acquired by Intermediate Holdings, except for the $99 million principal amount of EFH Corp. 10.875% and Toggle Notes that were contributed to EFH Corp. and retired, were held as investments by Intermediate Holding. The investment was recorded at a cost of $67 million, which represents the $141 million principal amount of debt issued by Intermediate Holding in the debt exchange transaction reduced by the principal amount of such debt issued allocated as cost of the retired EFH Corp. notes ($74 million).

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The EFH Corp. 9.75% Notes are fully and unconditionally guaranteed on a joint and several basis by EFC Holdings and Intermediate Holding. The guarantee from Intermediate Holding is secured by the pledge of all membership interests and other investments Intermediate Holding owns or holds in Oncor Holdings or any of Oncor Holdings’ subsidiaries (the Collateral). The guarantee from EFC Holdings is not secured. The EFIH Notes are secured by the Collateral on a parity lien basis with Intermediate Holding’s guarantee of the EFH Corp. 9.75% Notes.

The EFH Corp. 9.75% Notes and EFIH Notes are senior obligations of the issuers and rank equally in right of payment with all senior indebtedness of each issuer and are senior in right of payment to any future subordinated indebtedness of each issuer. The EFH Corp. 9.75% Notes are effectively subordinated to any indebtedness of EFH Corp. secured by assets of EFH Corp. to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other liabilities of EFH Corp.’s non-guarantor subsidiaries. The EFIH Notes are effectively senior to all unsecured indebtedness of the Co-Issuers, to the extent of the value of the Collateral, and will be effectively subordinated to any indebtedness of the Co-Issuers secured by assets of the Co-Issuers other than the Collateral, to the extent of the value of the assets securing such indebtedness. Furthermore, the EFIH Notes will be structurally subordinated to all indebtedness and other liabilities of Intermediate Holding’s subsidiaries (other than EFIH Finance), including Oncor Holdings and its subsidiaries.

The guarantees of the EFH Corp. 9.75% Notes are the general senior obligation of each guarantor and rank equally in right of payment with all existing and future senior indebtedness of each guarantor. The guarantee from Intermediate Holding is effectively senior to all unsecured indebtedness of Intermediate Holding to the extent of the value of the Collateral. The guarantee will be effectively subordinated to all secured indebtedness of each guarantor secured by assets other than the Collateral to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to any existing and future indebtedness and liabilities of EFH Corp.’s subsidiaries that are not guarantors.

The EFH Corp. 9.75% Notes and EFIH Notes and indentures governing such notes restrict the issuers and their restricted subsidiaries’ ability to, among other things, make restricted payments, incur debt and issue preferred stock, incur liens, permit dividend and other payment restrictions on restricted subsidiaries, merge, consolidate or sell assets and engage in transactions with affiliates. These covenants are subject to a number of limitations and exceptions. The notes and indentures also contain customary events of default, including, among others, failure to pay principal or interest on the notes when due. If certain events of default occur and are continuing under a series of notes and the related indenture, the trustee or the holders of at least 30% in principal amount outstanding of the notes of such series may declare the principal amount of the notes of such series to be due and payable immediately.

There currently are no restricted subsidiaries under the indenture governing the EFIH Notes (other than EFIH Finance, which has no assets). Oncor Holdings, the immediate parent of Oncor, and its subsidiaries are unrestricted subsidiaries under the indenture governing the EFIH Notes and, accordingly, will not be subject to any of the restrictive covenants in the indenture.

The respective issuers may redeem the EFH Corp. 9.75% Notes and EFIH Notes, in whole or in part, at any time on or after October 15, 2014, at specified redemption prices, plus accrued and unpaid interest, if any. In addition, before October 15, 2012, the respective issuers may redeem up to 35% of the aggregate principal amount of each series of the notes from time to time at a redemption price of 109.750% of the aggregate principal amount of such series of the notes, plus accrued and unpaid interest, if any, with the net cash proceeds of certain equity offerings. The respective issuers may also redeem each series of the notes at any time prior to October 15, 2014 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and the applicable premium as defined in the indenture. Upon the occurrence of a change of control (as described in the indenture), the respective issuers may be required to offer to repurchase each series of the notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

Interest Rate Hedges

In September 2008, Oncor entered into interest rate swap transactions hedging the variability of treasury bond rates used to determine the interest rates on an anticipated issuance of an aggregate of $1.0 billion of senior secured notes maturing from 2013 to 2018. The hedges were terminated the same day, and $2 million in after-tax losses were recorded as other comprehensive income. After-tax net losses of less than one million will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities

Long-term debt and transition bonds maturities are as follows:

Year
2010	$108
2011	113
2012	819
2013	775
2014	131
Thereafter (a)	5,692
Unamortized fair value discount	(6)
Unamortized discount	(15)

Total	$7,617

(a)	Long-term debt maturities for Intermediate Holding (parent entity) total $2.513 billion.

Fair Value of Long-Term Debt

The estimated fair value of long-term debt (including current maturities and pushed down debt) totaled $7.552 billion and $6.287 billion at December 31, 2009 and 2008, respectively, and the carrying amount totaled $7.617 billion and $7.454 billion, respectively. The fair value is estimated at the lesser of either the call price or the market value as determined by quoted market prices.

12. COMMITMENTS AND CONTINGENCIES

Leases

At December 31, 2009, future minimum lease payments under operating leases (with initial or remaining noncancelable lease terms in excess of one year) were as follows:

Year
2010	$12
2011	12
2012	10
2013	4
2014	4
Thereafter	7

Total future minimum lease payments	$49

Rent charged to operation and maintenance expense totaled $11 million and $10 million for the years ended December 31, 2009 and 2008, respectively, $3 million for the period October 11, 2007 through December 31, 2007 and $7 million for the Predecessor period January 1, 2007 through October 10, 2007.

Capital Expenditures

Oncor and Texas Holdings agreed to the terms of a stipulation with major interested parties to resolve all outstanding issues in the PUCT review related to the Merger. As one of the provisions of this stipulation, Oncor committed to minimum capital spending of $3.6 billion over the five-year period ending December 31, 2012, subject to certain defined conditions. See Note 4.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Efficiency Spending

Oncor is required to annually invest in programs designed to improve customer electricity demand efficiencies to satisfy its ongoing regulatory requirements. The 2010 requirement is $44 million. Oncor also committed to invest $100 million in these programs in excess of regulatory requirements over the five years ending in 2012. See Note 4.

Guarantees

Intermediate Holding and its subsidiaries have entered into contracts that contain guarantees to nonaffiliated parties that could require performance or payment under certain conditions.

Oncor is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. At December 31, 2009, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $6 million. These leased assets consist primarily of vehicles used in distribution activities. The average life of the residual value guarantees under the lease portfolio is approximately two years.

See Note 11 for discussion of Intermediate Holding’s guarantee of certain EFH Corp. debt.

Legal Proceedings

Intermediate Holding is involved in various legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

Labor Contracts

Certain Oncor employees are represented by a labor union and covered by a collective bargaining agreement that will expire in October 2010. In June 2009, a group of approximately 50 employees voted to decertify the labor union as their representative. In December 2009, a group of approximately 350 employees elected to be represented by a labor union. The negotiation of a new labor agreement and the representation of this group of additional employees is not expected to have a material effect on Intermediate Holding’s financial position, results of operations or cash flows.

Environmental Contingencies

Oncor must comply with environmental laws and regulations applicable to the handling and disposal of hazardous waste. Oncor is in compliance with all current laws and regulations; however, the impact, if any, of changes to existing regulations or the implementation of new regulations is not determinable. The costs to comply with environmental regulations can be significantly affected by the following external events or conditions:

•	changes to existing state or federal regulation by governmental authorities having jurisdiction over control of toxic substances and hazardous and solid wastes, and other environmental matters, and

•	the identification of additional sites requiring clean-up or the filing of other complaints in which Intermediate Holding or its subsidiaries may be asserted to be a potential responsible party.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. MEMBERSHIP INTERESTS

Successor

Cash Contributions — During 2009, Intermediate Holding’s board of directors declared, and Intermediate Holding paid, the following cash distributions to EFH Corp.:

Declaration Date	Payment Date	Amount Paid
November 12, 2009	November 13, 2009	$99
August 18, 2009	August 19, 2009	$59
May 19, 2009	May 20, 2009	$40
February 18, 2009	March 3, 2009	$18

During 2008, Intermediate Holding’s board of directors declared, and Intermediate Holding paid, the following cash distributions to EFH Corp.:

Declaration Date	Payment Date	Amount Paid
November 13, 2008	November 14, 2008	$117
August 20, 2008	August 21, 2008	$78
May 14, 2008	May 15, 2008	$78
February 20, 2008	March 31, 2008	$57

The net proceeds of $1.253 billion from Oncor’s sale of equity interests in November 2008 were distributed to EFH Corp.

The indenture governing the EFIH Notes includes covenants that, among other things and subject to certain exceptions, restrict Intermediate Holding’s ability to pay dividends or make other distributions with respect to its membership interest. Accordingly, essentially all of Intermediate Holding’s net income is restricted from being used to make distributions with respect to its membership interest unless such distributions are expressly permitted under the indenture. The indenture further restricts Intermediate Holding from making any distribution to EFH Corp. for the ultimate purpose of making a distribution to Texas Holdings unless at the time, and after giving effect to such distribution, Intermediate Holding’s consolidated leverage ratio is equal to or less than 6.0 to 1.0. The consolidated leverage ratio is generally defined as the ratio of consolidated total indebtedness (as defined in the indenture) to Adjusted EBITDA on a consolidated basis, excluding Oncor Holdings and its subsidiaries.

In addition, under applicable law, Intermediate Holding would be prohibited from paying any dividend to the extent that immediately following payment of such dividend, Intermediate Holding would be insolvent.

Substantially all of Intermediate Holding’s net income is derived from Oncor. The boards of directors of each of Oncor and Oncor Holdings, which are composed of a majority of independent directors, can withhold distributions to the extent the boards determine that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings. The directors of Oncor and Oncor Holdings are the same, except for the two directors representing Texas Transmission appointed to the Oncor board that are not directors of Oncor Holdings. For the period beginning October 11, 2007 and ending December 31, 2012, distributions paid by Oncor (other than distributions of the proceeds of any issuance of limited liability company units) are limited by the Limited Liability Company Agreement to an amount not to exceed Oncor’s net cumulative income determined in accordance with GAAP, as adjusted by applicable orders of the PUCT. Such adjustments include deducting the $72 million ($46 million after tax) one-time refund to customers in September 2008 and deducting funds spent as part of the $100 million commitment for additional demand-side management or other energy efficiency initiatives (see Note 4) of which $22 million ($14 million after tax) has been spent through December 31, 2009, neither of which impacted net income due to purchase accounting, and removing the effect of the $860 million goodwill impairment charge from fourth quarter 2008 net income available for distribution. The goodwill impairment charge and refund are described in Notes 3 and 4, respectively. Distributions are further limited by Oncor’s required regulatory capital structure, as determined by the PUCT, to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. For 2009, $35 million of Oncor’s net income was restricted from being used to make distributions on its membership interests. The net proceeds of $1.253 billion received from the 2008 sale of equity interests to Texas Transmission and certain members of Oncor’s management and board of directors were excluded from these distribution limitations.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Sale of Noncontrolling Interests — The total amount of proceeds from the sale of noncontrolling interests in Oncor discussed in Note 14 was less than the carrying value of the interests sold by $265 million, which reflects the fact that Oncor’s carrying value after purchase accounting is based on the Merger value, while the noncontrolling interests sale value did not include a control premium. The difference was accounted for as a reduction of membership interests.

During the preparation of Intermediate Holding’s December 31, 2009 financial statements, Intermediate Holding determined that deferred income taxes related to its interest in Oncor should have been recorded upon the sale of noncontrolling interests in November 2008. Accordingly, the December 31, 2008 balance of noncurrent accumulated deferred income tax liabilities has been increased by $141 million (from the $1.192 billion previously reported) and total membership interests at that date has been decreased by the same amount (from the $4.565 billion previously reported). The recognition of the deferred tax liability is the result of applying rules for income tax accounting related to outside basis differences. This error did not affect net income or cash flows previously reported.

Distributions to EFH Corp. — In November 2009, Intermediate Holding distributed to EFH Corp. the $99 million aggregate principal amount of EFH Corp. 10.875% and Toggle Notes acquired in the debt exchanges and retired by EFH Corp., as discussed in Note 11. The distribution was recorded as a reduction of membership interest in the amount of the cost of the notes ($74 million).

In May 2008, Intermediate Holding distributed to EFH Corp. its investment totaling $24 million in an entity with telecommunications-related activities that are not part of Oncor’s current operations.

Capital Contributions — As a result of the Merger, all outstanding unvested stock-based incentive compensation awards previously granted by EFH Corp. to Oncor employees vested and such employees became entitled to receive the $69.25 per share Merger consideration. The settlement of these awards totaled $24 million and was accounted for as an equity contribution from EFH Corp., as was the settlement of $4 million of cash incentive compensation awards. See Note 18 for further discussion of stock-based compensation, including a SARs Plan implemented in November 2008.

In connection with the Merger, Texas Holdings paid a $12 million fee related to Oncor’s $2 billion revolving credit facility. Such payment was accounted for as an investment by Texas Holdings.

See Notes 1 and 11 for discussion of noncash contributions from EFH Corp. related to debt pushed down to Intermediate Holding in accordance with SEC Staff Accounting Bulletin Topic 5-J.

Predecessor

No shares of Oncor’s common stock were held by or for its own account, nor were any shares of such capital stock reserved for its officers and employees or for options, warrants, conversions and other rights in connection therewith.

Under accounting standards for share-based payments, expense related to EFH Corp.’s stock-based incentive compensation awards granted to Oncor’s employees was accounted for as a noncash capital contribution from EFH Corp. Accordingly, Oncor recorded a credit to its common stock account of $3 million in the period January 1, 2007 through October 10, 2007.

Oncor recorded a credit to common stock of $15 million in the period January 1, 2007 through October 10, 2007 arising from the excess tax benefit generated by the distribution date value of the stock-based incentive awards exceeding the reported compensation expense. The $15 million credit (benefit) in 2007 was realized in the Successor period in conjunction with a tax payment to EFH Corp.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. NONCONTROLLING INTERESTS

In November 2008, equity interests in Oncor were sold to Texas Transmission for $1.254 billion in cash. Equity interests were also sold to certain members of its board of directors and its management team. Accordingly, after giving effect to all equity issuances, as of December 31, 2009, Oncor’s ownership was as follows: 80.03% held by Oncor Holdings, 0.22% held indirectly by Oncor’s management and board of directors and 19.75% held by Texas Transmission.

The proceeds (net of closing costs) of $1.253 billion received by Oncor from Texas Transmission and the members of Oncor management upon completion of these transactions were distributed to Oncor Holdings who distributed the proceeds to Intermediate Holding and ultimately to EFH Corp.

See Note 13 for discussion of amounts recorded as a reduction of membership interests as a result of the sale of Oncor interests.

The noncontrolling interests balance reported in the December 31, 2009 and 2008 consolidated balance sheets totaled $1.363 million and $1.355 billion, respectively. The noncontrolling interests balance reported in the December 31, 2009 consolidated balance sheet represented the proportional share of Oncor’s net assets at the date of the transaction less $96 million representing the noncontrolling interests’ share of Oncor’s net losses for the periods subsequent to the transaction (including the goodwill impairment charge), net of $58 million in cash distributions.

15. INVESTMENTS

The investments balance consists of the following:

	December 31, 2009	December 31, 2008
Assets related to employee benefit plans, including employee savings programs, net of distributions	$67	$65
Investment in unconsolidated affiliates	3	5
Land	2	2

Total investments	$72	$72

Assets Related to Employee Benefit Plans

The majority of these assets represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans. As of December 31, 2009, Oncor pays the premiums and is the beneficiary of these life insurance policies. EFH Corp. was the previous beneficiary. As of December 31, 2009 and 2008, the face amount of these policies totaled $138 million and $151 million, and the net cash surrender values totaled $52 million and $53 million, respectively. Changes in cash surrender value are netted against premiums paid. Other investment assets held to satisfy deferred compensation liabilities are recorded at market value.

Restricted Cash

	At December 31, 2009		At December 31, 2008
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Customer collections related to securitization (transition) bonds used only to service debt and pay expenses	$47	$—	$51	$—
Reserve for fees associated with transition bonds	—	10	—	10
Reserve for shortfalls of transition bond charges	—	4	—	6

Total restricted cash	$47	$14	$51	$16

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. TERMINATION OF OUTSOURCING ARRANGEMENTS

In connection with the closing of the Merger, EFH Corp., Oncor and TCEH commenced a review, under the change of control provision, of certain outsourcing arrangements with Capgemini, Capgemini America, Inc. and Capgemini North America, Inc. (collectively, CgE). In 2008, Oncor executed a Separation Agreement with CgE. Simultaneous with the execution of that Separation Agreement, EFH Corp. and TCEH entered into a substantially similar Separation Agreement with CgE. The Separation Agreements principally provide for (i) notice of termination of each of the Master Framework Agreements, dated as of May 17, 2004, each as amended, between Capgemini and each of Oncor and TCEH and the related service agreements under each of the Master Framework Agreements and (ii) termination of the joint venture arrangements between EFH Corp. (and its applicable subsidiaries) and CgE. Under the Master Framework Agreements and related services agreements, Capgemini provided to Oncor and EFH Corp. and its other subsidiaries outsourced support services, including information technology, customer care and billing, human resources, procurement and certain finance and accounting activities.

As a result, during the fourth quarter of 2008:

•

EFH Corp. received approximately $70 million in cash in exchange for the termination of a purchase option agreement pursuant to which subsidiaries of EFH Corp. had the right to “put” to Capgemini (and Capgemini had the right to “call” from a subsidiary of EFH Corp.) EFH Corp.’s 2.9% limited partnership interest in Capgemini and licensed assets, principally software, upon the expiration of the Master Framework Agreements in 2014 or, in some circumstances, earlier. Oncor received $20 million of such proceeds, reflecting its share of the put option value.

•

The parties entered into a mutual release of all claims under the Master Framework Agreement and related services agreements, subject to certain defined exceptions, and Oncor received $4 million in cash in settlement of such claims.

The carrying value of Oncor’s share of the put option value was $48 million prior to the application of purchase accounting (recorded as a noncurrent asset). The effects of the termination of the outsourcing arrangements, including an accrued liability of $16 million for incremental costs to exit and transition the services, were included in the final purchase price allocation. See Note 2 for additional disclosure, including a reversal to income of a portion of the liability recorded in purchase accounting.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) PLANS

Pension Plan

Oncor is a participating employer in the EFH Retirement Plan (Retirement Plan), a defined benefit pension plan sponsored by EFH Corp. The Retirement Plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code), and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). All benefits are funded by the participating employers. The Retirement Plan provides benefits to participants under one of two formulas: (i) a Cash Balance Formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits or (ii) a Traditional Retirement Plan Formula based on years of service and the average earnings of the three years of highest earnings. The interest component of the Cash Balance Formula is variable and is determined using the yield on 30-year Treasury bonds. Under the Cash Balance Formula, future increases in earnings will not apply to prior service costs.

All eligible employees hired after January 1, 2001 participate under the Cash Balance Formula. Certain employees who, prior to January 1, 2002, participated under the Traditional Retirement Plan Formula, continue their participation under that formula. It is EFH Corp.’s policy to fund the plans on a current basis to the extent deductible under existing federal tax regulations.

Oncor also participated in an EFH Corp. supplemental retirement plan for certain employees, whose retirement benefits cannot be fully earned under the qualified Retirement Plan, the information for which is included below. Oncor ceased participation in the EFH Corp. plan and implemented its own supplemental retirement plan effective January 1, 2010.

OPEB Plan

Oncor participates with EFH Corp. and certain other affiliated subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree’s age and years of service.

Pension and OPEB Costs Recognized as Expense

The following details net pension and OPEB costs recognized as expense:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Pension costs	$35	$15	$3	$21
OPEB costs	55	44	9	50

Total benefit costs	90	59	12	71
Less amounts deferred principally as a regulatory asset or property	(66)	(42)	(8)	(43)

Net amounts recognized as expense	$24	$17	$4	$28

Consistent with accounting standards related to employers’ accounting for pensions, EFH Corp. uses the calculated value method to determine the market-related value of the assets held in its trust. EFH Corp. includes the realized and unrealized gains or losses in the market-related value of assets over a rolling four-year period. Each year, 25% of such gains and losses for the current year and for each of the preceding three years is included in the market-related value. Each year, the market-related value of assets is increased for contributions to the plan and investment income and is decreased for benefit payments and expenses for that year.

The pension and OPEB amounts provided represent allocations to Oncor of amounts related to EFH Corp.’s plans.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Regulatory Recovery of Pension and OPEB Costs

PURA provides for the recovery by Oncor of pension and OPEB costs for all applicable former employees of the regulated predecessor integrated electric utility, which in addition to Oncor’s active and retired employees consists largely of active and retired personnel engaged in TCEH’s activities, related to service of those additional personnel prior to the deregulation and disaggregation of EFH Corp.’s businesses effective January 1, 2002. Accordingly, Oncor and TCEH entered into an agreement whereby Oncor assumed responsibility for applicable pension and OPEB costs related to those personnel.

Oncor is authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Amounts deferred are ultimately subject to regulatory approval. As of December 31, 2009, Oncor had recorded regulatory assets totaling $889 million related to pension and OPEB costs, including amounts related to deferred expenses as well as amounts related to unfunded liabilities that otherwise would be recorded as other comprehensive income.

Assumed Discount Rate

The discount rates reflected in net pension and OPEB costs are 6.90% (6.85% for OPEB) and 6.55% for the years ended December 31, 2009 and 2008, respectively, 6.45% for the period October 11, 2007 through December 31, 2007 and 5.90% for the period January 1, 2007 through October 10, 2007. The expected rate of return on plan assets reflected in the 2009 cost amounts is 8.25% for the pension plan and 7.64% for OPEBs.

Pension and OPEB Plan Cash Contributions

Contributions to the benefit plans were as follows:

	December 31,
	2009	2008	2007
Pension plan contributions	$66	$46	$3
OPEB plan contributions	18	31	33

Total contributions	$84	$77	$36

Estimated funding in 2010 of the pension and OPEB plans is $43 million and $18 million, respectively.

Thrift Plan

Employees of Oncor may participate in a qualified savings plan, the EFH Corp. Thrift Plan (Thrift Plan). This plan is a participant-directed defined contribution plan intended to qualify under Section 401(a) of the Code, and is subject to the provisions of ERISA. Under the terms of the Thrift Plan, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pre-tax salary deferrals and/or after-tax applicable payroll deductions, the lesser of 75% of their regular salary or wages or the maximum amount permitted under law. Employees who earn more than such threshold may contribute from 1% to 16% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the Cash Balance Formula of the Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the Traditional Retirement Plan Formula of the Retirement Plan. Effective January 1, 2006 through October 10, 2007, employees could reallocate or transfer all or part of their accumulated or future employer matching contributions to any of the plan’s other investment options. As of October 10, 2007, employer matching contributions are made in cash and may be allocated by participants to any of the plan’s investment options. Oncor’s contributions to the Thrift Plan totaled $11 million, $9 million, $2 million and $13 million in the years ended December 31, 2009 and 2008, the period October 11, 2007 through December 31, 2007 and the period January 1, 2007 through October 10, 2007, respectively.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. STOCK-BASED COMPENSATION

Successor

In 2008, Oncor established the Oncor Electric Delivery Company LLC Stock Appreciation Rights Plan (the SARs Plan) under which certain employees of Oncor may be granted stock appreciation rights (SARs) payable in cash, or in some circumstances, Oncor units. Two types of SARs may be granted under the SARs Plan. Time-based SARs (Time SARs) vest solely based upon continued employment ratably on an annual basis on each of the first five anniversaries of the grant date. Performance-based SARs (Performance SARs) vest based upon both continued employment and the achievement of a predetermined level of Oncor EBITDA over time, generally ratably over five years based upon annual Oncor EBITDA levels, with provisions for vesting if the annual levels are not achieved but cumulative two- or three-year total Oncor EBITDA levels are achieved. Time and Performance SARs may also vest in part or in full upon the occurrence of certain specified liquidity events and are exercisable only upon the occurrence of certain specified liquidity events. Since the exercisability of the Time and Performance SARs is conditioned upon the occurrence of a liquidity event, compensation expense will not be recorded until it is probable that a liquidity event will occur. Generally, awards under the SARs Plan terminate on the tenth anniversary of the grant, unless the participant’s employment is terminated earlier under certain circumstances.

In February 2009, Oncor also established the Oncor Electric Delivery Company LLC Director Stock Appreciation Rights Plan (the Director SARs Plan) under which certain non-employee members of Oncor’s board of directors and other persons having a relationship with Oncor may be granted SARs payable in cash, or in some circumstances, Oncor units. SARs granted under the Director SARs Plan vest in eight equal quarterly installments over a two-year period and are exercisable only upon the occurrence of certain specified liquidity events. Since the exercisability of these SARs is conditioned upon the occurrence of a liquidity event, expense will not be recorded until it is probable a liquidity event will occur.

SARs under the SARs Plan and the Director SARs Plan are generally payable in cash based on the fair market value of the SAR on the date of exercise. No SARs were granted under the SARs Plan during the year ended December 31, 2009. Oncor granted 6.9 million Time SARs under the SARs Plan during the year ended December 31, 2008, and Time SARS vested at December 31, 2009 totaled 2.8 million. Oncor granted 6.9 million Performance SARs under the SARs Plan during the year ended December 31, 2008, and Performance SARs vested at December 31, 2009 totaled 1.4 million. Oncor granted 55 thousand SARs under the Director SARs Plan during the year ended December 31, 2009, and SARs vested under the Director SARs Plan at December 31, 2009 totaled 27.5 thousand. There were no SARs under either plan eligible for exercise at December 31, 2009.

Predecessor

Prior to the Merger, Oncor bore the costs of the EFH Corp. shareholder-approved long-term incentive plans for applicable management personnel engaged in Oncor’s business activities. EFH Corp. provided discretionary awards of performance units to qualified management employees that were payable in its common stock. The awards generally vested over a three-year period, and the number of shares ultimately earned was based on the performance of EFH Corp.’s stock over the vesting period as compared to peer companies and established thresholds. EFH Corp. established restrictions that limited certain employees’ opportunities to liquidate vested awards.

EFH Corp. determined the fair value of its stock-based compensation awards utilizing a valuation model that took into account three principal factors: expected volatility of the stock price of EFH Corp. and peer group companies, dividend rate of EFH Corp. and peer group companies and the restrictions limiting liquidation of vested stock awards. Based on the fair values determined under this model, Oncor’s reported expense related to the awards totaled $3 million ($2 million after-tax) for the period January 1, 2007 through October 10, 2007. There were no awards granted in 2007.

With respect to awards to Oncor’s employees, the fair value of awards that vested in the period January 1, 2007 through October 10, 2007 totaled $84 million based on the vesting date share prices.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. RELATED-PARTY TRANSACTIONS

The following represent significant related-party transactions of Intermediate Holding:

•

Oncor records revenue from TCEH, principally for electricity delivery fees, which totaled $1.0 billion for each of the years ended December 31, 2009 and 2008, $209 million for the period October 11, 2007 through December 31, 2007 and $823 million for the period January 1, 2007 through October 10, 2007.

•

Oncor records interest income from TCEH with respect to Oncor’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Oncor’s bankruptcy-remote financing subsidiary. The interest income serves to offset Oncor’s interest expense on the transition bonds. This interest income totaled $42 million and $46 million for the years ended December 31, 2009 and 2008, respectively, $11 million for the period October 11, 2007 through December 31, 2007 and $38 million for the period January 1, 2007 through October 10, 2007.

•

Incremental amounts payable related to income taxes as a result of delivery fee surcharges to its customers related to transition bonds are reimbursed by TCEH. Intermediate Holding’s financial statements reflect a note receivable from TCEH to Oncor of $254 million ($37 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2009 and $289 million ($35 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2008 related to these income taxes.

•

Short-term advances to parent totaled $3 million at both December 31, 2009 and 2008. Interest income on the advances totaled less than $1 million and $2 million for the years ended December 31, 2009 and 2008, respectively, at a weighted average interest rate of 10.9% during both periods. A $25 million advance was settled in May 2008 as part of Intermediate Holding’s distribution of its investment in an entity with telecommunications-related activities that are not part of Oncor’s current operations to EFH Corp. as discussed in Note 13.

•

As a result of actions taken at the time of the Merger to further ring-fence Oncor, short-term advances from EFH Corp. to Oncor ceased and outstanding amounts were repaid. The average daily balances of short-term advances from parent totaled $42 million for the period January 1, 2007 through October 10, 2007, and the weighted average interest rate for the period was 5.8%. Interest expense incurred on the advances totaled approximately $2 million for the period January 1, 2007 through October 10, 2007.

•

An EFH Corp. subsidiary charges Oncor for financial and certain other administrative services at cost. These costs, which are reported in operation and maintenance expenses, totaled $22 million and $24 million for the years ended December 31, 2009 and 2008, respectively, $6 million for the period October 11, 2007 through December 31, 2007 and $20 million for the period January 1, 2007 through October 10, 2007.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH’s balance sheet) is funded by a delivery fee surcharge collected from REPs by Oncor and remitted to TCEH. These trust fund assets are established with the intent to be sufficient to fund the estimated decommissioning liability (also reported on TCEH’s balance sheet). Income and expenses associated with the trust fund and the decommissioning liability recorded by TCEH are offset by a net change in the Oncor and TCEH intercompany receivable/payable, which in turn results in a change in Oncor’s reported net regulatory asset/liability. The regulatory asset of $85 million and $127 million at December 31, 2009 and 2008, respectively, represents the excess of the net decommissioning liability over the trust fund balance.

•

Oncor has a 19.5% limited partnership interest, with a carrying value of $3 million and $5 million at December 31, 2009 and 2008, respectively, in an EFH Corp. subsidiary holding principally software-related assets. Equity losses related to this interest are reported in other deductions and totaled $2 million and $4 million for the years ended December 31, 2009 and 2008, respectively, $1 million for the period October 11, 2007 through December 31, 2007 and $2 million for the period January 1, 2007 through October 10, 2007. These losses primarily represent amortization of software assets held by the subsidiary.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

EFH Corp. files a consolidated federal income tax return and allocates income tax liabilities to Intermediate Holding under a tax sharing agreement substantially as if Intermediate Holding was filing its own income tax returns. Intermediate Holding’s results are included in the consolidated Texas state margin tax return filed by EFH Corp. Intermediate Holding’s amount payable to EFH Corp. related to income taxes totaled $6 million at December 31, 2009, and amount receivable from EFH Corp. related to income taxes, primarily due to timing of payments, totaled $22 million at December 31, 2008. Income tax payments in the year ended December 31, 2009 totaled $19 million to EFH Corp., and Oncor made federal income tax payments totaling $9 million to noncontrolling interests.

•

Oncor held cash collateral of $15 million on both December 31, 2009 and 2008 from TCEH related to interconnection agreements for three generation units being developed by TCEH. The collateral is reported in the balance sheet in other current liabilities.

•

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, as of December 31, 2009 and 2008, TCEH had posted letters of credit in the amount of $15 million and $13 million, respectively, for Oncor’s benefit.

•

At the closing of the Merger, Oncor entered into its current $2 billion revolving credit facility with a syndicate of financial institutions and other lenders. The syndicate includes affiliates of GS Capital Partners. Affiliates of GS Capital Partners (a member of the Sponsor Group) have from time-to-time engaged in commercial banking transactions with Intermediate Holding and/or its subsidiaries in the normal course of business.

•

As a result of debt exchanges in November 2009, Intermediate Holding acquired $79 million and $18 million principal amount of TCEH and EFH Corp. debt securities, respectively, reported as investment in long term debt of affiliates. The carrying value of the investments totaling $68 million as of December 31, 2009 represents $67 million principal amount of debt issued in the debt exchange plus $1 million of accrued interest. Intermediate Holding intends to hold the securities to maturity. Interest income recorded on these investments for the year ended December 31, 2009 totaled $1 million and less than $1 million from TCEH and EFH Corp., respectively. See Note 11 for additional information on the debt exchanges, including a list of the principal amounts and coupon rates of the securities acquired. The $68 million of debt securities held mature as follows: $7 million in one to five years, $57 million in five to ten years and $4 million after ten years. The fair value of the debt securities as of December 31, 2009 was $74 million, and gross unrealized gains totaled $6 million.

•

Affiliates of the Sponsor Group participated in debt exchange offers completed in November 2009 by EFH Corp., Intermediate Holding and EFIH Finance to exchange new senior secured notes for certain EFH Corp. and TCEH notes as discussed in Note 11. Goldman, Sachs & Co. and KKR Capital Markets LLC acted as dealer managers and TPG Capital, L.P. served as an advisor in the exchange offers. These affiliates were compensated for their services in accordance with the terms of the respective agreements. These fees totaled $1 million for the year ended December 31, 2009.

•

Affiliates of the Sponsor Group have, and may, sell, acquire or participate in the offerings of debt or debt securities issued by Intermediate Holding or its subsidiaries in open market transactions or through loan syndications.

See Notes 7, 9, 11, 13 and 17 for information regarding the tax sharing agreement, the accounts receivable securitization program, guarantees and push-down of certain EFH Corp. debt, distributions to EFH Corp. and the allocation of EFH Corp.’s pension and OPEB costs to Oncor, respectively.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Other income:
Accretion of adjustment (discount) to regulatory assets due to purchase accounting (Note 2)	$39	$44	$10	$—
Reversal of exit liabilities recorded in connection with the termination of outsourcing arrangements (see Note 2)	10	—	—	—
Net gain on sale of other properties and investments	—	1	1	3

Total other income	$49	$45	$11	$3

Other deductions:
Costs related to 2006 cities rate settlement (Note 5)	$2	$13	$6	$20
Professional fees	5	5	1	5
Equity losses in unconsolidated affiliate (Note 19)	2	4	1	2
Expenses related to canceled InfrastruX Energy services joint venture (a)	—	—	—	3
Other	5	3	—	—

Total other deductions	$14	$25	$8	$30

(a)	Consists of previously deferred costs arising from operational activities to transition to the joint venture arrangement, which was canceled in connection with the Merger.

Major Customers

Distribution revenues from TCEH represented 38% and 39% of total operating revenues for the years ended December 31, 2009 and 2008, respectively, 39% for the period October 11, 2007 through December 31, 2007 and 42% for the period January 1, 2007 through October 10, 2007. Revenues from subsidiaries of one nonaffiliated REP collectively represented 14% and 16% of total operating revenues for the years ended December 31, 2009 and 2008, respectively, 15% for the period October 11, 2007 through December 31, 2007 and 16% for the period January 1, 2007 through October 10, 2007. No other customer represented 10% or more of total operating revenues.

Interest Expense and Related Charges

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Interest	$608	$565	$136	$242
Amortization of fair value debt discounts resulting from purchase accounting	3	3	—	—
Amortization of debt issuance costs and discounts	16	16	3	7
Allowance for funds used during construction – capitalized interest portion	(2)	(6)	(1)	(7)

Total interest expense and related charges	$625	$578	$138	$242

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

	December 31, 2009	December 31, 2008
Assets in service:
Distribution	$8,778	$8,429
Transmission	3,917	3,626
Other assets	579	477

Total	13,274	12,532
Less accumulated depreciation	4,444	4,158

Net of accumulated depreciation	8,830	8,374
Construction work in progress	321	213
Held for future use	23	19

Property, plant and equipment – net	$9,174	$8,606

Depreciation expense as a percent of average depreciable property approximated 3.1% for 2009 and 2.8% for 2008 and 2007.

Intangible Assets

Intangible assets other than goodwill reported in the balance sheet are comprised of the following:

	As of December 31, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization included in property, plant and equipment:
Land easements	$188	$72	$116	$184	$69	$115
Capitalized software	240	104	136	145	80	65

Total	$428	$176	$252	$329	$149	$180

Aggregate amortization expense for intangible assets totaled $27 million and $19 million for the years ended December 31, 2009 and 2008, respectively, $3 million for the period October 11, 2007 through December 31, 2007 and $11 million for the period January 1, 2007 through October 10, 2007. At December 31, 2009, the weighted average remaining useful lives of capitalized land easements and software were 67 years and 6 years, respectively. The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year	Amortization Expense
2010	$32
2011	23
2012	21
2013	21
2014	21

At December 31, 2009 and 2008, goodwill of $4.1 billion was reported on the balance sheet. None of this goodwill is being deducted for tax purposes. This balance is net of the $860 million goodwill impairment charge recorded in the fourth quarter of 2008. No other impairments have been recorded since the Merger. See Note 2 for discussion of financial statement effects of the Merger, and Note 3 for discussion of the goodwill impairment.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC (SUCCESSOR) AND

ONCOR ELECTRIC DELIVERY COMPANY LLC (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Noncurrent Liabilities and Deferred Credits

The other noncurrent liabilities and deferred credits balance consists of the following:

	Successor
	December 31, 2009	December 31, 2008
Retirement plan and other employee benefits	$1,343	$1,115
Liabilities related to subsidiary tax sharing agreement	321	299
Uncertain tax positions (including accrued interest)	91	144
Nuclear decommissioning cost under-recovery (a)	85	127
Other	37	36

Total other noncurrent liabilities and deferred credits	$1,877	$1,721

(a)	Represents intercompany payable to TCEH offset in Oncor’s net reported regulatory asset/liability. See Note 8.

Liabilities Related to Subsidiary Tax Sharing Agreement — Amount represents the previously recorded net deferred tax liabilities of Oncor related to the noncontrolling interests. Upon the sale of noncontrolling interests in Oncor (see Note 14), Oncor became a partnership for US federal income tax purposes, and the temporary differences which gave rise to the deferred taxes will, over time, become taxable to the noncontrolling interests. Under a tax sharing agreement among Oncor and its equity holders, Oncor reimburses its equity holders for federal income taxes as the partnership earnings become taxable to such holders. Accordingly, as the temporary differences become taxable, the equity holders will be reimbursed by Oncor. In the unlikely event such amounts are not reimbursed under the tax sharing agreement, it is probable they would be refunded to rate payers. The net changes in the liability for the year ended December 31, 2009 totaling $22 million reflected changes in temporary differences.

Supplemental Cash Flow Information

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Cash payments:
Interest paid	$337	$284	$72	$240
Capitalized interest	(2)	(6)	(1)	(7)

Interest (net of amounts capitalized)	335	278	71	233
Income taxes	28	65	26	106
Noncash investing and financing activities:
Construction expenditures (a)	61	49	70	25
Effect of Parent’s payment of interest and issuance of Toggle Notes as consideration for cash interest, net of tax, on pushed-down debt	227	140	24	—
Debt exchange transaction	(55)	—	—	—
Capital contribution related to settlement of certain income taxes payable (b)	50	—	—	—
Effect of push down on debt from EFH Corp.	(33)	—	(2,182)	—
Contribution related to incentive compensation plans	—	—	28	—
Capital contribution from Texas Holdings	—	—	12	—

(a)	Represents end-of-period accruals.
(b)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of noncontrolling interests in Oncor

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T). CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of Intermediate Holding’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2009. Based on the evaluation performed, Intermediate Holding’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

There have been no changes in Intermediate Holding’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, Intermediate Holding’s internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 is not presented herein as Intermediate Holding meets the conditions set forth in General Instruction (I)(1)(a) and (b).

Item 11. EXECUTIVE COMPENSATION

Item 11 is not presented herein as Intermediate Holding meets the conditions set forth in General Instruction (I)(1)(a) and (b).

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED EQUITY HOLDER MATTERS

Item 12 is not presented herein as Intermediate Holding meets the conditions set forth in General Instruction (I)(1)(a) and (b).

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 is not presented herein as Intermediate Holding meets the conditions set forth in General Instruction (I)(1)(a) and (b).

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the board of directors of EFH Corp. (Committee) has adopted a policy relating to the engagement of EFH Corp.’s independent auditor that applies to EFH Corp. and its consolidated subsidiaries, including Intermediate Holding. The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, and providing services necessary to complete SEC filings, Deloitte & Touche LLP may be engaged to provide nonaudit services as described herein. Prior to engagement, all services to be rendered by the independent auditors must be authorized by the Committee in accordance with preapproval procedures which are defined in the policy. The preapproval procedures require: (i) the annual review and preapproval by the Committee of all anticipated audit and nonaudit services; and (ii) the quarterly preapproval by the Committee of services, if any, not previously approved and the review of the status of previously approved services. The Committee may also approve certain ongoing nonaudit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (“Deloitte & Touche”) for Intermediate Holding in 2009 were pre-approved by the Committee.

The policy defines those nonaudit services which Deloitte & Touche may also be engaged to provide as follows:

1.	Audit related services, including:

a.	due diligence accounting consultations and audits related to mergers, acquisitions and divestitures;

b.	employee benefit plan and political action plan audits;

c.	accounting and financial reporting standards consultation,

d.	internal control reviews, and

e.	attest services, including agreed upon procedures reports that are not required by statute or regulation.

2.	Tax related services, including:

a.	tax compliance;

b.	general tax consultation and planning,

c.	tax advice related to mergers, acquisitions, and divestitures, and

d.	communications with and request for rulings from tax authorities.

3.	Other services, including:

a.	process improvement, review and assurance;

b.	litigation and rate case assistance;

c.	forensic and investigative services, and

d.	training services.

The policy prohibits Intermediate Holding from engaging its independent auditor to provide:

1.	Bookkeeping or other services related to Intermediate Holding’s accounting records or financial statements;

2.	Financial information systems design and implementation services;

3.	Appraisal or valuation services, fairness opinions, or contribution-in-kind reports;

4.	Actuarial services;

5.	Internal audit outsourcing services;

6.	Management or human resource functions;

7.	Broker-dealer, investment advisor, or investment banking services;

8.	Legal and expert services unrelated to the audit, and

9.	Any other service that the Public Company Accounting Oversight Board determines, by regulation, to be impermissible.

In addition, the policy prohibits Intermediate Holding’s independent auditor from providing tax or financial planning advice to any officer of Intermediate Holding.

Compliance with the Committee’s policy relating to the engagement of Deloitte & Touche is monitored on behalf of the Committee by EFH Corp.’s chief internal audit executive. Reports describing the services provided by the firm and fees for such services are provided to the Committee no less often than quarterly.

For the years ended December 31, 2009 and 2008, fees billed to Intermediate Holding by Deloitte & Touche were as follows:

	2009	2008
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents.	$1,364,000	$1,371,000

Audit-Related Fees. Fees for services including employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	411,000	280,000

Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	—	160,000

All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews and litigation and rate case assistance	—	—

Total	$1,775,000	$1,811,000

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Schedule I: CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME (LOSS)

(millions of dollars)

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Interest income	$4	$2	$—	$—
Interest expense and related charges	(279)	(262)	(68)	—

Loss before income taxes and equity method investments	(275)	(260)	(68)	—
Income tax benefit	93	88	23	—
Equity in earnings (losses) of subsidiary	256	(323)	63	263

Net income (loss)	$74	$(495)	$18	$263

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CASH FLOWS

(millions of dollars)

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Cash flows — operating activities:
Net income	$74	$(495)	$18	$263
Adjustments to reconcile net income to cash provided by operating activities:
Equity in (earnings) losses of subsidiaries	(256)	323	(63)	63
Depreciation and amortization	10	11	2	—
Deferred income taxes – net	(56)	1	—	—
Noncash interest expense related to pushed down debt of parent	265	251	24	—
Net changes in operating assets and liabilities	179	242	19	—

Cash provided by operating activities	216	333	—	326

Cash flows — financing activities:
Proceeds from sale of noncontrolling interests, net of transaction costs (Note 14)	—	1,253	—	—
Distribution to parent of equity sale net proceeds	—	(1,253)	—	—
Distributions/dividends to parent	(216)	(330)	—	(326)

Cash used in financing activities	(216)	(330)	—	(326)

Cash flows — investing activities:
Advances to parent	—	(3)	—	—

Cash used in investing activities	—	(3)	—	—

Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents — beginning balance	—	—	—	—

Cash and cash equivalents — ending balance	$—	$—	$—	$—

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(millions of dollars)

	Successor
	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Advances to parent	$3	$3
Trade accounts receivable from nonaffiliates – net	2	—

Total current assets	5	3

Investments	5,464	5,305
Accumulated deferred income taxes	55	—
Other noncurrent assets	53	55

Total assets	$5,577	$5,363

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Trade accounts and other payables to affiliates	6	—
Income taxes payable to EFH Corp.	1	—
Accrued interest	47	43

Total current liabilities	54	43

Accumulated deferred income taxes	—	1
Long-term debt, less amounts due currently (Note 2)	2,513	2,250

Total liabilities	2,567	2,294

Membership interests	3,010	3,069

Total liabilities and membership interests	$5,577	$5,363

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unconsolidated condensed balance sheet, statements of income (loss) and cash flows present results of operations and cash flows of Energy Future Intermediate Holding Company LLC (Intermediate Holding) for periods subsequent to the Merger, at which time Intermediate Holding was formed. Intermediate Holding, which is a Delaware limited liability company with a single membership interest held directly by Energy Future Holdings Corp. (EFH Corp.), is the holding company for Oncor Electric Delivery Holdings Company LLC (Oncor Holdings), which was also formed at the time of the Merger and holds an approximately 80% interest in Oncor Electric Delivery Company LLC (Oncor). The financial statements reflect the application of purchase accounting for the Merger at Oncor. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules of the SEC. Because the unconsolidated condensed financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with Intermediate Holding’s historical consolidated financial statements for the year ended December 31, 2009 and related notes included elsewhere in this Form 10-K. Intermediate Holding’s subsidiaries have been accounted for under the equity method. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated. The Predecessor to Intermediate Holding and Oncor Holdings is Oncor. Accordingly, Predecessor amounts in the accompanying unconsolidated condensed statements of income (loss) and cash flows reflect Oncor’s results accounted for under the equity method. The financial statements of Oncor are presented as the Predecessor in Intermediate Holding’s historical consolidated financial statements and related notes included elsewhere in this registration statement.

2. GUARANTEES

In January 2010, EFH Corp. issued $500 million aggregate principal amount of 10.00% Senior Secured Notes due 2020 (the EFH Corp. 10% Notes). The notes will mature on January 15, 2020, and interest is payable in cash in arrears on January 15 and July 15 of each year at a fixed rate of 10.00% per annum with the first interest payment due on July 15, 2010. Other than interest rate and maturity date, the notes have the same guarantees and collateral and substantially the same other terms and conditions as the EFH Corp. 9.75% Notes that are discussed immediately below.

Merger-related debt of EFH Corp. (parent) is fully and unconditionally guaranteed on a joint and several basis by EFC Holdings and Intermediate Holding. In accordance with SEC Staff Accounting Bulletin Topic 5-J, a portion of such debt and related interest expense is reflected in the financial statements of Intermediate Holding. The amount reflected on Intermediate Holding’s balance sheet represents 50% of the guaranteed EFH Corp. Merger-related debt. This percentage reflects the fact that at the time of the Merger, the equity investments of EFC Holdings and Intermediate Holding in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the notes is the responsibility of EFH Corp., Intermediate Holding records the settlement of such amounts as noncash capital contributions from EFH Corp.

The Merger-related debt of EFH Corp. at December 31, 2009 guaranteed by EFC Holdings and Intermediate Holding consisted of $1.831 billion principal amount of 10.875% Senior Notes due November 2017 (EFH Corp. 10.875% Notes), $2.797 billion principal amount of 11.25%/12.00% Senior Toggle Notes due November 2017 (Toggle Notes) and $115 million principal amount of 9.75% Senior Secured Notes due October 2019 (EFH Corp. 9.75% Notes). Intermediate Holding’s balance sheet at December 31, 2009 reflects 50% of these amounts. The EFH Corp. 9.75% Notes were issued in connection with exchange offers completed in November 2009, which also resulted in the retirement of $181 million aggregate principal amount of the EFH Corp. 10.875% and Toggle Notes.

The guarantee from EFC Holdings is not secured. The guarantee from Intermediate Holding with respect to the 9.75% Notes is secured as described below. The guarantees are the general senior obligation of each guarantor and rank equally in right of payment with all existing and future senior indebtedness of each guarantor. The guarantees will be effectively subordinated to all secured indebtedness of each guarantor secured by assets other than the Collateral to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to any existing and future indebtedness and liabilities of EFH Corp.’s subsidiaries that are not guarantors.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

The EFH Corp. 9.75% Notes are fully and unconditionally guaranteed on a joint and several basis by EFC Holdings and Intermediate Holding. The guarantee from Intermediate Holding is secured by the pledge of all membership interests and other investments Intermediate Holding owns or holds in Oncor Holdings or any of Oncor Holdings’ subsidiaries (the Collateral). The guarantee from EFC Holdings is not secured. The EFIH Notes are secured by the Collateral on a parity lien basis with Intermediate Holding’s guarantee of the EFH Corp. 9.75% Notes.

The guarantees of the EFH Corp. 9.75% Notes are the general senior obligation of each guarantor and rank equally in right of payment with all existing and future senior indebtedness of each guarantor. The guarantee from Intermediate Holding is effectively senior to all unsecured indebtedness of Intermediate Holding to the extent of the value of the Collateral. The guarantee will be effectively subordinated to all secured indebtedness of each guarantor secured by assets other than the Collateral to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to any existing and future indebtedness and liabilities of EFH Corp.’s subsidiaries that are not guarantors.

3. DISTRIBUTION RESTRICTIONS

The indenture governing the EFIH Notes includes covenants that, among other things and subject to certain exceptions, restrict Intermediate Holding’s ability to pay dividends or make other distributions with respect to its membership interest. Accordingly, essentially all of Intermediate Holding’s net income is restricted from being used to make distributions with respect to its membership interest unless such distributions are expressly permitted under the indenture. The indenture further restricts Intermediate Holding from making any distribution to EFH Corp. for the ultimate purpose of making a distribution to Texas Holdings unless at the time, and after giving effect to such distribution, Intermediate Holding’s consolidated leverage ratio is equal to or less than 6.0 to 1.0. The consolidated leverage ratio is generally defined as the ratio of consolidated total indebtedness (as defined in the indenture) to Adjusted EBITDA on a consolidated basis, excluding Oncor Holdings and its subsidiaries.

In addition, under applicable law, Intermediate Holding would be prohibited from paying any dividend to the extent that immediately following payment of such dividend, Intermediate Holding would be insolvent.

Substantially all of Intermediate Holding’s net income is derived from Oncor. The boards of directors of each of Oncor and Oncor Holdings, which are composed of a majority of independent directors, can withhold distributions to the extent the boards determine that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings. The directors of Oncor and Oncor Holdings are the same except for the two directors representing Texas Transmission appointed to the Oncor board that are not directors of Oncor Holdings. For the period beginning October 11, 2007 and ending December 31, 2012, distributions paid by Oncor (other than distributions of the proceeds of any issuance of limited liability company units) are limited by the Limited Liability Company Agreement to an amount not to exceed Oncor’s net cumulative income determined in accordance with GAAP, as adjusted by applicable orders of the PUCT. Such adjustments include deducting the $72 million ($46 million after tax) one-time refund to customers in September 2008 and deducting funds spent as part of the $100 million commitment for additional demand-side management or other energy efficiency initiatives (see Note 4) of which $22 million ($14 million after tax) has been spent through December 31, 2009, neither of which impacted net income due to purchase accounting, and removing the effect of the $860 million goodwill impairment charge from fourth quarter 2008 net income available for distribution. The goodwill impairment charge and refund are described in Notes 3 and 4, respectively. Distributions are further limited by Oncor’s required regulatory capital structure, as determined by the PUCT, to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. For 2009, $35 million of Oncor’s net income was restricted from being used to make distributions on its membership interests. The net proceeds of $1.253 billion received from the 2008 sale of equity interests to Texas Transmission and certain members of Oncor’s management and board of directors were excluded from these distribution limitations.

In February 2010, Intermediate Holding received a cash distribution from Oncor Holdings totaling $30 million. During 2009 and 2008, Intermediate Holding received cash distributions from Oncor Holdings totaling $216 million and $330 million, respectively. No dividends were received for the period from October 11, 2007 through December 31, 2007.

The net proceeds of $1.253 billion from Oncor’s sale of equity interests in November 2008 were distributed to EFH Corp.

* * *

(a) Oncor Holdings Financial Statements are presented pursuant to Item 3-16 of Regulation S-X as Exhibit 99(f).

(b) Exhibits

Intermediate Holding Exhibits to Form 10-K for the Fiscal Year Ended December 31, 2009

Exhibits	Previously Filed* With File Number	As Exhibit

3(i)	Articles of Incorporation

3(a)	333-153529 Form S-4 (filed September 17, 2008)	3(c)	—	Certificate of Formation of Energy Future Intermediate Holding Company LLC, as amended

3(ii)	By-laws

3(b)	333-153529 Form S-4 (filed September 17, 2008)	3(f)	—	Amended and Restated Limited Liability Company Agreement of Energy Future Intermediate Holding Company LLC

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

	Energy Future Intermediate Holding Company LLC

4(a)	1-12833 Form 8-K (filed November 20, 2009)	4.2	—	Indenture, dated as of November 16, 2009, among Energy Future Intermediate Holding Company LLC and EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A.

4(b)	1-12833 Form 8-K (filed November 20, 2009)	4.3	—	Pledge Agreement, dated as of November 16, 2009, by Energy Future Intermediate Holding Company LLC

4(c)	1-12833 Form 8-K (filed November 20, 2009)	4.4	—	Collateral Trust Agreement, dated as of November 16, 2009, among Energy Future Intermediate Holding Company LLC, The Bank of New York Mellon Trust Company, N.A, as First Lien Trustee, the other Secured Debt named therein and The Bank of New York Mellon Trust Company N.A., as Collateral Trustee

	Energy Future Holding Corp.

4(d)	1-12833 Form 8-K (filed October 31, 2007)	4.1	—	Indenture, dated as of October 31, 2007, relating to Energy Future Holdings Corp.’s 10.875% Senior Notes due 2017 and 11.250%/12.000% Senior Toggle Notes due 2017

4(e)	1-12833 Form 10-K (2009) (filed February 19, 2010)	4(f)	—	Supplemental Indenture, dated as of July 8, 2008, to Indenture, dated as of October 31, 2007, relating to Energy Future Holdings Corp.’s 10.875% Senior Notes due 2017 and 11.25%/12.00% Senior Toggle Notes due 2017

4(f)	1-12833 Form 10-Q (Quarter ended June 30, 2009) (filed August 4, 2009)	4(a)	—	Second Supplemental Indenture, dated as of August 3, 2009, to Indenture, dated as of October 31, 2007, relating to Energy Future Holdings Corp.’s 10.875% Senior Notes due 2017 and 11.25%/12.00% Senior Toggle Notes due 2017

4(g)	1-12833 Form 8-K (filed November 20, 2009)	4.1	—	Indenture dated as of November 16, 2009, among Energy Future Holdings Corp., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A.

Exhibits	Previously Filed* With File Number	As Exhibit

4(h)	1-12833 Form 8-K (filed January 19, 2010)	4.1	—	Indenture dated as of January 12, 2010, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A.

4(i)	1-12833 Form 8-K (filed January 19, 2010)	4.2	—	Registration Rights Agreement, dated January 12, 2010, among Energy Future Holdings Corp., the guarantors named therein and the initial purchasers named therein

	Oncor Electric Delivery Company LLC

4(j)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC (formerly Oncor Electric Delivery Company, formerly known as TXU Electric Delivery Company) and The Bank of New York Mellon, as Trustee

4(k)	1-12833 Form 8-K (filed October 31, 2005)	10.1	—	Supplemental Indenture No. 1, dated October 25, 2005, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York Mellon

4(l)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated May 6, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes (formerly Senior Secured Notes) due 2012 and 7.000% Senior Notes (formerly Senior Secured Notes) due 2032

4(m)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated December 20, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes (formerly Senior Secured Notes) due 2015 and 7.250% Senior Notes (formerly Senior Secured Notes) due 2033

4(n)	333-100240 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	4(b)	—	Supplemental Indenture No. 2, dated May 15, 2008, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(o)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York Mellon, as Trustee

4(p)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated August 30, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 7.00% Debentures due 2022

4(q)	333-100240 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	4(c)	—	Supplemental Indenture No. 1, dated May 15, 2008, to Indenture and Deed of Trust, dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(r)	333-100242 Form 8-K (filed September 9, 2008)	4.1	—	Officer’s Certificate, dated September 8, 2008, establishing the terms of Oncor’s 5.95% Senior Secured Notes due 2013, 6.80% Senior Secured Notes due 2018 and 7.50% Senior Secured Notes due 2038

Exhibits	Previously Filed* With File Number	As Exhibit

4(s)	333-100240 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	4(a)	—	Deed of Trust, Security Agreement and Fixture Filing, dated May 15, 2008, by Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York, as Collateral Agent.

4(t)	333-100240 Form 10-K (2008) (filed March 2, 2009)	4(n)	—	First Amendment to Deed of Trust, dated as of March 2, 2009, by and between Oncor Electric Delivery Company LLC and The Bank of New York Mellon (formerly The Bank of New York) as Trustee and Collateral Agent.

(10)	Material Contracts.

Credit Agreements

10(a)	333-100240 Form 10-Q (Quarter ended September 30, 2007) (filed November 14, 2007)	10(a)	—	$2,000,000,000 Revolving Credit Agreement, dated as of October 10, 2007, among Oncor Electric Delivery Company LLC, as the borrower, the several lenders from time-to-time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, fronting bank and swingline lender, Citibank, N.A., as syndication agent and fronting bank, Credit Suisse, Cayman Islands Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Morgan Stanley Senior Funding, Inc. as co-documentation agents, J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers and bookrunners.

Other Material Contracts

10(b)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(eee)	—	Stipulation as approved by the PUCT in Docket No. 34077

10(c)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(fff)	—	Amendment to Stipulation Regarding Section 1, Paragraph 35 and Exhibit B in Docket No. 34077

10(d)	333-100240 Form 10-Q (Quarter ended September 30, 2008) (filed November 6, 2008)	3(a)	—	Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Company LLC, dated as of November 5, 2008

10(e)	333-100240 Form 10-K (2008) (filed March 3, 2009)	3(c)	—	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Company LLC, entered into as of February 18, 2009, by and among Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Oncor Management Investment LLC

Exhibits	Previously Filed* With File Number	As Exhibit

10(f)	1-12833 Form 10-Q (Quarter ended September 30, 2008) (filed November 6, 2008)	10(g)	—	Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Holdings Company LLC, dated as of November 5, 2008

10(g)	333-100240 Form 8-K (filed August 13, 2008)	10.1	—	Contribution and Subscription Agreement, dated as of August 12, 2008, by and between Oncor and Texas Transmission Investment LLC

10(h)	333-100240 Form 10-Q (Quarter ended September 30, 2008) (filed November 6, 2008)	4(c)	—	Investor Rights Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

10(i)	333-100240 Form 10-Q (Quarter ended September 30, 2008) (filed November 6, 2008)	4(d)	—	Registration Rights Agreement of Oncor Electric Delivery Company LLC, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

10(j)	333-100240 Form 10-Q (Quarter ended September 30, 2008) (filed November 6, 2008)	10(b)	—	Amended and Restated Tax Sharing Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Oncor Management Investment LLC, Texas Transmission Investment LLC, Energy Future Intermediate Holding Company LLC and Energy Future Holdings Corp.

10(k)	333-100240 Form 10-K (2004) (filed March 23, 2005)	10(i)	—	Agreement, dated as of March 10, 2005, by and between Oncor Electric Delivery Company LLC and TXU Energy Company LLC allocating to Oncor Electric Delivery Company LLC the pension and post-retirement benefit costs for all Oncor Electric Delivery Company LLC employees who had retired or had terminated employment as vested employees prior to January 1, 2002.

10(l)	333-100240 Form 10-Q (filed August 14, 2008)	10(a)	—	Agreement of Purchase and Sale of Network and Related Equipment, dated as of April 30, 2008, by and between CURRENT Communications of Texas, L.P., Oncor and CURRENT Group, LLC.

10(m)	333-100240 Form 10-Q (filed August 14, 2008)	10(b)	—	First Amendment to the Agreement of Purchase and Sale of Network and Related Equipment dated as of May 8, 2008, by and between CURRENT Communications of Texas, L.P., Oncor and CURRENT Group, LLC.

(12)	Statement Regarding Computation of Ratios.

12(a)			—	Computation of Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.

Exhibits	Previously Filed* With File Number	As Exhibit

(18)	Letter Regarding Change in Accounting Principles

18(a)			—	Energy Future Intermediate Holding Company LLC Preferability Letter

18(b)			—	Oncor Electric Delivery Holdings Company LLC Preferability Letter

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of John F. Young, president and chief executive officer of Energy Future Holding Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Holding Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Holding Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of John F. Young, president and chief executive officer of Energy Future Holding Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)			—	Energy Future Intermediate Holding Company LLC Consolidated Adjusted EBITDA reconciliation for the years ended December 31, 2009 and 2008

99(b)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the years ended December 31, 2009 and 2008

99(c)	333-91935 Form S-3 (filed July 1, 2003)	99(a)	—	Financing Order.

99(d)	333-91935 Form S-3 (filed July 1, 2003)	99(b)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated May 21, 2002.

99(e)	333-91935 Form S-3 (filed July 1, 2003)	99(c)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated February 18, 2000.

99(f)			—	Oncor Electric Delivery Holdings Company LLC financial statements presented pursuant to Item 3–16 of Regulation S–X.

*	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Energy Future Intermediate Holding Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
Date: February 24, 2010
	By	/S/ JOHN F. YOUNG
(John F. Young, President and Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Energy Future Intermediate Holding Company LLC and in the capacities and on the date indicated.

Signature	Title	Date

/S/ JOHN F. YOUNG	Principal Executive Officer and Manager	February 24, 2010
(John F. Young, President and Chief Executive)

/S/ PAUL M. KEGLEVIC	Principal Financial Officer and Manager	February 24, 2010
(Paul M. Keglevic, Executive Vice President and Chief Financial Officer)

/S/ STANLEY J. SZLAUDERBACH	Principal Accounting Officer	February 24, 2010
(Stanley J. Szlauderbach, Senior Vice President and Controller)

/S/ JAMES R HUFFINES	Manager	February 24, 2010
(James R. Huffines)

/S/ JEFFREY LIAW	Manager	February 24, 2010
(Jeffrey Liaw)

/S/ MARC S. LIPSCHULTZ	Manager	February 24, 2010
(Marc S. Lipschultz)