Form 10-Q
period 2010-03-31
Energy Future Intermediate Holding CO LLC
filed 2010-05-04
CIK 1445146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-153529-01

Energy Future Intermediate Holding Company LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-1191638
(State of Organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, TX 75201	(214) 812-4600
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number)

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2010, the outstanding membership interest in Energy Future Intermediate Holding Company LLC was directly held by Energy Future Holdings Corp.

Energy Future Intermediate Holding Company LLC meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

Energy Future Intermediate Holding Company LLC’s (Intermediate Holding) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Energy Future Holdings Corp. website at http://www.energyfutureholdings.com as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. The information on Energy Future Holdings Corp.’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q. Readers should not rely on or assume the accuracy of any representation or warranty in any agreement that Intermediate Holding has filed as an exhibit to this Form 10-Q because such representation or warranty may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties’ risk allocation in the particular transaction, may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes or may no longer continue to be true as of any given date.

This Form 10-Q and other Securities and Exchange Commission filings of Intermediate Holding and its subsidiaries occasionally make references to EFH Corp., Intermediate Holding, Oncor Holdings or Oncor when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with, or otherwise reflected in their respective parent companies’ financial statements for financial reporting purposes. However, these references should not be interpreted to imply that Intermediate Holding is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2009 Form 10-K	Intermediate Holding’s Annual Report on Form 10-K for the year ended December 31, 2009

Adjusted EBITDA	Adjusted EBITDA means EBITDA adjusted to exclude non-cash items, unusual items and other adjustments allowable under the EFIH Notes and certain debt arrangements of EFH Corp. and its subsidiaries. See definition of EBITDA below. Adjusted EBITDA and EBITDA are not recognized terms under GAAP and, thus, are non-GAAP financial measures. Intermediate Holding is providing its and EFH Corp.’s Adjusted EBITDA in this Form 10-Q (see reconciliation in Exhibit 99(b) and 99(c)) solely because of the important role that Adjusted EBITDA plays in respect of certain covenants contained in the indenture for the EFIH Notes and EFH Corp. debt pushed down to Intermediate Holding as discussed in Note 3 to Financial Statements. Intermediate Holding does not intend for Adjusted EBITDA (or EBITDA) to be an alternative to net income as a measure of operating performance or an alternative to cash flows from operating activities as a measure of liquidity or an alternative to any other measure of financial performance presented in accordance with GAAP. Additionally, Intermediate Holding does not intend for Adjusted EBITDA (or EBITDA) to be used as a measure of free cash flow available for management’s discretionary use, as the measure excludes certain cash requirements such as interest payments, tax payments and other debt service requirements. Because not all companies use identical calculations, Intermediate Holding’s presentation of Adjusted EBITDA (and EBITDA) may not be comparable to similarly titled measures of other companies.

CREZ	Competitive Renewable Energy Zone

EBITDA	Refers to earnings (net income) before interest expense, income taxes, depreciation and amortization. See the definition of Adjusted EBITDA above.

EFC Holdings	Refers to Energy Future Competitive Holdings Company, a direct subsidiary of EFH Corp. and the direct parent of TCEH.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.

EFH Corp. Senior Notes	Refers collectively to EFH Corp.’s 10.875% Senior Notes due November 1, 2017 (EFH Corp. 10.875% Notes) and EFH Corp.’s 11.25%/12.00% Senior Toggle Notes due November 1, 2017 (Toggle Notes).

EFH Corp. Senior Secured Notes	Refers collectively to EFH Corp.’s 9.75% Senior Secured Notes due October 15, 2019 (EFH Corp. 9.75% Notes) and EFH Corp.’s 10.000% Senior Secured Notes due January 15, 2020 (EFH Corp. 10% Notes).

EFIH Finance	Refers to EFIH Finance Inc., a direct, wholly-owned subsidiary of Intermediate Holding, formed for the sole purpose of serving as co-issuer with Intermediate Holding of certain debt securities.

EFIH Notes	Refers to Intermediate Holding’s and EFIH Finance’s 9.75% Senior Secured Notes due October 15, 2019.

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of the various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GAAP	generally accepted accounting principles

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings, and/or its subsidiaries depending on context.

Investment LLC	Refers to Oncor Management Investment LLC, a limited liability company and minority membership interest owner (approximately 0.22%) of Oncor, whose managing member is Oncor and whose Class B Interests are owned by officers, directors and key employees of Oncor.

Limited Liability Company Agreement	The Second Amended and Restated Limited Liability Company Agreement of Oncor, dated as of November 5, 2008, by and among Oncor Holdings, Texas Transmission and Investment LLC, as amended.

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Merger	The transaction referred to in “Merger Agreement” (defined immediately below) that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of Intermediate Holding and the direct majority owner of Oncor.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

Purchase accounting	The purchase method of accounting for a business combination as prescribed by US GAAP, whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs, are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR), TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFC Holdings and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas Transmission	Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor. Texas Transmission is not affiliated with EFH Corp., any of EFH Corp.’s subsidiaries or any member of the Sponsor Group.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(millions of dollars)
Interest income	$2	$—
Interest expense and related charges (Note 7)	(74)	(69)

Loss before income taxes and equity in earnings of unconsolidated subsidiary	(72)	(69)
Income tax benefit	24	23
Equity in earnings of unconsolidated subsidiary (net of tax) (Note 2)	63	47

Net income	$15	$1

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(millions of dollars)
Cash flows — operating activities:
Net income	$15	$1
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of unconsolidated subsidiary	(63)	(47)
Distributions of earnings from unconsolidated subsidiary	30	18
Depreciation and amortization	2	3
Deferred income taxes – net	1	—
Changes in operating assets and liabilities:
Net changes in operating assets and liabilities	45	43

Cash provided by operating activities	30	18

Cash flows — financing activities:
Advances from EFH Corp.	4	—
Distributions to EFH Corp.	—	(18)
Debt financing costs	(7)	—

Cash used in financing activities	(3)	(18)

Cash flows — investing activities:
Advances to EFH Corp.	3	—

Cash provided by investing activities	3	—

Net change in cash and cash equivalents	30	—

Cash and cash equivalents — beginning balance	—	—

Cash and cash equivalents — ending balance	$30	$—

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$30	$—
Trade accounts and other receivable from affiliates — net	3	2
Advances to parent (Note 6)	—	3

Total current assets	33	5

Investment in Oncor Holdings (Note 2)	5,438	5,396
Investment in long-term debt of affiliates (Note 6)	69	68
Accumulated deferred income taxes	54	55
Other noncurrent assets	51	53

Total assets	$5,645	$5,577

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Trade accounts and other payables to affiliates	—	6
Income taxes payable to EFH Corp. (Note 6)	—	1
Advances from parent (Note 6)	4	—
Accrued interest	118	47

Total current liabilities	122	54

Long-term debt (Note 3)	2,520	2,513

Total liabilities	2,642	2,567

Commitments and Contingencies (Note 4)

Membership interests (Note 5)	3,003	3,010

Total liabilities and membership interests	$5,645	$5,577

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Description of Business

Intermediate Holding is a Dallas, Texas-based holding company whose wholly-owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Intermediate Holding is a direct, wholly-owned subsidiary of EFH Corp. Because Intermediate Holding is managed as an integrated business, there are no separate reportable business segments. See Note 2 regarding the deconsolidation of Oncor (and its majority owner, Oncor Holdings) as a result of amended consolidation accounting standards related to variable interest entities effective January 1, 2010.

References in this report to Intermediate Holding are to Intermediate Holding and/or its direct and indirect subsidiaries as apparent in the context. See “Glossary” for definition of terms and abbreviations.

Various “ring-fencing” measures have been taken to enhance the credit quality of Oncor Holdings and Oncor. These measures serve to mitigate Oncor’s and Oncor Holdings’ credit exposure to the Texas Holdings Group, which includes Intermediate Holding, and to reduce the risk that the assets and liabilities of Oncor or Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities. Such measures include, among other things: Oncor’s sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; the board of directors of Oncor Holdings and Oncor being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or other obligations of any member of the Texas Holdings Group. Oncor and Oncor Holdings do not bear any liability for obligations of the Texas Holdings Group (including, but not limited to, debt obligations), and vice versa. Accordingly, Oncor Holdings’ operations are conducted, and its cash flows managed, independently from the Texas Holdings Group.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in the 2009 Form 10-K with the exception of the retrospective adoption of amended guidance regarding consolidation accounting standards related to variable interest entities that resulted in the deconsolidation of Oncor Holdings and the accounting for the investment in Oncor Holdings under the equity method (see Note 2). All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2009 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Use of Estimates

Preparation of Intermediate Holding’s financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of income and expense. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments were made to previous estimates or assumptions during the current year.

Changes in Accounting Standards

In June 2009, the FASB issued new guidance that requires reconsideration of consolidation conclusions for all variable interest entities and other entities with which Intermediate Holding is involved. Intermediate Holding adopted this new guidance as of January 1, 2010. See Note 2 for discussion of Intermediate Holding’s evaluation of variable interest entities and the resulting deconsolidation of Oncor Holdings and its subsidiaries that resulted in the accounting for Intermediate Holding’s investment in Oncor Holdings and its subsidiaries under the equity method. There were no other material effects on Intermediate Holding’s financial statements as a result of the adoption of this new guidance. New disclosures are provided in Note 2.

2. INVESTMENT IN ONCOR HOLDINGS

Intermediate Holding adopted amended accounting standards on January 1, 2010 that require consolidation of a variable interest entity (VIE) if it has the power to direct the significant activities of the VIE and the right or obligation to absorb profit and loss from the VIE. A VIE is an entity with which Intermediate Holding has a relationship or arrangement that indicates some level of control over the entity or results in economic risks to Intermediate Holding. As discussed below, Intermediate Holding’s balance sheet reflects the deconsolidation of Oncor Holdings, which holds an approximate 80% interest in Oncor (an SEC filer) and the reporting of Intermediate Holding’s investment in Oncor Holdings under the equity method on a retrospective basis.

Intermediate Holding’s variable interests consist of equity investments in Oncor Holdings. In determining the appropriateness of consolidation of a VIE, Intermediate Holding evaluates its purpose, governance structure, decision making processes and risks that are passed on to its interest holders. Intermediate Holding also examined the nature of any related party relationships among the interest holders of the VIE and the nature of any special rights granted to the interest holders of the VIE.

In reaching the conclusion to deconsolidate, Intermediate Holding conducted an extensive analysis of Oncor Holdings’ underlying governing documents and management structure. Oncor Holdings’ unique governance structure was adopted in conjunction with the Merger, when the Sponsor Group, EFH Corp. and Oncor agreed to implement structural and operational measures to “ring-fence” (the Ring-Fencing Measures) Oncor Holdings and Oncor as discussed in Note 1. The Ring-Fencing Measures were designed to prevent, among other things, (i) increased borrowing costs at Oncor due to the attribution to Oncor of debt from EFH Corp.’s highly-leveraged unregulated operations, (ii) the activities of EFH Corp.’s unregulated operations following the Merger resulting in the deterioration of Oncor’s business, financial condition and/or investment in infrastructure, and (iii) Oncor becoming substantively consolidated into a bankruptcy proceeding involving any member of the Texas Holdings Group. The Ring-Fencing Measures effectively separated the daily operational and management control of Oncor Holdings and Oncor from EFH Corp. and its other subsidiaries. By implementing the Ring-Fencing Measures, Oncor maintained its investment grade credit rating following the Merger and reaffirmed Oncor’s independence from EFH Corp.’s unregulated businesses to the PUCT.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Intermediate Holding determined the most significant activities affecting the economic performance of Oncor Holdings (and Oncor) are the operation, maintenance and growth of Oncor’s electric transmission and distribution assets and the preservation of its investment grade credit profile. The boards of directors of Oncor Holdings and Oncor have ultimate responsibility for the management of the day-to-day operations of their respective businesses, including the approval of Oncor’s capital expenditure and operating budgets and the timing and prosecution of Oncor’s rate cases. While the boards include members appointed by Intermediate Holding, a majority of the board members are independent in accordance with rules established by the New York Stock Exchange, and therefore, Intermediate Holding concluded for purposes of applying the amended accounting standards that Intermediate Holding does not have power to control the activities deemed most significant to Oncor Holdings’ (and Oncor’s) economic performance.

In assessing Intermediate Holding’s ability to exercise control over Oncor Holdings and Oncor, Intermediate Holding considered whether it could take actions to circumvent the purpose and intent of the Ring-Fencing Measures (including changing the composition of Oncor Holdings’ or Oncor’s board) in order to gain control over the day-to-day operations of either Oncor Holdings or Oncor. Intermediate Holding also considered whether (i) Intermediate Holding has the unilateral power to dissolve, liquidate or force into bankruptcy either Oncor Holdings or Oncor, (ii) Intermediate Holding could unilaterally amend the ring-fencing protections contained in underlying governing documents of Oncor Holdings or Oncor, and (iii) Intermediate Holding could control Oncor’s ability to pay distributions and thereby enhance its own cash flow. Intermediate Holding concluded that, in each case, no such opportunity exists.

Intermediate Holding accounts for its investment in Oncor Holdings under the equity method, as opposed to the cost method, because Intermediate Holding has the ability to exercise significant influence (as defined in accounting standards) over its activities.

The carrying value of Intermediate Holding’s variable interest in Oncor Holdings that it does not consolidate totaled $5.438 billion and $5.396 billion at March 31, 2010 and December 31, 2009, respectively, and is reported as investment in Oncor Holdings in the balance sheet. Intermediate Holding’s maximum exposure to loss from these interests does not exceed its carrying value.

Condensed statements of consolidated income of Oncor Holdings for the three months ended March 31, 2010 and 2009 are presented below:

	Three Months Ended March 31,
	2010	2009
Operating revenues	$703	$614
Operation and maintenance expenses	(249)	(224)
Depreciation and amortization	(166)	(126)
Taxes other than income taxes	(94)	(97)
Other income	11	10
Other deductions	(2)	(5)
Interest income	10	9
Interest expense and related charges	(86)	(86)

Income before income taxes	127	95

Income tax expense	(48)	(36)

Net income	79	59
Net income attributable to noncontrolling interests	(16)	(12)

Net income attributable to Oncor Holdings	$63	$47

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assets and liabilities of Oncor Holdings at March 31, 2010 and December 31, 2009 are presented below:

	March 31, 2010	December 31, 2009
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$23	$29
Restricted cash	55	47
Trade accounts receivable — net	254	243
Trade accounts and other receivables from affiliates	183	188
Inventories	92	92
Accumulated deferred income taxes	8	10
Other current assets	81	84

Total current assets	696	693

Restricted cash	14	14
Other investments	75	72
Property, plant and equipment — net	9,312	9,174
Goodwill	4,064	4,064
Note receivable due from TCEH	208	217
Regulatory assets — net	1,977	1,959
Other noncurrent assets	49	51

Total assets	$16,395	$16,244

LIABILITIES

Current liabilities:
Short-term borrowings	$756	$616
Long-term debt due currently	109	108
Trade accounts payable – nonaffiliates	145	129
Income taxes payable to EFH Corp.	48	5
Accrued interest	72	104
Other current liabilities	147	243

Total current liabilities	1,277	1,205

Accumulated deferred income taxes	1,392	1,369
Investment tax credits	36	37
Long-term debt, less amounts due currently	4,972	4,996
Other noncurrent liabilities and deferred credits	1,866	1,879

Total liabilities	$9,543	$9,486

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. LONG-TERM DEBT

At March 31, 2010 and December 31, 2009, long-term debt consisted of the following:

	March 31, 2010	December 31, 2009
9.75% Fixed Senior Secured Notes due October 15, 2019	$141	$141
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017 (a)	916	916
11.25/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017 (a)	1,389	1,399
9.75% EFH Corp. Fixed Senior Secured Notes due October 15, 2019 (a)	57	57
10.000% EFH Corp. Fixed Senior Secured Notes due January 15, 2020 (a)	17	—

Total long-term debt (b)	$2,520	$2,513

(a)	Represents 50% of the principal amount of these EFH Corp. securities guaranteed by Intermediate Holding (pushed-down debt) per the discussion below under “Push Down of EFH Corp. Notes.”
(b)	Intermediate Holding had no long-term debt due currently at March 31, 2010 or December 31, 2009.

Debt-Related Activity in 2010

EFH Corp. 10% Senior Secured Notes — In January 2010, EFH Corp. issued $500 million aggregate principal amount of 10.000% Senior Secured Notes due 2020 (the EFH Corp. 10% Notes). The notes will mature on January 15, 2020, and interest is payable in cash in arrears on January 15 and July 15 of each year at a fixed rate of 10.00% per annum with the first interest payment due on July 15, 2010.

The EFH Corp. 10% Notes are fully and unconditionally guaranteed on a joint and several basis by EFC Holdings and Intermediate Holding. The guarantee from Intermediate Holding is secured by the pledge of all membership interests and other investments Intermediate Holding owns or holds in Oncor Holdings or any of Oncor Holdings’ subsidiaries (the Collateral). The guarantee from EFC Holdings is not secured. The EFH Corp. 10% Notes are secured by the Collateral on a parity lien basis with the EFH Corp. 9.75% and EFIH Notes (see “EFH Corp. and Intermediate Holding Senior Secured Notes” below).

The EFH Corp. 10% Notes are a senior obligation and rank equally in right of payment with all senior indebtedness of EFH Corp. and are senior in right of payment to any future subordinated indebtedness of EFH Corp. These notes are effectively subordinated to any indebtedness of EFH Corp. secured by assets of EFH Corp. to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other liabilities of EFH Corp.’s non-guarantor subsidiaries.

The guarantees of the EFH Corp. 10% Notes are the general senior obligations of each guarantor and rank equally in right of payment with all existing and future senior indebtedness of each guarantor. The guarantee from Intermediate Holding is effectively senior to all unsecured indebtedness of Intermediate Holding to the extent of the value of the Collateral. The guarantee will be effectively subordinated to all secured indebtedness of each guarantor secured by assets other than the Collateral to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to any existing and future indebtedness and liabilities of EFH Corp.’s subsidiaries that are not guarantors.

Before January 15, 2013, EFH Corp. may redeem, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of the EFH Corp. 10% Notes from time to time at a redemption price of 110.000% of the aggregate principal amount of the notes, plus accrued and unpaid interest, if any. EFH Corp. may redeem the notes at any time prior to January 15, 2015 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and the applicable premium as defined in the indenture. EFH Corp. may also redeem the notes, in whole or in part, at any time on or after January 15, 2015, at specified redemption prices, plus accrued and unpaid interest, if any. Upon the occurrence of a change of control (as described in the indenture), EFH Corp. may be required to offer to repurchase the notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2010 Debt Exchanges and Repurchases — In a private exchange completed in March 2010, EFH Corp. issued an additional $34 million principal amount of EFH Corp. 10% Notes in exchange for $20 million principal amount of Toggle Notes and $27 million principal amount of the TCEH Merger-related debt securities. In private transactions completed in April 2010, EFH Corp. repurchased $5 million principal amount of EFH Corp. 10.875% Notes for cash of $3.64 million plus accrued interest, and also issued an additional $66 million principal amount of EFH Corp. 10% Notes in exchange for $75 million principal amount of Toggle Notes and $17 million principal amount of TCEH Merger-related debt securities. The EFH Corp. notes acquired in these March and April transactions have been cancelled, and the TCEH notes acquired are held as an investment by EFH Corp. See “Push Down of EFH Corp. Notes” immediately below.

Push Down of EFH Corp. Notes

Merger-related debt of EFH Corp. (parent) is fully and unconditionally guaranteed on a joint and several basis by EFC Holdings and Intermediate Holding. In accordance with SEC Staff Accounting Bulletin Topic 5-J, a portion of such debt and related interest expense is reflected in the financial statements of Intermediate Holding. The amount reflected on Intermediate Holding’s balance sheet represents 50% of the EFH Corp. Merger-related debt. This percentage reflects the fact that at the time of the Merger, the equity investments of EFC Holdings and Intermediate Holding in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the notes is the responsibility of EFH Corp., Intermediate Holding records the settlement of such amounts as noncash capital contributions from EFH Corp.

The Merger-related debt of EFH Corp. at March 31, 2010 guaranteed by EFC Holdings and Intermediate Holding consisted of $1.831 billion principal amount of 10.875% Senior Notes due November 2017 (EFH Corp. 10.875% Notes), $2.777 billion principal amount of Toggle Notes, $115 million principal amount of 9.75% Senior Secured Notes due October 2019 (EFH Corp. 9.75% Notes) and $34 million of EFH Corp. 10% Notes. Intermediate Holding’s balance sheet at March 31, 2010 reflects 50% of these amounts. As discussed above, in March 2010 $34 million principal amount of EFH Corp. 10% Notes were issued in exchange for $20 million of EFH Corp. Toggle Notes and $27 million principal amount of TCEH Merger-related debt securities.

The guarantee from EFC Holdings is not secured. The guarantee from Intermediate Holding with respect to the EFH Corp. 10% and 9.75% Notes is secured as described above and below, respectively. The guarantees are the general senior obligation of each guarantor and rank equally in right of payment with all existing and future senior indebtedness of each guarantor. The guarantees will be effectively subordinated to all secured indebtedness of each guarantor secured by assets other than the Collateral to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to any existing and future indebtedness and liabilities of EFH Corp.’s subsidiaries that are not guarantors.

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

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

EFH Corp. and Intermediate Holding Senior Secured Notes

The indebtedness under the EFH Corp. 9.75% Notes and Intermediate Holding’s and EFIH Finance’s 9.75% Senior Secured Notes due October 15, 2019 (the EFIH Notes) bear interest semiannually in arrears on April 15 and October 15 of each year at a fixed rate of 9.75% per annum payable in cash. The EFH Corp. 9.75% Notes and the EFH Corp. 10% Notes discussed above are collectively referred to as the EFH Corp. Senior Secured Notes.

The EFH Corp. Senior Secured Notes and EFIH Notes are fully and unconditionally guaranteed on a joint and several basis by EFC Holdings and Intermediate Holding. The guarantee from Intermediate Holding is secured by the pledge of the Collateral. The guarantee from EFC Holdings is not secured. The EFIH Notes are secured by the Collateral on a parity lien basis with the EFH Corp. Senior Secured Notes.

Before October 15, 2012, the respective issuers may redeem the EFH Corp. 9.75% Notes and EFIH Notes, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of each series of the notes from time to time at a redemption price of 109.750% of the aggregate principal amount of such series of notes, plus accrued and unpaid interest, if any. The applicable issuer may also redeem each series of the notes at any time prior to October 15, 2014 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and the applicable premium as defined in the indenture. The applicable issuer may redeem the EFH Corp. 9.75% Notes and EFIH Notes, in whole or in part, at any time on or after October 15, 2014, at specified redemption prices, plus accrued and unpaid interest, if any. Upon the occurrence of a change of control (as described in the indenture), the applicable issuer may be required to offer to repurchase each series of the notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

Fair Value of Long-Term Debt

The estimated fair value of long-term debt (including current maturities) attributable to Intermediate Holding (including 50% of the EFH Corp. Merger-related debt) totaled $1.843 billion and $1.908 billion at March 31, 2010 and December 31, 2009, respectively, and the carrying amount totaled $2.520 billion and $2.513 billion, respectively. The fair value is estimated at the lesser of either the call price or the market value as determined by quoted market prices.

4. COMMITMENTS AND CONTINGENCIES

Guarantees

See Note 3 above and Note 11 to the 2009 Form 10-K Financial Statements for discussion of Intermediate Holding’s guarantee of certain EFH Corp. debt.

Legal Proceedings

Intermediate Holding may be involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. MEMBERSHIP INTERESTS

Cash Distributions

On April 15, 2010, Intermediate Holding paid a cash distribution totaling $2 million to EFH Corp. The distribution was declared by the board of directors on April 13, 2010. Intermediate Holding paid no cash distributions to EFH Corp. in the three months ended March 31, 2010.

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

Substantially all of Intermediate Holding’s net income is derived from Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the boards determine that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings. For the period beginning October 11, 2007 and ending December 31, 2012, distributions paid by Oncor (other than distributions of the proceeds of any issuance of limited liability company units) are limited by the Limited Liability Company Agreement to an amount not to exceed Oncor’s net cumulative income determined in accordance with US GAAP, as adjusted by applicable orders of the PUCT. Such adjustments include deducting the $72 million ($46 million after tax) one-time refund to customers in September 2008 and deducting funds spent as part of the $100 million commitment for additional demand-side management or other energy efficiency initiatives of which $26 million ($17 million after tax) has been spent through March 31, 2010, neither of which impacted net income due to purchase accounting, and removing the effect of the $860 million goodwill impairment charge from fourth quarter 2008 net income available for distribution. The goodwill impairment charge and refund are described in the 2009 Form 10-K. Distributions are further limited by an agreement that Oncor’s regulatory capital structure, as determined by the PUCT, will be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. For the three months ended March 31, 2010, $8 million of net income was restricted from being used to make distributions on membership interests.

Membership Interests

The following table presents the changes to membership interests during the three months ended March 31, 2010:

	Capital Accounts	Accumulated Other Comprehensive Loss	Total Membership Interests
Balance at December 31, 2009	$3,012	$(2)	$3,010
Net income	15	—	15
Effects of debt push-down from EFH Corp. (Note 3)	(31)	—	(31)
Capital contributions (a)	10	—	10
Other	(1)	—	(1)

Balance at March 31, 2010	$3,005	$(2)	$3,003

(a)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of noncontrolling interests in Oncor.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. RELATED–PARTY TRANSACTIONS

The following represent significant related-party transactions of Intermediate Holding:

•

Short-term advances from parent totaled $4 million at March 31, 2010 and short-term advances to parent totaled $3 million at December 31, 2009. Interest expense/income amounts related to the advances were immaterial.

•

EFH Corp. files a consolidated federal income tax return and allocates income tax liabilities to Intermediate Holding substantially as if Intermediate Holding was filing its own income tax returns, except that amounts due from Oncor Holdings under a tax sharing agreement are settled directly with EFH Corp. in accordance with that agreement. Intermediate Holding’s results are included in the consolidated Texas state margin tax return filed by EFH Corp. Intermediate Holding’s amount payable to EFH Corp. related to income taxes totaled less than $1 million at both March 31, 2010 and December 31, 2009. There were no income tax payments to EFH Corp. in the three months ended March 31, 2010.

•

As a result of debt exchanges in November 2009, Intermediate Holding acquired $79 million and $18 million principal amount of TCEH and EFH Corp. debt securities, respectively, reported as investment in long term debt of affiliates. The carrying value of the investments, which totaled $69 million and $68 million as of March 31, 2010 and December 31, 2009, represents $67 million principal amount of debt issued in the debt exchange plus $2 million and $1 million of accretion of purchase discount, respectively. Intermediate Holding intends to hold the securities to maturity. Interest income recorded on these investments for the three months ended March 31, 2010 totaled $2 million. The $69 million of debt securities held as of March 31, 2010 mature as follows: $7 million in one to five years, $57 million in five to ten years and $4 million in more than ten years. The principal amount and coupon rates of the debt securities held is as follows:

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

The fair value of the debt securities as of March 31, 2010 and December 31, 2009 totaled $66 million and $74 million, respectively, and gross unrealized losses totaled $3 million at March 31, 2010 and gross unrealized gains totaled $6 million at December 31, 2009.

•

Affiliates of the Sponsor Group have, and may, sell, acquire or participate in the offerings of debt or debt securities issued by Intermediate Holding or its subsidiaries in open market transactions or through loan syndications.

See Note 5 for information regarding distributions to members and Note 3 regarding debt push down from EFH corp. and guarantees of EFH Corp. debt.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges

	Three Months Ended March 31,
	2010	2009
Interest	$72	$66
Amortization of debt issuance costs and discounts	2	3

Total interest expense and related charges	$74	$69

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2010	2009
Noncash investing and financing activities:
Capital contribution related to settlement of certain income taxes payable (a)	10	—

(a)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of noncontrolling interests in Oncor.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Intermediate Holding’s financial condition and results of operations for the three months ended March 31, 2010 and 2009 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

Intermediate Holding is a Dallas, Texas-based holding company whose wholly-owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Intermediate Holding is a direct, wholly-owned subsidiary of EFH Corp. Because Intermediate Holding is managed as an integrated business, there are no separate reportable business segments. Various “ring-fencing” measures have been taken to enhance the credit quality of Oncor Holdings and Oncor. See Notes 1 and 2 to Financial Statements for a description of the material features of these “ring-fencing” measures and for a discussion of the deconsolidation of Oncor (and its majority owner, Oncor Holdings) as the result of a change in accounting principles.

Significant Activities and Events

Oncor Technology Initiatives — Oncor continues to invest in technology initiatives that include development of a modernized grid through the replacement of existing meters with advanced digital metering equipment and development of advanced digital communication, data management, real-time monitoring and outage detection capabilities. This modernized grid is expected to produce electricity service reliability improvements and provide the potential for additional products and services from REPs that will enable businesses and consumers to better manage their electricity usage and costs. Oncor’s plans provide for the full deployment of over three million advanced meters by the end of 2012 to all residential and most non-residential retail electricity customers in Oncor’s service area. The advanced meters can be read remotely, rather than by a meter reader physically visiting the location of each meter. Advanced meters facilitate automated demand side management, which allows consumers to monitor the amount of electricity they are consuming and adjust their electricity consumption habits.

As of March 31, 2010, Oncor has installed approximately 845 thousand advanced digital meters, including approximately 185 thousand during the three months ended March 31, 2010. As the new meters are integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for Texas market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $236 million as of March 31, 2010, including $40 million in 2010.

Oncor Matters with the PUCT — See discussion of these matters, including the awarded construction of CREZ-related transmission lines, below under “Regulation and Rates.”

RESULTS OF OPERATIONS

Financial Results — Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Reference is made to the discussion of the retrospective deconsolidation of Oncor Holdings and, accordingly, Oncor in Notes 1 and 2 to Financial Statements. As a result of deconsolidation, the results of Oncor Holdings and Oncor are reflected in the statement of income as equity in earnings of unconsolidated subsidiary (net of tax).

Interest income was $2 million in 2010 compared to zero in 2009. The increase reflected accrued interest on investments in long-term debt of affiliates (see Note 6 to Financial Statements).

Interest expense and related charges increased $5 million, or 7%, to $74 million in 2010. The increase reflected the issuance of the EFIH notes in November 2009 and additional debt pushed down from EFH Corp. (see Note 3 to Financial Statements).

Income tax benefit totaled $24 million in 2010 compared to $23 million in 2009. The effective rate on pretax income was 33.3% in both 2010 and 2009.

Equity in earnings of unconsolidated subsidiary (net of tax) totaled $63 million in 2010 compared to $47 million in 2009. The increase of $16 million, or 34%, reflected a $20 million increase in Oncor’s net income, partially offset by a $4 million increase in Oncor’s minority interest holders’ equity in Oncor’s earnings. The $20 million, or 36%, increase in Oncor’s net income was driven by higher revenues that reflected higher average consumption, primarily due to colder than normal weather in 2010 and warmer than normal weather in 2009. Higher tariffs were largely offset by increased expenses.

Net income increased $14 million to $15 million in 2010 driven by increased equity in earnings of Oncor.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash provided by operating activities totaled $30 million and $18 million for the three months ended March 31, 2010 and 2009, respectively, and consisted of dividends received from Oncor Holdings.

Cash used in financing activities totaled $3 million in 2010 compared to $18 million in 2009. The activity reflected:

	Three Months Ended March 31,
	2010	2009
Advances from EFH Corp.	$4	$—
Distributions to EFH Corp.	—	(18)
Debt financing costs	(7)	—

Cash used in financing activities	$(3)	$(18)

Cash provided by investing activities was $3 million in 2010, reflecting repayment of advances to parent, as compared to zero in 2009.

Depreciation and amortization expense reported in the condensed statement of consolidated cash flows represents the amortization of debt issuance expense related to debt pushed down from EFH Corp. (see Note 3 to Financial Statements) and is reported in interest expense and related charges in the condensed statement of consolidated income.

Toggle Note Interest Election Related to Pushed Down EFH Corp. Debt — EFH Corp. has the option every six months at its discretion, ending with the payment due November 2012, to use the payment-in-kind (PIK) feature of its senior toggle notes (Toggle Notes) in lieu of making cash interest payments. EFH Corp. elected to do so beginning with the May 2009 interest payment as an efficient and cost-effective method to further enhance liquidity, in light of the weaker economy and related lower electricity demand and the continuing uncertainty in the financial markets. Once EFH Corp. makes a PIK election, the election is valid for each succeeding interest payment period until EFH Corp. revokes the election. Use of the PIK feature will be evaluated at each election period, taking into account market conditions and other relevant factors at such time.

EFH Corp. made its May 2010 interest payment and will make its November 2010 interest payment by using the PIK feature of its Toggle Notes. During such applicable interest periods, the interest rate on these notes is increased from 11.25% to 12.00%. EFH Corp. increased the aggregate principal amount of the notes by $162 million in May 2010 and will further increase the aggregate principal amount of the notes by $172 million in November 2010. These amounts are net of the effects of the April 2010 debt exchange transactions discussed in Note 3 to Financial Statements.

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

In January 2009, the PUCT awarded CREZ construction projects to Oncor. See discussion below under “Regulation and Rates – Matters with the PUCT.” As a result of the increased capital expenditures for CREZ and the debt-to-equity ratio cap, Intermediate Holding expects that Oncor may retain all or a portion of its available cash to fund such construction instead of paying distributions.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — See Note 3 to Financial Statements for discussion of the EFIH Notes and EFH Corp. debt pushed down to Intermediate Holding as a result of its guarantee of the debt. The indentures governing the EFIH Notes, EFH Corp. Senior Notes and the EFH Corp. Senior Secured Notes contain covenants that could have a material impact on the liquidity and operations of Intermediate Holding. See Note 11 to the 2009 Form 10-K Financial Statements for additional discussion of the covenants contained in these financing arrangements.

Adjusted EBITDA, as used in the restricted payments covenants contained in the indentures governing the EFIH Notes and the EFH Corp. Senior Notes and EFH Corp. Senior Secured Notes for the twelve months ended March 31, 2010 totaled $1.345 billion and $5.016 billion, respectively. See Exhibit 99(b) and 99(c) for a reconciliation of net income (loss) to Adjusted EBITDA for Intermediate Holding and EFH Corp., respectively, for the three and twelve months ended March 31, 2010 and 2009.

The following table summarizes various financial ratios of Intermediate Holding and EFH Corp. that are applicable under certain covenants in the indentures governing the EFIH Notes, the EFH Corp. Senior Notes and the EFH Corp. Senior Secured Notes as of March 31, 2010 and December 31, 2009 and the corresponding covenant threshold levels as of March 31, 2010:

	March 31, 2010	December 31, 2009	Threshold Level as of March 31, 2010
Debt Incurrence Covenants:
EFH Corp. Senior Notes:
EFH Corp. fixed charge coverage ratio	1.1 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
EFH Corp. Senior Secured Notes:
EFH Corp. fixed charge coverage ratio	1.1 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
EFIH Notes:
Intermediate Holding fixed charge coverage ratio (a)	8.2 to 1.0	53.8 to 1.0	At least 2.0 to 1.0

Restricted Payments/Limitations on Investments Covenants:
EFH Corp. Senior Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (b)	1.4 to 1.0	1.4 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (b)	1.1 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	9.1 to 1.0	9.4 to 1.0	Equal to or less than 7.0 to 1.0
EFH Corp. Senior Secured Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (b)	1.4 to 1.0	1.4 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (b)	1.1 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	9.1 to 1.0	9.4 to 1.0	Equal to or less than 7.0 to 1.0
EFIH Notes:
General restrictions (non-EFH Corp. payments):
Intermediate Holding fixed charge coverage ratio (a)(c)	4.2 to 1.0	3.9 to 1.0	At least 2.0 to 1.0
General restrictions (EFH Corp. payments):
Intermediate Holding fixed charge coverage ratio (a)(c)	8.2 to 1.0	53.8 to 1.0	At least 2.0 to 1.0
Intermediate Holding leverage ratio	4.4 to 1.0	4.4 to 1.0	Equal to or less than 6.0 to 1.0

(a)	Although Intermediate Holding currently meets the fixed charge coverage ratio threshold applicable to certain covenants contained in the indenture governing the EFIH Notes, Intermediate Holding’s ability to use such thresholds to incur debt or make restricted payments/investments is currently limited by the covenants contained in the EFH Corp. Senior Notes and the EFH Corp. Senior Secured Notes.
(b)	The EFH Corp. fixed charge coverage ratio for non-Sponsor Group payments includes the results of Oncor Holdings and its subsidiaries. The EFH Corp. fixed charge coverage ratio for Sponsor Group payments excludes the results of Oncor Holdings and its subsidiaries.
(c)	The Intermediate Holding fixed charge coverage ratio for non-EFH Corp. payments includes the results of Oncor Holdings and its subsidiaries. The Intermediate Holding fixed charge coverage ratio for EFH Corp. payments excludes the results of Oncor Holdings and its subsidiaries.

Credit Ratings — The rating agencies assign credit ratings on certain debt securities issued by EFH Corp., Intermediate Holding and Oncor. As of April 1, 2010, the credit ratings assigned for debt securities issued by EFH Corp. that are guaranteed by and pushed down to Intermediate Holding and debt securities issued by Intermediate Holding and Oncor are presented below:

	S&P	Moody’s	Fitch
EFH Corp. (Senior Secured) (a)	B+	Caa3	B+
EFH Corp. (Senior Unsecured) (b)	B-	Caa3	B
Intermediate Holding (Senior Secured)	B+	Caa3	B+
Oncor (Senior Secured) (c)	BBB+	Baa1	BBB
Oncor (Senior Unsecured) (c)	BBB+	Baa1	BBB-

(a)	EFH Corp. 9.75% Notes and EFH Corp. 10% Notes.
(b)	EFH Corp. 10.875% Notes and Toggle Notes.
(c)	All of Oncor’s long-term debt is secured by a first priority lien and is considered senior secured debt.

In April 2010, Fitch downgraded the issuer default ratings of EFH Corp. and Intermediate Holding to B- from B and maintained a “negative” outlook. Ratings for Oncor were unaffected by this action. S&P’s and Moody’s ratings outlook for EFH Corp. and Intermediate Holding remains “negative.” All three agencies’ ratings outlook for Oncor remains “stable.”

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

The indenture governing the EFIH Notes contains a cross acceleration provision whereby a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of Intermediate Holding or any of its restricted subsidiaries in an aggregate amount equal to or greater than $250 million may cause the acceleration of the EFIH Notes.

The indentures governing the EFH Corp. Senior Notes and Senior Secured Notes contain a cross acceleration provision whereby a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of EFH Corp. or any of its restricted subsidiaries in an aggregate amount equal to or greater than $250 million may cause the acceleration of the EFH Corp. Senior Notes and Senior Secured Notes.

A default by Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross default under its credit facility. Under this facility such a default may cause the maturity of outstanding balances ($756 million at March 31, 2010) under such facility to be accelerated.

Guarantees — See Note 4 to Financial Statements for details of guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

See Notes 2 and 4 to Financial Statements regarding guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 4 to Financial Statements for details of commitments and contingencies, including guarantees.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Oncor Matters with the PUCT

Stipulation Approved by the PUCT — In April 2008, the PUCT entered an order, which became final in June 2008, approving the terms of a stipulation relating to the filing in 2007 by Oncor and Texas Holdings of a Merger-related Joint Report and Application with the PUCT pursuant to Section 14.101(b) of PURA and PUCT Substantive Rule 25.75. The stipulation required the filing of a rate case by Oncor no later than July 1, 2008 based on a test year ended December 31, 2007. In July 2008, Nucor Steel filed an appeal of the PUCT’s order in the 200th District Court of Travis County, Texas. The parties to the appeal have agreed to a schedule that would result in a hearing in June 2010. Oncor was named a defendant and intends to vigorously defend the appeal. Oncor filed the rate case with the PUCT in June 2008, and the PUCT issued a final order with respect to the rate review in August 2009 as discussed in the 2009 Form 10-K.

Transmission Rates (PUCT Docket No. 37882) — In order to recover increases in its transmission costs, including incremental fees paid to other transmission service providers due to an increase in their rates, Oncor is allowed to request an update twice a year to the transmission cost recovery factor (TCRF) component of its retail delivery rate charged to REPs. In January 2010, an application was filed to increase the TCRF, which was administratively approved in February 2010 and became effective March 1, 2010. This application is expected to increase annualized revenues by $13 million.

Proposed PUCT Rulemaking — The PUCT has published proposed rule changes in two proceedings that would impact transmission rates. The first proceeding (PUCT Project No. 37909) proposes changes to the TCRF rule to allow for more complete cost recovery of wholesale transmission charges incurred by distribution service providers. Currently, increased wholesale transmission charges are recoverable by distribution service providers, effective with the March 1 and September 1 TCRF updates, but distribution service providers cannot recover increased charges incurred prior to such updates. If the rule is approved as proposed, TCRF filings would still be effective March 1 and September 1, but distribution service providers would be allowed to include wholesale transmission charges based on the effective date of the wholesale transmission rate changes. The second proceeding (PUCT Project No. 37519) proposes changes to the wholesale transmission rules to allow transmission service providers to update their wholesale transmission rates twice in a calendar year, as compared to once per year under the current rules, providing more timely recovery of incremental capital investment. Other changes included in this proposal would (i) require each transmission service provider to file a rate case no later than after its sixth interim rate update, (ii) require the PUCT to consider the effects of reduced regulatory lag when setting rates in the next full rate case and (iii) provide for administrative approval of uncontested interim wholesale transmission rate applications. After consideration of comments filed by interested parties, the PUCT will consider proposals for adoption in these two rulemaking proceedings. Intermediate Holding cannot predict when the PUCT would consider any such proposals for adoption.

Application for 2011 Energy Efficiency Cost Recovery Factor (PUCT Docket No. 38217) — On April 30, 2010, Oncor filed an application with the PUCT to request approval of an energy efficiency cost recovery factor (EECRF) for 2011. PUCT rules require Oncor to make an annual EECRF filing by May 1 for implementation at the beginning of the next calendar year. The requested 2011 EECRF is $51 million, as compared to $54 million established for 2010, and would result in a $0.91 per month charge for residential customers, as compared to the 2010 residential charge of $0.89 per month. As allowed by the rule, the 2011 EECRF is designed to recover $45 million of Oncor’s costs for the 2011 programs, to be reduced by $5 million for the over-recovery of 2009 program costs, plus a performance bonus to Oncor of $11 million based on 2009 results.

Competitive Renewable Energy Zones (CREZs) — In January 2009, the PUCT awarded approximately $1.3 billion of CREZ construction projects to Oncor (PUCT Docket Nos. 35665 and 37902). The projects involve the construction of transmission lines to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state. A written order reflecting the PUCT’s decision was entered in March 2009, and an order on rehearing was issued by the PUCT in May 2009. The cost estimates for the CREZ construction projects are based upon cost analyses prepared by ERCOT in April 2008. Based on the selection of final routes for the three default and nine priority projects and identification of additional costs not included in the original ERCOT estimate (e.g., wind interconnection facilities and required modification to existing facilities), Oncor estimates that the cost of these projects will exceed ERCOT estimates by approximately $220 million. Final routes for five subsequent projects have not yet been selected by the PUCT. As of March 31, 2010, Oncor’s cumulative CREZ-related capital expenditures totaled approximately $159 million, including approximately $45 million during the three months ended March 31, 2010. It is expected that the necessary permitting actions and other requirements and all construction activities for Oncor’s CREZ construction projects will be completed by the end of 2013.

In October 2009, the PUCT initiated a proceeding to determine whether there is sufficient financial commitment from generators of renewable energy to grant Certificates of Convenience and Necessity (CCNs) for transmission facilities located in two areas in the panhandle of Texas designated as CREZs. If the PUCT determines that there is not sufficient financial commitment from the generators for either CREZ, the PUCT may take action, including delaying the filing of CREZ CCN applications until such time as the PUCT finds sufficient financial commitment for that CREZ in accordance with the financial commitment provisions of the PUCT’s rules. Three of the CREZ transmission projects awarded to Oncor are located in the two CREZs that are the subject of the proceeding. The estimated cost of these three transmission projects is approximately $380 million. The PUCT held a hearing in this proceeding in January 2010. The PUCT is expected to issue an order concluding this proceeding in the second quarter of 2010.

In July 2009, the City of Garland, Texas filed an Original Petition and Application for Stay and Injunction in the 200th District Court of Travis County, Texas seeking judicial review and a stay of the PUCT’s March 2009 written order selecting transmission service providers (including Oncor) to build CREZ transmission facilities. In January 2010, the district court issued an order reversing the PUCT’s order and remanding it to the PUCT for action consistent with the court’s opinion. The district court order did not contain a stay or injunction and severed the City of Garland’s requests for declaratory and injunctive relief. In February 2010, the PUCT issued orders that severed certain of the CREZ transmission projects awarded to Oncor and others from its consideration of the remand of the written order (PUCT Docket No. 37928) and suspended the schedule sequencing CREZ projects subsequent to CREZ priority projects (PUCT Docket No. 36802). On April 5, 2010, the PUCT issued an order in Docket No. 36802 establishing the sequencing for CREZ projects subsequent to priority projects, which did not affect Oncor other than resulting in the schedule for Oncor to file CCN applications for its five CREZ subsequent projects between May and September 2010 as compared to the original March to May 2010 timeframe. That order excludes two CREZ subsequent projects that had been originally awarded to Lower Colorado River Authority, and the PUCT has opened Docket No. 38045 to award these two projects.

Sunset Review — PURA and the PUCT will be subject to “Sunset” review by the Texas Legislature in the 2011 legislative session. Sunset review includes, generally, a comprehensive review of the need for and effectiveness of an administrative agency (the PUCT), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (PURA). A Sunset staff report was issued in April 2010, and a Sunset public meeting is scheduled for May 2010. The April 2010 Sunset staff report offers various suggestions for consideration by the Sunset Commission, including statutory revisions that would give the PUCT additional enforcement power. Intermediate Holding cannot predict the outcome of the sunset review process.

Summary

Intermediate Holding cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter its basic financial position, results of operations or cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that Intermediate Holding may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. Intermediate Holding may transact in financial instruments to hedge interest rate risk related to its indebtedness, but there are currently no such hedges in place. All of the long-term debt at March 31, 2010 and December 31, 2009 carried fixed interest rates.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in the 2009 Form 10-K and is therefore not presented herein.

Credit Risk

Intermediate Holding is exposed to affiliate credit risk associated with the $79 million principal amount of TCEH debt securities and $18 million principal amount of EFH Corp. debt securities it acquired in November 2009 and holds as investments (see Note 6 to Financial Statements). The credit rating of each of these securities is below investment grade. The carrying value of these securities was $69 million, including $2 million of accretion of purchase discount, at March 31, 2010.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by Intermediate Holding contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that Intermediate Holding expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of Intermediate Holding’s business and operations (often, but not always, through the use of words or phrases such as “intends,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although Intermediate Holding believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, “Risk Factors” in the 2009 Form 10-K and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

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

•

significant changes in the relationship of Intermediate Holding and/or its subsidiaries with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

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

Any forward-looking statement speaks only as of the date on which it is made, and, except as may be required by law, Intermediate Holding undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible to predict all of them; nor can Intermediate Holding assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this report. Based on the evaluation performed, management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this report, no changes in internal controls over financial reporting have occurred that have materially affected, or are reasonably likely to materially affect, Intermediate Holding’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Reference is made to the discussion in Note 4 to Financial Statements regarding legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2009 Form 10-K except for information disclosed elsewhere in this Form 10-Q that provides factual updates to risk factors contained in the 2009 Form 10-K.

ITEM 6.	EXHIBITS

(a) Exhibits provided as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

Energy Future Holding Corp.

4(a)	1-12833 Form 8-K (filed January 19, 2010)	4.1	—	Indenture, dated as of January 12, 2010, among Energy Future Holdings Corp., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020 (including form of Senior Secured Notes due 2020)

4(b)	333-165860 Form S-3 (filed April 1, 2010)	4(j)	—	First Supplemental Indenture, dated as of March 16, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(c)	1-12833 Form 8-K (filed January 19, 2010)	4.2	—	Registration Rights Agreement, dated January 12, 2010, among Energy Future Holdings Corp., the Guarantors named therein and the initial purchasers named therein, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(d)	333-165860 Form S-3 (filed April 1, 2010)	4(l)	—	Registration Rights Letter Agreement, dated March 16, 2010, among Energy Future Holdings Corp., the Guarantors named therein and the initial purchasers named therein, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of John F. Young, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of John F. Young, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits	Previously Filed With File Number*	As Exhibit

(99)	Additional Exhibits

99(a)			—	Condensed Statements of Consolidated Income – Twelve Months Ended March 31, 2010.

99(b)			—	Energy Future Intermediate Holdings Company LLC Consolidated Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2010 and 2009.

99(b)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2010 and 2009.

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

	By:	/s/ STAN SZLAUDERBACH
Stan Szlauderbach
Senior Vice President and Controller (Principal Accounting Officer)

Date: May 3, 2010