Form 10-Q
period 2010-06-30
Energy Future Intermediate Holding CO LLC
filed 2010-08-02
CIK 1445146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of July 30, 2010, the outstanding membership interest in Energy Future Intermediate Holding Company LLC was directly held by Energy Future Holdings Corp.

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

This Form 10-Q and other Securities and Exchange Commission filings of Intermediate Holding and its subsidiaries occasionally make references to EFH Corp., Intermediate Holding, Oncor Holdings or Oncor when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with, or otherwise reflected in their respective parent companies’ financial statements for financial reporting purposes. However, these references should not be interpreted to imply that the relevant parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or vice versa.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2009 Form 10-K	Intermediate Holding’s Annual Report on Form 10-K for the year ended December 31, 2009 as recast in a Current Report on Form 8-K filed on May 28, 2010 to reflect the adoption of amended consolidation standards related to VIEs

Adjusted EBITDA	Adjusted EBITDA means EBITDA adjusted to exclude non-cash items, unusual items and other adjustments allowable under the EFIH 9.75% Notes and certain debt arrangements of EFH Corp. (as applicable). See definition of EBITDA below. Adjusted EBITDA and EBITDA are not recognized terms under GAAP and, thus, are non-GAAP financial measures. Intermediate Holding is providing its and EFH Corp.’s Adjusted EBITDA in this Form 10-Q (see reconciliation in Exhibits 99(b) and 99(c)) solely because of the important role that Adjusted EBITDA plays in respect of certain covenants contained in the indenture for the EFIH 9.75% Notes and EFH Corp. debt pushed down to Intermediate Holding as discussed in Note 3 to Financial Statements. Intermediate Holding does not intend for Adjusted EBITDA (or EBITDA) to be an alternative to net income as a measure of operating performance or an alternative to cash flows from operating activities as a measure of liquidity or an alternative to any other measure of financial performance presented in accordance with GAAP. Additionally, Intermediate Holding does not intend for Adjusted EBITDA (or EBITDA) to be used as a measure of free cash flow available for management’s discretionary use, as the measure excludes certain cash requirements such as interest payments, tax payments and other debt service requirements. Because not all companies use identical calculations, Intermediate Holding’s presentation of Adjusted EBITDA (and EBITDA) may not be comparable to similarly titled measures of other companies.

CREZ	Competitive Renewable Energy Zone

EBITDA	Refers to earnings (net income) before interest expense, income taxes, depreciation and amortization. See the definition of Adjusted EBITDA above.

EFC Holdings	Refers to Energy Future Competitive Holdings Company, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.

EFH Corp. Senior Notes	Refers collectively to EFH Corp.’s 10.875% Senior Notes due November 1, 2017 (EFH Corp. 10.875% Notes) and EFH Corp.’s 11.25%/12.00% Senior Toggle Notes due November 1, 2017 (EFH Corp. Toggle Notes).

EFH Corp. Senior Secured Notes	Refers collectively to EFH Corp.’s 9.75% Senior Secured Notes due October 15, 2019 (EFH Corp. 9.75% Notes) and EFH Corp.’s 10.000% Senior Secured Notes due January 15, 2020 (EFH Corp. 10% Notes).

EFIH Finance	Refers to EFIH Finance Inc., a direct, wholly-owned subsidiary of Intermediate Holding, formed for the sole purpose of serving as co-issuer with Intermediate Holding of certain debt securities.

EFIH 9.75% Notes	Refers to Intermediate Holding’s and EFIH Finance’s 9.75% Senior Secured Notes due October 15, 2019.

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of the various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GAAP	generally accepted accounting principles

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings, and/or its subsidiaries depending on context.

Investment LLC	Refers to Oncor Management Investment LLC, a limited liability company and minority membership interest owner (approximately 0.22%) of Oncor, whose managing member is Oncor and whose Class B Interests are owned by officers, directors and key employees of Oncor.

Limited Liability Company Agreement	The Second Amended and Restated Limited Liability Company Agreement of Oncor, dated as of November 5, 2008, by and among Oncor Holdings, Texas Transmission and Investment LLC, as amended.

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Merger	The transaction referred to in “Merger Agreement” (defined immediately below) that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

NERC	North American Electric Reliability Corporation

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of Intermediate Holding and the direct majority owner of Oncor, and/or its subsidiaries, depending on context.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

Purchase accounting	The purchase method of accounting for a business combination as prescribed by US GAAP, whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs, are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

Sponsor Group	Refers collectively to the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR), TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFC Holdings and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas Transmission	Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor. Texas Transmission is not affiliated with EFH Corp., any of EFH Corp.’s subsidiaries or any member of the Sponsor Group.

TRE	Refers to Texas Regional Entity, an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with NERC standards and ERCOT protocols.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

VIE	variable interest entity

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(millions of dollars)
Interest income	$3	$—	$4	$—
Interest expense and related charges (Note 7)	(76)	(69)	(150)	(137)

Loss before income taxes and equity in earnings of unconsolidated subsidiary	(73)	(69)	(146)	(137)
Income tax benefit	25	23	49	46
Equity in earnings of unconsolidated subsidiary (net of tax) (Note 2)	59	66	122	112

Net income	$11	$20	$25	$21

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(millions of dollars)

Cash flows — operating activities:
Net income	$25	$21
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of unconsolidated subsidiary	(122)	(112)
Distributions of earnings from unconsolidated subsidiary	87	58
Amortization of debt issuance costs	5	5
Deferred income taxes – net	(10)	—
Noncash interest expense related to pushed down debt of parent (Note 3)	136	131
Changes in operating assets and liabilities:
Net changes in debt-related assets and liabilities	(36)	(45)

Cash provided by operating activities	85	58

Cash flows — financing activities:
Advances from EFH Corp.	4	—
Distributions to EFH Corp.	(2)	(58)
Debt exchange and issuance costs	(7)	—

Cash used in financing activities	(5)	(58)

Cash flows — investing activities:
Advances to EFH Corp.	3	—

Cash provided by investing activities	3	—

Net change in cash and cash equivalents	83	—

Cash and cash equivalents — beginning balance	—	—

Cash and cash equivalents — ending balance	$83	$—

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
	(millions of dollars)
ASSETS

Current assets:
Cash and cash equivalents	$83	$—
Trade accounts and other receivable from affiliates — net	2	2
Advances to parent (Note 6)	—	3

Total current assets	85	5

Investment in Oncor Holdings (Note 2)	5,450	5,396
Investment in long-term debt of affiliates (Note 6)	69	68
Accumulated deferred income taxes	65	55
Other noncurrent assets	48	53

Total assets	$5,717	$5,577

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Trade accounts and other payables to affiliates	$—	$6
Income taxes payable to EFH Corp. (Note 6)	—	1
Advances from parent (Note 6)	4	—
Accrued interest	51	47

Total current liabilities	55	54

Long-term debt (Note 3)	2,575	2,513

Total liabilities	2,630	2,567

Commitments and Contingencies (Note 4)

Membership interests (Note 5)	3,087	3,010

Total liabilities and membership interests	$5,717	$5,577

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Description of Business

Intermediate Holding is a Dallas, Texas-based holding company whose wholly-owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Intermediate Holding is a direct, wholly-owned subsidiary of EFH Corp. Because Intermediate Holding is managed as an integrated business, there are no separate reportable business segments. See Note 2 regarding the deconsolidation of Oncor (and its majority owner, Oncor Holdings) as a result of amended consolidation accounting standards related to variable interest entities (VIEs) effective January 1, 2010.

References in this report to Intermediate Holding are to Intermediate Holding and/or its direct and indirect subsidiaries as apparent in the context. See “Glossary” for definition of terms and abbreviations.

Various “ring-fencing” measures have been taken to enhance the credit quality of Oncor Holdings and Oncor. These measures serve to mitigate Oncor’s and Oncor Holdings’ credit exposure to the Texas Holdings Group, which includes Intermediate Holding, and to reduce the risk that the assets and liabilities of Oncor or Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities. Such measures include, among other things: Oncor’s sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; the board of directors of Oncor Holdings and Oncor being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. Oncor and Oncor Holdings do not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa. Accordingly, Oncor Holdings’ operations are conducted, and its cash flows managed, independently from the Texas Holdings Group.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in the 2009 Form 10-K with the exception of the retrospective adoption of amended guidance regarding consolidation accounting standards related to VIEs that resulted in the deconsolidation of Oncor Holdings and the accounting for the investment in Oncor Holdings under the equity method (see Note 2). All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2009 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

Changes in Accounting Standards

In June 2009, the FASB issued new guidance that requires reconsideration of consolidation conclusions for all VIEs and other entities with which Intermediate Holding is involved. Intermediate Holding adopted this new guidance as of January 1, 2010. See Note 2 for discussion of Intermediate Holding’s evaluation of VIEs and the resulting deconsolidation of Oncor Holdings and its subsidiaries that resulted in the accounting for Intermediate Holding’s investment in Oncor Holdings and its subsidiaries under the equity method.

2. INVESTMENT IN ONCOR HOLDINGS

Intermediate Holding adopted amended accounting standards on January 1, 2010 that require consolidation of a VIE if it has the power to direct the significant activities of the VIE and the right or obligation to absorb profit and loss from the VIE. A VIE is an entity with which Intermediate Holding has a relationship or arrangement that indicates some level of control over the entity or results in economic risks to Intermediate Holding. As discussed below, Intermediate Holding’s balance sheet reflects the deconsolidation of Oncor Holdings, which holds an approximate 80% interest in Oncor (an SEC registrant) and the reporting of Intermediate Holding’s investment in Oncor Holdings under the equity method on a retrospective basis.

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

In reaching the conclusion to deconsolidate, Intermediate Holding conducted an extensive analysis of Oncor Holdings’ underlying governing documents and management structure. Oncor Holdings’ unique governance structure was adopted in conjunction with the Merger, when the Sponsor Group, EFH Corp. and Oncor agreed to implement structural and operational measures to “ring-fence” (the Ring-Fencing Measures) Oncor Holdings and Oncor as discussed in Note 1. The Ring-Fencing Measures were designed to prevent, among other things, (i) increased borrowing costs at Oncor due to the attribution to Oncor of debt from any of EFH Corp.’s other subsidiaries, (ii) the activities of EFH Corp.’s unregulated operations following the Merger resulting in the deterioration of Oncor’s business, financial condition and/or investment in infrastructure, and (iii) Oncor becoming substantively consolidated into a bankruptcy proceeding involving any member of the Texas Holdings Group. The Ring-Fencing Measures effectively separated the daily operational and management control of Oncor Holdings and Oncor from EFH Corp. and its other subsidiaries. By implementing the Ring-Fencing Measures, Oncor maintained its investment grade credit rating following the Merger and reaffirmed Oncor’s independence from EFH Corp.’s unregulated businesses to the PUCT.

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

In assessing Intermediate Holding’s ability to exercise control over Oncor Holdings and Oncor, Intermediate Holding considered whether it could take actions to circumvent the purpose and intent of the Ring-Fencing Measures (including changing the composition of Oncor Holdings’ or Oncor’s board) in order to gain control over the day-to-day operations of either Oncor Holdings or Oncor. Intermediate Holding also considered whether (i) Intermediate Holding has the unilateral power to dissolve, liquidate or force into bankruptcy either Oncor Holdings or Oncor, (ii) Intermediate Holding could unilaterally amend the Ring-Fencing Measures contained in underlying governing documents of Oncor Holdings or Oncor, and (iii) Intermediate Holding could control Oncor’s ability to pay distributions and thereby enhance its own cash flow. Intermediate Holding concluded that, in each case, no such opportunity exists.

Intermediate Holding accounts for its investment in Oncor Holdings under the equity method, as opposed to the cost method, because Intermediate Holding has the ability to exercise significant influence (as defined by US GAAP) over its activities.

The carrying value of Intermediate Holding’s variable interest in Oncor Holdings that it does not consolidate totaled $5.450 billion and $5.396 billion at June 30, 2010 and December 31, 2009, respectively, and is reported as investment in Oncor Holdings in the balance sheet. Intermediate Holding’s maximum exposure to loss from these interests does not exceed its carrying value.

Condensed statements of consolidated income of Oncor Holdings for the three and six months ended June 30, 2010 and 2009 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating revenues	$702	$653	$1,405	$1,266
Operation and maintenance expenses	(252)	(230)	(501)	(456)
Depreciation and amortization	(164)	(132)	(331)	(258)
Taxes other than income taxes	(93)	(90)	(187)	(187)
Other income	9	10	19	20
Other deductions	(2)	(4)	(3)	(8)
Interest income	9	10	19	19
Interest expense and related charges	(86)	(87)	(170)	(171)

Income before income taxes	123	130	251	225

Income taxes	(49)	(48)	(98)	(85)

Net income	74	82	153	140
Net income attributable to noncontrolling interests	(15)	(16)	(31)	(28)

Net income attributable to Oncor Holdings	$59	$66	$122	$112

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assets and liabilities of Oncor Holdings at June 30, 2010 and December 31, 2009 are presented below:

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$14	$29
Restricted cash	47	47
Trade accounts receivable from nonaffiliates — net	282	243
Trade accounts and other receivables from affiliates	215	188
Income taxes receivable from EFH Corp.	3	—
Materials and supplies inventories — at average cost	95	92
Accumulated deferred income taxes	6	10
Prepayments	82	76
Other current assets	4	8

Total current assets	748	693

Restricted cash	16	14
Investments and other property	75	72
Property, plant and equipment — net	9,459	9,174
Goodwill	4,064	4,064
Note receivable due from TCEH	199	217
Regulatory assets — net	1,707	1,959
Other noncurrent assets	207	51

Total assets	$16,475	$16,244

LIABILITIES

Current liabilities:
Short-term borrowings	$948	$616
Long-term debt due currently	110	108
Trade accounts payable	147	129
Income taxes payable to EFH Corp.	—	5
Accrued taxes other than income	80	137
Accrued interest	102	104
Other current liabilities	92	106

Total current liabilities	1,479	1,205

Accumulated deferred income taxes	1,374	1,369
Investment tax credits	35	37
Long-term debt, less amounts due currently	4,942	4,996
Other noncurrent liabilities and deferred credits	1,788	1,879

Total liabilities	$9,618	$9,486

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. LONG-TERM DEBT

At June 30, 2010 and December 31, 2009, long-term debt consisted of the following:

	June 30, 2010	December 31, 2009
9.75% Fixed Senior Secured Notes due October 15, 2019	$141	$141
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017 (a)	906	916
11.25/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017 (a)	1,379	1,399
9.75% EFH Corp. Fixed Senior Secured Notes due October 15, 2019 (a)	57	57
10.000% EFH Corp. Fixed Senior Secured Notes due January 15, 2020 (a)	92	—

Total long-term debt (b)	$2,575	$2,513

(a)	Represents 50% of the principal amount of these EFH Corp. securities guaranteed by Intermediate Holding (pushed-down debt) per the discussion below under “Push Down of EFH Corp. Notes.”
(b)	Intermediate Holding had no long-term debt due currently at June 30, 2010 or December 31, 2009.

Debt-Related Activity in 2010

EFH Corp. 10% Senior Secured Notes — In January 2010, EFH Corp. issued $500 million aggregate principal amount of 10.000% Senior Secured Notes due 2020 (the EFH Corp. 10% Notes). In various exchange transactions in March through July 2010, EFH Corp. issued an additional $561 million of EFH Corp. 10% Notes (see “2010 Debt Exchanges and Repurchases” below). The notes will mature on January 15, 2020, and interest is payable in cash in arrears on January 15 and July 15 of each year, beginning July 15, 2010, at a fixed rate of 10.00% per annum.

The EFH Corp. 10% Notes are fully and unconditionally guaranteed on a joint and several basis by EFC Holdings and Intermediate Holding. The guarantee from Intermediate Holding is secured by the pledge of all membership interests and other investments Intermediate Holding owns or holds in Oncor Holdings or any of Oncor Holdings’ subsidiaries (the Collateral). The guarantee from EFC Holdings is not secured. The EFH Corp. 10% Notes are secured by the Collateral on an equal and ratable basis with the EFH Corp. 9.75% and EFIH 9.75% Notes (see “EFH Corp. and Intermediate Holding Senior Secured Notes” below).

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

The guarantees of the EFH Corp. 10% Notes are the general senior obligations of each guarantor and rank equally in right of payment with all existing and future senior indebtedness of each guarantor. The guarantee from Intermediate Holding is effectively senior to all unsecured indebtedness of Intermediate Holding to the extent of the value of the Collateral. The guarantees are effectively subordinated to all secured indebtedness of each guarantor secured by assets other than the Collateral to the extent of the value of the assets securing such indebtedness and are structurally subordinated to any existing and future indebtedness and liabilities of EFH Corp.’s subsidiaries that are not guarantors.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Until January 15, 2013, EFH Corp. may redeem, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of the EFH Corp. 10% Notes from time to time at a redemption price of 110.000% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest, if any. EFH Corp. may redeem the notes at any time prior to January 15, 2015 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and the applicable premium as defined in the indenture. EFH Corp. may also redeem the notes, in whole or in part, at any time on or after January 15, 2015, at specified redemption prices, plus accrued and unpaid interest, if any. Upon the occurrence of a change of control (as described in the indenture), EFH Corp. must offer to repurchase the notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

2010 Debt Exchanges and Repurchases — Debt exchanges and repurchases completed by EFH Corp. year-to-date July 2010 resulted in acquisitions of $1.108 billion aggregate principal amount of outstanding EFH Corp. and TCEH debt in exchange for $561 million aggregate principal amount of EFH Corp. 10% Notes due 2020 and $235 million in cash. Of the $1.108 billion debt acquired, $298 million had been pushed down to Intermediate Holding (at 50%), and all of the $561 million debt issued is subject to push down (at 50%). These transactions are described immediately below.

In a private exchange completed in March 2010, EFH Corp. issued an additional $34 million principal amount of EFH Corp. 10% Notes in exchange for $20 million principal amount of EFH Corp. Toggle Notes and $27 million principal amount of the TCEH Merger-related debt securities.

In private transactions completed in April through June 2010, EFH Corp. repurchased $96 million principal amount of EFH Corp. Toggle Notes, $19 million principal amount of EFH Corp. 10.875% Notes and $196 million principal amount of TCEH Merger-related debt for $211 million cash plus accrued interest, and also issued an additional $72 million principal amount of EFH Corp. 10% Notes in exchange for $85 million principal amount of EFH Corp. Toggle Notes and $17 million principal amount of TCEH Merger-related debt securities.

In private transactions completed in July 2010, EFH Corp. repurchased $28 million principal amount of EFH Corp. Toggle Notes and $8 million principal amount of TCEH Merger-related debt for $24 million in cash plus accrued interest, and also issued an additional $455 million principal amount of EFH Corp. 10% Notes in exchange for $549 million principal amount of EFH Corp. 5.55% Series P Senior Notes (not pushed down to Intermediate Holding), $25 million principal amount of EFH Corp. Toggle Notes, $25 million principal amount of EFH Corp. 10.875% Notes and $13 million principal amount of TCEH Merger-related debt.

The EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes acquired in the transactions described above were cancelled by EFH Corp. See “Push Down of EFH Corp. Notes” below.

July 2010 Debt Exchange Offer — In July 2010, Intermediate Holding and EFIH Finance, a wholly-owned subsidiary of Intermediate Holding, (collectively, the Offerors) commenced offers to exchange the outstanding EFH Corp. Toggle Notes and EFH Corp. 10.875% Notes (collectively, the Exchange Notes) for up to $2.18 billion aggregate principal amount of new 10.000% senior secured notes due 2020 (new senior secured notes) to be issued by the Offerors and an aggregate of up to $500 million in cash, subject to certain conditions. The purpose of the exchange offers is to reduce the outstanding principal amount and extend the weighted average maturity of the long-term debt of EFH Corp. and its subsidiaries.

Concurrent with the exchange offers, EFH Corp. solicited consents from holders of the Exchange Notes to certain proposed amendments to the indenture that governs the Exchange Notes. The proposed amendments would eliminate substantially all of the restrictive covenants in the indenture, eliminate certain events of default, modify the covenant regarding mergers and consolidations, and modify or eliminate certain other provisions.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

EFH Corp. has been advised by the exchange agent for the exchange offers that, as of 5:00 p.m., New York City time, on July 29, 2010, consents were delivered with respect to $4.47 billion million aggregate principal amount of outstanding Exchange Notes, representing approximately 99.5% of the outstanding Exchange Notes. As a result, EFH Corp. received the requisite consents to adopt, and executed a supplemental indenture to effectuate, the proposed amendments. This supplemental indenture to the indenture related to the Exchange Notes will not become operative until the exchange offers are complete.

The consummation of the exchange offers is conditioned, among other things, on at least a majority of the outstanding aggregate principal amount of Exchange Notes being validly tendered (and not validly withdrawn) at or prior to midnight, New York City time, on August 12, 2010. Subject to applicable law, the Offerors have the right to amend any of the exchange offers or the consent solicitation at any time and for any reason and to terminate or withdraw any of the exchange offers and consent solicitation if any of the applicable conditions are not satisfied.

The Offerors filed a registration statement on Form S-4 (Registration Statement) relating to the exchange offers and the consent solicitation with the SEC in July 2010. The Registration Statement has not yet become effective, and the new senior secured notes may not be issued, nor may the exchange offers be completed, until such time as the Registration Statement has been declared effective by the SEC and is not subject to a stop order or any proceedings for that purpose. There is no assurance that the exchange offers will be completed or that they will be completed on the contemplated terms and conditions.

Push Down of EFH Corp. Notes

Merger-related debt of EFH Corp. and its subsidiaries consists of debt issued or existing at the time of the Merger. Debt issued in exchange for Merger-related debt is considered Merger-related. Merger-related debt that is fully and unconditionally guaranteed on a joint and several basis by EFC Holdings and Intermediate Holding is subject to push down in accordance with SEC Staff Accounting Bulletin Topic 5-J, and as a result, a portion of such debt and related interest expense is reflected in the financial statements of Intermediate Holding. The amount reflected on Intermediate Holding’s balance sheet represents 50% of the EFH Corp. Merger-related debt it has guaranteed. This percentage reflects the fact that at the time of the Merger, the equity investments of EFC Holdings and Intermediate Holding in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the notes is the responsibility of EFH Corp., Intermediate Holding records the settlement of such amounts as noncash capital contributions from EFH Corp.

The Merger-related debt of EFH Corp. at June 30, 2010 guaranteed by EFC Holdings and Intermediate Holding consisted of $1.812 billion principal amount of 10.875% Senior Notes due November 2017 (EFH Corp. 10.875% Notes), $2.758 billion principal amount of EFH Corp. Toggle Notes, $115 million principal amount of 9.75% Senior Secured Notes due October 2019 (EFH Corp. 9.75% Notes) and $184 million principal amount of EFH Corp. 10% Notes. Intermediate Holding’s balance sheet at June 30, 2010 reflects 50% of these amounts. The $184 million principal amount of EFH Corp. 10% Notes subject to push down reflects the principal amount ($106 million) of such notes issued in exchange for EFH Corp. and TCEH Merger-related debt plus a portion of the principal amount ($78 million) of EFH Corp. 10% Notes issued in January 2010, with such portion representing cash proceeds from the issuance subsequently used to repurchase EFH Corp. Merger-related debt.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The guarantee from EFC Holdings on the Merger-related debt is not secured, and the guarantee from Intermediate Holding on the EFH Corp. Senior Notes is not secured. The guarantee from Intermediate Holding with respect to the EFH Corp. 10% and 9.75% Notes is secured as described above and below, respectively. The guarantees are the general senior obligation of each guarantor and rank equally in right of payment with all existing and future senior indebtedness of each guarantor. The guarantees will be effectively subordinated to all secured indebtedness of each guarantor secured by assets other than the Collateral to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to any existing and future indebtedness and liabilities of EFH Corp.’s subsidiaries that are not guarantors.

Borrowings under the EFH Corp. 10.875% Notes bear interest that is payable semiannually in arrears on May 1 and November 1 of each year at a fixed rate of 10.875% per annum. Borrowings under the EFH Corp. 9.75% Notes bear interest that is payable semiannually in arrears on April 15 and October 15 of each year at a fixed rate of 9.75% per annum. Borrowings under the EFH Corp. Toggle Notes bear interest that is payable semiannually in arrears on May 1 and November 1 of each year at a fixed rate of 11.250% per annum for cash interest and at a fixed rate of 12.000% per annum for PIK interest. For any interest period until November 2012, EFH Corp. may elect to pay interest on the EFH Corp. Toggle Notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new EFH Corp. Toggle Notes; or (iii) 50% in cash and 50% in PIK interest. Once EFH Corp. makes a PIK election, the election is valid for each succeeding interest payment period until EFH Corp. revokes the election.

Until November 1, 2010, EFH Corp. may redeem, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of its 10.875% and Toggle Notes from time to time at a redemption price of 110.875% and 111.250%, respectively, of the aggregate principal amounts, plus accrued and unpaid interest, if any. EFH Corp. may redeem the notes at any time prior to November 1, 2012 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and the applicable premium as defined in the indenture. EFH Corp. may also redeem the notes, in whole or in part, at any time on or after November 1, 2012, at specified redemption prices, plus accrued and unpaid interest, if any. Upon the occurrence of a change in control of EFH Corp., EFH Corp. must offer to repurchase its 10.875%, Toggle and 9.75% Notes at 101% of their principal amount, plus accrued and unpaid interest, if any. See immediately below for additional terms of the EFH Corp. 9.75% Notes.

EFH Corp. and Intermediate Holding 9.75% Senior Secured Notes

The EFH Corp. 9.75% Notes and Intermediate Holding’s and EFIH Finance’s 9.75% Senior Secured Notes due October 15, 2019 (the EFIH 9.75% Notes) bear interest that is payable semiannually in arrears on April 15 and October 15 of each year at a fixed rate of 9.75% per annum. The EFH Corp. 9.75% Notes and the EFH Corp. 10% Notes discussed above are collectively referred to as the EFH Corp. Senior Secured Notes.

The EFH Corp. Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by EFC Holdings and Intermediate Holding. The guarantee from Intermediate Holding is secured by the pledge of the Collateral. The guarantee from EFC Holdings is not secured. The EFIH 9.75% Notes are secured by the Collateral on a parity lien basis with the Intermediate Holding guarantee of the EFH Corp. Senior Secured Notes.

Until October 15, 2012, the respective issuers may redeem the EFH Corp. 9.75% Notes and EFIH 9.75% Notes, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of each series of the notes from time to time at a redemption price of 109.750% of the aggregate principal amount of such series of notes being redeemed, plus accrued and unpaid interest, if any. The applicable issuer may also redeem each series of the notes at any time prior to October 15, 2014 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and the applicable premium as defined in the indenture. The applicable issuer may redeem the EFH Corp. 9.75% Notes and EFIH 9.75% Notes, in whole or in part, at any time on or after October 15, 2014, at specified redemption prices, plus accrued and unpaid interest, if any. Upon the occurrence of a change of control (as described in the indenture), the applicable issuer must offer to repurchase its respective series of the notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value of Long-Term Debt

The estimated fair value of long-term debt (including current maturities) attributable to Intermediate Holding (including 50% of the EFH Corp. Merger-related debt) totaled $1.827 billion and $1.908 billion at June 30, 2010 and December 31, 2009, respectively, and the carrying amount totaled $2.575 billion and $2.513 billion, respectively. The fair value is estimated at the lesser of either the call price or the market value as determined by quoted market prices.

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

The indenture governing the EFIH 9.75% Notes includes covenants that, among other things and subject to certain exceptions, restrict Intermediate Holding’s ability to pay dividends or make other distributions with respect to its membership interest. Accordingly, essentially all of Intermediate Holding’s net income is restricted from being used to make distributions with respect to its membership interest unless such distributions are expressly permitted under the indenture. The indenture further restricts Intermediate Holding from making any distribution to EFH Corp. for the ultimate purpose of making a distribution on EFH Corp.’s common stock unless at the time, and after giving effect to such distribution, Intermediate Holding’s consolidated leverage ratio is equal to or less than 6.0 to 1.0. The consolidated leverage ratio is generally defined as the ratio of Intermediate Holding’s consolidated total indebtedness (as defined in the indenture) to Intermediate Holding’s Adjusted EBITDA on a consolidated basis, including Oncor Holdings and its subsidiaries.

In addition, under applicable law, Intermediate Holding would be prohibited from paying any dividend to the extent that immediately following payment of such dividend, Intermediate Holding would be insolvent.

Substantially all of Intermediate Holding’s net income is derived from Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the boards determine that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings. For the period beginning October 11, 2007 and ending December 31, 2012, distributions paid by Oncor (other than distributions of the proceeds of any issuance of limited liability company units) are limited by the Limited Liability Company Agreement to an amount not to exceed Oncor’s net cumulative income determined in accordance with US GAAP, as adjusted by applicable orders of the PUCT. Such adjustments include deducting the $72 million ($46 million after tax) one-time refund to customers in September 2008 and deducting funds spent as part of the $100 million commitment for additional demand-side management or other energy efficiency initiatives (see Note 4 to the 2009 Form 10-K Financial Statements) of which $30 million ($20 million after tax) has been spent through June 30, 2010, neither of which impacted net income due to purchase accounting, and removing the effect of the $860 million goodwill impairment charge from fourth quarter 2008 net income available for distribution. Distributions are further limited by Oncor’s required regulatory capital structure, as determined by the PUCT, to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. For the six months ended June 30, 2010, $16 million of net income was restricted from being used to make distributions on membership interests.

Membership Interests

The following table presents the changes to membership interests during the six months ended June 30, 2010:

	Capital Accounts	Accumulated Other Comprehensive Loss	Total Membership Interests

Balance at December 31, 2009	$3,012	$(2)	$3,010
Net income	25	—	25
Distributions to EFH Corp.	(2)	—	(2)
Effect of debt push-down from EFH Corp. (Note 3)	35	—	35
Capital contributions (a)	19	—	19

Balance at June 30, 2010	$3,089	$(2)	$3,087

(a)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of noncontrolling interests in Oncor.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. RELATED–PARTY TRANSACTIONS

The following represent significant related-party transactions of Intermediate Holding:

•

Short-term advances from parent totaled $4 million at June 30, 2010 and short-term advances to parent totaled $3 million at December 31, 2009. Interest expense/income amounts related to the advances were immaterial.

•

EFH Corp. files a consolidated federal income tax return and allocates income tax liabilities to Intermediate Holding substantially as if Intermediate Holding was filing its own income tax returns, except that amounts due from Oncor Holdings under a tax sharing agreement are settled directly with EFH Corp. in accordance with that agreement. Intermediate Holding’s results are included in the consolidated Texas state margin tax return filed by EFH Corp. Intermediate Holding’s amount payable to EFH Corp. related to income taxes totaled less than $1 million at both June 30, 2010 and December 31, 2009. There were no income tax payments to EFH Corp. in the six months ended June 30, 2010.

•

As a result of debt exchanges in November 2009, Intermediate Holding acquired $79 million and $18 million principal amount of TCEH and EFH Corp. debt securities, respectively, reported as investment in long term debt of affiliates. The carrying value of the investments, which totaled $69 million and $68 million as of June 30, 2010 and December 31, 2009, represents $67 million principal amount of debt issued by Intermediate Holding in the debt exchange plus $2 million and $1 million of accretion of purchase discount, respectively. Intermediate Holding intends to hold the securities to maturity. Interest income recorded on these investments for the three and six months ended June 30, 2010 totaled $3 million and $4 million, respectively. The $69 million of debt securities held as of June 30, 2010 mature as follows: $7 million in one to five years, $57 million in five to ten years and $4 million in more than ten years. The principal amount and coupon rates of the debt securities held is as follows:

•	$9 million principal amount of EFH Corp. 5.55% Series P Senior Notes due 2014,

•	$6 million principal amount of EFH Corp. 6.50% Series Q Senior Notes due 2024,

•	$3 million principal amount of EFH Corp. 6.55% Series R Senior Notes due 2034,

•	$31 million principal amount of the TCEH 10.25% Senior Notes due 2015, and

•	$48 million principal amount of the TCEH 10.25% Senior Notes due 2015, Series B.

The fair value of the debt securities as of June 30, 2010 and December 31, 2009 totaled $62 million and $74 million, respectively, and gross unrealized losses totaled $7 million at June 30, 2010 and gross unrealized gains totaled $6 million at December 31, 2009.

•

Goldman, Sachs & Co. (Goldman) is acting as a dealer manager and solicitation agent in the ongoing debt exchange offers launched in July 2010 as discussed in Note 3. For its services in connection with the exchange offers and related consent solicitation, Intermediate Holding, EFIH Finance and EFH Corp. have agreed to pay Goldman an exchange agent fee of up to $5.5 million and an incentive fee of up to $3 million that will be determined at the end of the exchange offers depending on the results of the exchange.

•

Affiliates of the Sponsor Group have, and may, sell, acquire or participate in other offerings of debt or debt securities issued by Intermediate Holding or its subsidiaries in open market transactions or through loan syndications.

See Note 3 for information regarding guarantees and push down of certain EFH Corp. debt and an exchange offer launched in July 2010 for EFH Corp. debt and Note 5 regarding distributions to EFH Corp. and noncash settlement of certain income taxes payable.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Significant related-party transactions between Oncor Holdings (including its consolidated subsidiary Oncor) and EFH Corp., other affiliates of EFH Corp. and the Sponsor Group are as follows:

•

Oncor records revenue from TCEH, principally for electricity delivery fees, which totaled $257 million and $246 million for the three months ended June 30, 2010 and 2009, respectively, and $521 million and $474 million for the six months ended June 30, 2010 and 2009, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. Oncor Holdings’ balance sheets at June 30, 2010 and December 31, 2009 reflect receivables from TCEH totaling $177 million and $151 million, respectively, primarily related to these electricity delivery fees.

•

Oncor records interest income from TCEH with respect to Oncor’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Oncor’s bankruptcy-remote financing subsidiary. The interest income serves to offset Oncor’s interest expense on the transition bonds. This interest income totaled $9 million and $11 million for the three months ended June 30, 2010 and 2009, respectively, and $19 million and $21 million for the six months ended June 30, 2010 and 2009, respectively.

•

Incremental amounts payable by Oncor related to income taxes as a result of delivery fee surcharges to its customers related to transition bonds are reimbursed by TCEH. Oncor Holding’s financial statements reflect a note receivable from TCEH to Oncor of $237 million ($38 million reported as current in trade accounts and other receivables from affiliates) at June 30, 2010 and $254 million ($37 million reported as current in trade accounts and other receivables from affiliates) at December 31, 2009 related to these income taxes.

•

An EFH Corp. subsidiary charges Oncor for financial and certain other administrative services at cost. These costs, which are reported in Oncor Holdings’ operation and maintenance expenses, totaled $10 million and $7 million for the three months ended June 30, 2010 and 2009, respectively, and $17 million and $13 million for the six months ended June 30, 2010 and 2009, respectively.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH’s balance sheet) is funded by a delivery fee surcharge collected from REPs by Oncor and remitted to TCEH. These trust fund assets are established with the intent to be sufficient to fund the estimated decommissioning liability (also reported on TCEH’s balance sheet). Income and expenses associated with the trust fund and the decommissioning liability recorded by TCEH are offset by a net change in the Oncor and TCEH intercompany receivable/payable, which in turn results in a change in Oncor’s reported net regulatory asset/liability. A regulatory liability represents the excess of the trust fund balance over the net decommissioning liability, and a regulatory asset represents the excess of the net decommissioning liability over the trust fund balance.

The change from a regulatory asset of $85 million at December 31, 2009 to a regulatory liability of $148 million at June 30, 2010 reflects a new decommissioning cost estimate completed in the second quarter 2010. In accordance with regulatory requirements, a new cost estimate is completed every five years. The change reflected lower cost escalation assumptions as compared to the previous estimate, resulting in a decline in the estimated decommissioning liability.

•

EFH Corp. files a consolidated federal income tax return and allocates income tax liabilities to Oncor Holdings under a tax sharing agreement substantially as if Oncor Holdings was filing its own income tax returns. Oncor Holdings’ results are included in the consolidated Texas state margin tax return filed by EFH Corp. Oncor Holdings’ amount receivable from EFH Corp. related to income taxes, primarily due to timing of payments, totaled $3 million at June 30, 2010, and amount payable to EFH Corp. related to income taxes totaled $5 million at December 31, 2009. Oncor Holdings’ income tax payments in the six months ended June 30, 2010 totaled $95 million to EFH Corp., and Oncor made federal income tax payments totaling $18 million to noncontrolling interests.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, as of June 30, 2010 and December 31, 2009, TCEH had posted letters of credit in the amount of $16 million and $15 million, respectively, for Oncor’s benefit.

•

At the closing of the Merger in 2007, Oncor entered into its current $2 billion revolving credit facility with a syndicate of financial institutions and other lenders. The syndicate includes affiliates of GS Capital Partners (a member of the Sponsor Group).

•

Affiliates of the Sponsor Group have, and may, from time-to-time provide investment banking, dealer, commercial banking and financial advisory services to Oncor for which they have received, and may receive, customary fees.

•	Affiliates of the Sponsor Group have, and may, sell, acquire or participate in the offerings of debt or debt securities issued by Oncor in open market transactions or through loan syndications.

7. SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Interest expense	$74	$67	$145	$132
Amortization of debt issuance costs and discounts	2	2	5	5

Total interest expense and related charges	$76	$69	$150	$137

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2010	2009
Cash payments related to:
Interest paid	$6	$—
Noncash investing and financing activities:
Effect of Parent’s payment of interest and issuance of toggle notes as consideration for cash interest, net of tax, on pushed down debt	98	111
Capital contribution related to settlement of certain income taxes payable (a)	19	—
Effect of push down of debt from EFH Corp.	(18)	—

(a)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of noncontrolling interests in Oncor.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Intermediate Holding’s financial condition and results of operations for the three and six months ended June 30, 2010 and 2009 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements.

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

Significant Activities and Events

July 2010 Debt Exchange Offers — See Note 3 to Financial Statements for discussion of debt exchange offers commenced in July 2010.

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

As of June 30, 2010, Oncor has installed approximately 1,085,000 advanced digital meters, including approximately 425,000 during the six months ended June 30, 2010. As the new meters are integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for Texas market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $277 million as of June 30, 2010, including $81 million in 2010. Oncor expects to complete installations of all 3 million meters by the end of 2012.

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

Financial Results — Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Interest income was $3 million in 2010 compared to zero in 2009. The increase reflected interest on investments in long-term debt of affiliates (see Note 6 to Financial Statements).

Interest expense and related charges increased $7 million, or 10%, to $76 million in 2010. The increase reflected the issuance of the EFIH notes in November 2009 and additional debt pushed down from EFH Corp. (see Note 3 to Financial Statements).

Income tax benefit totaled $25 million in 2010 compared to $23 million in 2009. The effective rate on pretax income was 34.2% and 33.3% in 2010 and 2009, respectively.

Equity in earnings of unconsolidated subsidiary (net of tax) totaled $59 million in 2010 compared to $66 million in 2009 reflecting a $6 million decline (which is before the effect of noncontrolling interests) in Oncor’s net income. The decrease was driven by timing differences in recognizing increased revenues and expenses resulting from Oncor’s August 2009 rate case order.

Net income decreased $9 million to $11 million in 2010 reflecting decreased equity in earnings of Oncor Holdings and increased net interest expense.

Financial Results — Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Interest income was $4 million in 2010 compared to zero in 2009. The increase reflected interest on investments in long-term debt of affiliates (see Note 6 to Financial Statements).

Interest expense and related charges increased $13 million, or 9%, to $150 million in 2010. The increase reflected the issuance of the EFIH notes in November 2009 and additional debt pushed down from EFH Corp. (see Note 3 to Financial Statements).

Income tax benefit totaled $49 million in 2010 compared to $46 million in 2009. The effective rate on pretax income was 33.6% in both periods.

Equity in earnings of unconsolidated subsidiary (net of tax) totaled $122 million in 2010 compared to $112 million in 2009 reflecting a $15 million increase (which is before the effect of noncontrolling interests) in Oncor’s net income. The increase was driven by the effects of higher average consumption on revenues, primarily due to colder winter weather, partially offset by timing differences in recognizing increased revenues and expenses resulting from Oncor’s 2009 rate case order.

Net income increased $4 million to $25 million in 2010 reflecting increased equity in earnings of Oncor Holdings, partially offset by increased net interest expense.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash provided by operating activities totaled $85 million and $58 million for the six months ended June 30, 2010 and 2009, respectively, and primarily consisted of dividends received from Oncor Holdings.

Cash used in financing activities totaled $5 million in 2010 compared to $58 million in 2009 with the $53 million decrease driven by reduced distributions to EFH Corp. The activity reflected:

	Six Months Ended June 30,
	2010	2009

Advances from EFH Corp.	$4	$—
Distributions to EFH Corp.	(2)	(58)
Debt financing costs	(7)	—

Cash used in financing activities	$(5)	$(58)

Cash provided by investing activities was $3 million in 2010, reflecting EFH Corp.’s repayment of advances, as compared to zero in 2009.

Depreciation and amortization expense reported in the condensed statement of consolidated cash flows represents the amortization of debt issuance expense related to debt pushed down from EFH Corp. (see Note 3 to Financial Statements) and is reported in interest expense and related charges in the condensed statement of consolidated income.

Toggle Note Interest Election Related to Pushed Down EFH Corp. Debt — EFH Corp. has the option every six months at its discretion, ending with the payment due November 2012, to use the payment-in-kind (PIK) feature of its senior toggle notes (EFH Corp. Toggle Notes) in lieu of making cash interest payments. EFH Corp. elected to do so beginning with the May 2009 interest payment as an efficient and cost-effective method to further enhance liquidity, in light of the weaker economy and related lower electricity demand and the continuing uncertainty in the financial markets. Once EFH Corp. makes a PIK election, the election is valid for each succeeding interest payment period until EFH Corp. revokes the election. Use of the PIK feature will be evaluated at each election period, taking into account market conditions and other relevant factors at such time.

EFH Corp. made its May 2010 interest payment and will make its November 2010 interest payment on the EFH Corp. Toggle Notes by using the PIK feature of these notes. During such applicable interest periods, the interest rate on these notes is increased from 11.25% to 12.00%. EFH Corp. increased the aggregate principal amount of the notes by $162 million in May 2010 and will further increase the aggregate principal amount of the notes by a currently estimated $152 million in November 2010. These amounts are net of the effects of the debt repurchase and exchange transactions completed in July 2010 but exclude any effects of the ongoing debt exchange offers launched in July 2010 discussed in Note 3 to Financial Statements.

Liquidity Needs — Intermediate Holding’s liquidity needs represent interest and principal payments on the EFIH Notes, which are expected to be sourced, in part, from interest and principal payments on TCEH and EFH Corp. debt securities acquired in exchange for the EFIH Notes and held as investments (see Notes 3 and 6 to Financial Statements). Intermediate Holding’s additional liquidity sources include receipts of distributions from Oncor Holdings and, as necessary, borrowings from EFH Corp. (See Note 5 to Financial Statements.)

Distributions — In April 2010, Intermediate Holding’s board of directors declared, and Intermediate paid a cash distribution to EFH Corp. totaling $2 million. See Note 5 to Financial Statements for discussion of distribution restriction provisions.

Distributions from Oncor — Substantially all of Intermediate Holding’s net income is derived from Oncor. Until December 31, 2012, distributions paid by Oncor to its members are limited to an amount not to exceed Oncor’s net income determined in accordance with GAAP, subject to certain defined adjustments. Distributions are further limited by an agreement that Oncor’s regulatory capital structure, as determined by the PUCT, will be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. (See Note 5 to Financial Statements.)

In January 2009, the PUCT awarded CREZ construction projects to Oncor. See discussion below under “Regulation and Rates – Matters with the PUCT.” As a result of the increased capital expenditures for CREZ and the debt-to-equity ratio cap, Intermediate Holding expects that Oncor may retain all or a portion of its available cash to fund such construction instead of paying distributions.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — See Note 3 to Financial Statements for discussion of the EFIH 9.75% Notes and EFH Corp. debt pushed down to Intermediate Holding as a result of its guarantee of the debt. The indentures governing the EFIH 9.75% Notes, EFH Corp. Senior Notes and the EFH Corp. Senior Secured Notes contain covenants that could have a material impact on the liquidity and operations of Intermediate Holding. See Note 11 to the 2009 Form 10-K Financial Statements for additional discussion of the covenants contained in these financing arrangements.

Adjusted EBITDA, as used in the restricted payments covenants contained in the indentures governing the EFIH 9.75% Notes and the EFH Corp. Senior Notes and EFH Corp. Senior Secured Notes for the twelve months ended June 30, 2010 totaled $1.440 billion and $5.116 billion, respectively. See Exhibit 99(b) and 99(c) for a reconciliation of net income (loss) to Adjusted EBITDA for Intermediate Holding and EFH Corp., respectively, for the six and twelve months ended June 30, 2010 and 2009.

The following table summarizes various financial ratios of Intermediate Holding and EFH Corp. that are applicable under certain covenants in the indentures governing the EFIH 9.75% Notes, the EFH Corp. Senior Notes and the EFH Corp. Senior Secured Notes as of June 30, 2010 and December 31, 2009 and the corresponding covenant threshold levels as of June 30, 2010:

	June 30, 2010	December 31, 2009	Threshold Level as of June 30, 2010
Debt Incurrence Covenants:
EFH Corp. Senior Notes:
EFH Corp. fixed charge coverage ratio	1.3 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
EFH Corp. Senior Secured Notes:
EFH Corp. fixed charge coverage ratio	1.3 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
EFIH 9.75% Notes:
Intermediate Holding fixed charge coverage ratio (a)	95.1 to 1.0	53.8 to 1.0	At least 2.0 to 1.0

Restricted Payments/Limitations on Investments Covenants:
EFH Corp. Senior Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (b)	1.5 to 1.0	1.4 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (b)	1.3 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	9.0 to 1.0	9.4 to 1.0	Equal to or less than 7.0 to 1.0
EFH Corp. Senior Secured Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (b)	1.5 to 1.0	1.4 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (b)	1.3 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	9.0 to 1.0	9.4 to 1.0	Equal to or less than 7.0 to 1.0
EFIH 9.75% Notes:
General restrictions (non-EFH Corp. payments):
Intermediate Holding fixed charge coverage ratio (a)(c)	4.9 to 1.0	3.9 to 1.0	At least 2.0 to 1.0
General restrictions (EFH Corp. payments):
Intermediate Holding fixed charge coverage ratio (a)(c)	95.1 to 1.0	53.8 to 1.0	At least 2.0 to 1.0
Intermediate Holding leverage ratio	4.2 to 1.0	4.4 to 1.0	Equal to or less than 6.0 to 1.0

(a)	Although Intermediate Holding currently meets the fixed charge coverage ratio threshold applicable to certain covenants contained in the indenture governing the EFIH 9.75% Notes, Intermediate Holding’s ability to use such thresholds to incur debt or make restricted payments/investments is currently limited by the covenants contained in the EFH Corp. Senior Notes and the EFH Corp. Senior Secured Notes.
(b)	The EFH Corp. fixed charge coverage ratio for non-Sponsor Group payments includes the results of Oncor Holdings and its subsidiaries. The EFH Corp. fixed charge coverage ratio for Sponsor Group payments excludes the results of Oncor Holdings and its subsidiaries.
(c)	The Intermediate Holding fixed charge coverage ratio for non-EFH Corp. payments includes the results of Oncor Holdings and its subsidiaries. The Intermediate Holding fixed charge coverage ratio for EFH Corp. payments excludes the results of Oncor Holdings and its subsidiaries.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could or does result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

The indenture governing the EFIH 9.75% Notes contains a cross acceleration provision whereby a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of Intermediate Holding or any of its restricted subsidiaries in an aggregate amount equal to or greater than $250 million may cause the acceleration of the EFIH 9.75% Notes.

Each of the indentures governing the EFH Corp. Senior Notes and Senior Secured Notes contains a cross acceleration provision whereby a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of EFH Corp. or any of its restricted subsidiaries in an aggregate amount equal to or greater than $250 million may cause the acceleration of the EFH Corp. Senior Notes and Senior Secured Notes.

A default by Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross default under its credit facility. Under this facility such a default may cause the maturity of outstanding balances ($948 million at June 30, 2010) under such facility to be accelerated.

Guarantees — See Note 4 to Financial Statements for details of guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

See Notes 2 and 4 to Financial Statements regarding VIEs and guarantees, respectively.

COMMITMENTS AND CONTINGENCIES

See Note 4 to Financial Statements for details of commitments and contingencies, including guarantees.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

REGULATION AND RATES

Oncor Matters with the PUCT

Stipulation Approved by the PUCT — In April 2008, the PUCT entered an order, which became final in June 2008, approving the terms of a stipulation relating to the filing in 2007 by Oncor and Texas Holdings of a Merger-related Joint Report and Application with the PUCT pursuant to Section 14.101(b) of PURA and PUCT Substantive Rule 25.75. The stipulation required the filing of a rate case by Oncor no later than July 1, 2008 based on a test year ended December 31, 2007. In July 2008, Nucor Steel filed an appeal of the PUCT’s order in the 200th District Court of Travis County, Texas. A hearing in the appeal was held in June 2010, and the District Court affirmed the PUCT order in its entirety. Oncor filed the rate case with the PUCT in June 2008, and the PUCT issued a final order with respect to the rate case in August 2009 as discussed in the 2009 Form 10-K. Oncor and four other parties appealed various portions of the rate case final order to state district court. The parties have agreed to a schedule that would result in a hearing in October 2010.

Transmission Rates (PUCT Docket Nos. 37882, 38460 and 38495) — In order to recover increases in its transmission costs, including incremental fees paid to other transmission service providers due to an increase in their rates, Oncor is allowed to request an update twice a year to the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs. In January 2010, an application was filed to increase the TCRF, which was administratively approved in February 2010 and became effective March 1, 2010. This application is expected to increase annualized revenues by $13 million. In July 2010, an application was filed to increase the TCRF, which is expected to be administratively approved and become effective in September 2010. This application is expected to increase Oncor’s annualized revenues by $15 million.

In July 2010, Oncor filed an application for an interim update of its wholesale transmission rate. Oncor expects PUCT approval of the new rate before the end of 2010. Following approval, Oncor’s annualized revenues are expected to increase by an estimated $43 million with $27 million of this increase recoverable through transmission rates charged to wholesale customers, and the remaining $16 million recoverable from REPs through the TCRF component of Oncor’s delivery rates.

Proposed PUCT Rulemaking — The PUCT has published proposed rule changes in two proceedings that would impact transmission rates. The first proceeding (PUCT Project No. 37909), which the PUCT is expected to consider by the end of September 2010, proposes changes to the TCRF rule to allow for more complete cost recovery of wholesale transmission charges incurred by distribution service providers. Currently, increased wholesale transmission charges are recoverable by distribution service providers, effective with the March 1 and September 1 TCRF updates, but distribution service providers cannot recover increased charges incurred prior to such updates. If the rule is approved as proposed, TCRF filings would still be effective March 1 and September 1, but distribution service providers would be allowed to include wholesale transmission charges based on the effective date of the wholesale transmission rate changes. In the second proceeding (PUCT Project No. 37519), the PUCT approved the proposal for adoption at its July 30, 2010 open meeting, making changes to the wholesale transmission rules to allow transmission service providers to update their wholesale transmission rates twice in a calendar year, as compared to once per year under the current rules, providing more timely recovery of incremental capital investment. Other changes included in this rule will (i) tie the effective date of the rule to the effective date of the TCRF rule in Project No. 37909, (ii) require the PUCT to consider the effects of reduced regulatory lag when setting rates in the next full rate case and (iii) provide for administrative approval of uncontested interim wholesale transmission rate applications.

Application for 2011 Energy Efficiency Cost Recovery Factor (PUCT Docket No. 38217) — In April and May 2010, Oncor filed an application with the PUCT to request approval of an energy efficiency cost recovery factor (EECRF) for 2011. PUCT rules require Oncor to make an annual EECRF filing by May 1 for implementation at the beginning of the next calendar year. The requested 2011 EECRF, as adjusted, is $54 million, the same amount established for 2010, and would result in a $0.95 per month charge for residential customers, as compared to the 2010 residential charge of $0.89 per month. As allowed by the rule, the 2011 EECRF is designed to recover $45 million of Oncor’s costs for the 2011 programs, to be reduced by $2 million for the over-recovery of 2009 program costs, plus a performance bonus to Oncor of $11 million based on 2009 results. No party has requested a hearing and the PUCT Staff has recommended approval of Oncor’s application. Oncor anticipates that the PUCT will issue an order in the third quarter 2010.

Competitive Renewable Energy Zones (CREZs) — In January 2009, the PUCT awarded approximately $1.3 billion of CREZ construction projects to Oncor (PUCT Docket Nos. 35665 and 37902). The projects involve the construction of transmission lines to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state. A written order reflecting the PUCT’s decision was entered in March 2009, and an order on rehearing was issued by the PUCT in May 2009. The cost estimates for the CREZ construction projects are based upon cost analyses prepared by ERCOT in April 2008. Based on the selection of final routes for the three default and nine priority projects and identification of additional costs not included in the original ERCOT estimate (e.g., wind interconnection facilities and required modifications to existing facilities), Oncor estimates that the cost of these projects will exceed ERCOT estimates by approximately $220 million. Final routes for five subsequent projects have not yet been selected by the PUCT. As of June 30, 2010, Oncor’s cumulative CREZ-related capital expenditures totaled $217 million, including $103 million during the six months ended June 30, 2010. It is expected that the necessary permitting actions and other requirements and all construction activities for Oncor’s CREZ construction projects will be completed by the end of 2013.

In October 2009, the PUCT initiated a proceeding to determine whether there is sufficient financial commitment from generators of renewable energy to grant Certificates of Convenience and Necessity (CCNs) for transmission facilities located in two areas in the panhandle of Texas designated as CREZs. If the PUCT determines that there is not sufficient financial commitment from the generators for either CREZ, the PUCT may take action, including delaying the filing of CREZ CCN applications until such time as the PUCT finds sufficient financial commitment for that CREZ in accordance with the financial commitment provisions of the PUCT’s rules. Three of the CREZ transmission projects awarded to Oncor are located in the two CREZs that are the subject of the proceeding. The estimated cost of these three transmission projects is approximately $380 million. In July 2010, a stipulation and proposed order was filed that would allow these projects to proceed. The PUCT approved the proposed order at its July 30, 2010 open meeting.

In July 2009, the City of Garland, Texas filed an Original Petition and Application for Stay and Injunction in the 200th District Court of Travis County, Texas seeking judicial review and a stay of the PUCT’s March 2009 written order selecting transmission service providers (including Oncor) to build CREZ transmission facilities. In January 2010, the district court issued an order reversing the PUCT’s order and remanding it to the PUCT for action consistent with the court’s opinion. The district court order did not contain a stay or injunction and severed the City of Garland’s requests for declaratory and injunctive relief. In February 2010, the PUCT issued orders that severed certain of the CREZ transmission projects awarded to Oncor and others from its consideration of the remand of the written order (PUCT Docket No. 37928) and suspended the schedule sequencing CREZ projects subsequent to CREZ priority projects (PUCT Docket No. 36802). In April 2010, the PUCT issued an order in Docket No. 36802 establishing the sequencing for CREZ projects subsequent to priority projects, which did not affect Oncor other than resulting in the schedule for Oncor to file CCN applications for its five CREZ subsequent projects between May and September 2010 as compared to the original March to May 2010 timeframe. That order excludes two CREZ subsequent projects that had been originally awarded to Lower Colorado River Authority, and the PUCT has opened Docket No. 38045 to award these two projects. In July 2010, the City of Garland and South Texas Electric Cooperative filed a participation agreement regarding these two projects. It is anticipated that the PUCT will award the projects in the third quarter of 2010.

Sunset Review — PURA, the PUCT, ERCOT and the Office of Public Utility Counsel (OPUC) will be subject to “Sunset” review by the Texas Legislature in the 2011 legislative session. Sunset review includes, generally, a comprehensive review of the need for and effectiveness of an administrative agency (the PUCT, ERCOT or the OPUC), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (PURA). A Sunset staff report on the PUCT, ERCOT and the OPUC offering various recommendations for consideration by the Sunset Commission was issued in April 2010, and the related Sunset public meeting was conducted in May 2010. The Sunset Commission met in July 2010 and adopted various recommendations regarding the PUCT, ERCOT and the OPUC. The Sunset Commission will submit its recommendations for the Texas Legislature’s consideration during the next session, which begins in January 2011. Intermediate Holding cannot predict the outcome of the sunset review process.

Summary

Intermediate Holding cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter its basic financial position, results of operations or cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that Intermediate Holding may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. Intermediate Holding may transact in financial instruments to hedge interest rate risk related to its indebtedness, but there are currently no such hedges in place. All of the long-term debt at June 30, 2010 and December 31, 2009 carried fixed interest rates.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in the 2009 Form 10-K and is therefore not presented herein.

Credit Risk

Intermediate Holding is exposed to affiliate credit risk associated with the $79 million principal amount of TCEH debt securities and $18 million principal amount of EFH Corp. debt securities it acquired in November 2009 and holds as investments (see Note 6 to Financial Statements). The credit rating of each of these securities is below investment grade. The carrying value of these securities was $69 million, including $2 million of accretion of purchase discount, at June 30, 2010.

Credit Risk — Oncor — Credit risk relates to the risk of loss associated with nonperformance by counterparties. Customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT. Meeting these standards does not guarantee that a REP will be able to perform its obligations. REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of PURA and PUCT rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT.

Oncor’s exposure to credit risk associated with accounts receivable totaled $177 million from affiliates, substantially all of which consisted of Oncor’s trade accounts receivable from TCEH, and $284 million from nonaffiliated customers as of June 30, 2010. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $2 million at June 30, 2010. The nonaffiliated exposure consists almost entirely of noninvestment grade trade accounts receivable, of which $216 million represented trade accounts receivable from REPs. As of June 30, 2010, subsidiaries of one customer collectively represented 12% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure.

Oncor is also exposed to credit risk associated with the note receivable from TCEH totaling $237 million ($38 million reported as current) at June 30, 2010.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by Intermediate Holding contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that Intermediate Holding expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of Intermediate Holding’s business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although Intermediate Holding believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, “Risk Factors” in the 2009 Form 10-K and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the FERC, the NERC, the TRE, the PUCT, the EPA, and the TCEQ, with respect to:

•	allowed rate of return;

•	permitted capital structure;

•	industry, market and rate structure;

•	recovery of investments;

•	acquisitions and disposals of assets and facilities;

•	operation and construction of facilities;

•	changes in tax laws and policies, and

•	changes in and compliance with environmental and safety laws and policies;

•	legal and administrative proceedings and settlements;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	economic conditions, including the impact of a recessionary environment;

•	unanticipated population growth or decline, or changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	unanticipated changes in interest rates or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	the inability of various counterparties to meet their financial obligations to Intermediate Holding and/or its subsidiaries, including failure of counterparties to perform under agreements;

•	general industry trends;

•	hazards customary to the industry and the possibility that Intermediate Holding and/or its subsidiaries may not have adequate insurance to cover losses resulting from such hazards;

•	changes in technology used by and services offered by Intermediate Holding and/or its subsidiaries;

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

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2009 Form 10-K, except for the risk factor discussed below and the information disclosed elsewhere in this Form 10-Q that provides factual updates to risk factors contained in the 2009 Form 10-K.

Intermediate Holding’s substantial leverage could adversely affect its ability to raise additional capital to fund its operations, limit its ability to react to changes in the economy or its industry and prevent it from meeting obligations under the various debt agreements governing its indebtedness.

Intermediate Holding is highly leveraged. As of June 30, 2010, Intermediate Holding’s consolidated principal amount of debt, including pushed down debt, totaled $2.560 billion (see Note 3 to Financial Statements). Intermediate Holding’s substantial leverage could have important consequences, including:

•	making it more difficult for Intermediate Holding to make payments on its indebtedness;

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on indebtedness, therefore reducing its ability to use its cash flow to fund operations, capital expenditures and future business opportunities and execute its strategy;

•	increasing Intermediate Holding’s vulnerability to adverse economic, industry or competitive developments;

•	limiting Intermediate Holding’s ability to make strategic acquisitions or causing it to make non-strategic divestitures;

•

limiting Intermediate Holding’s ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes, or to refinance existing debt;

•	limiting Intermediate Holding’s ability to adjust to changing market conditions, and

•

placing Intermediate Holding at a competitive disadvantage compared to competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that Intermediate Holding cannot due to its substantial leverage.

In addition, future transactions and initiatives that Intermediate Holding continuously contemplates and may pursue may have significant effects on its business, capital structure, liquidity and/or results of operations. For example, in addition to the exchange offers that are described elsewhere in this report, Intermediate Holding has and may continue to pursue, from time to time, transactions and initiatives of various types, including, without limitation, other exchange transactions, debt repurchases, equity or debt issuances, asset sales, joint ventures, recapitalizations, business combinations and other strategic transactions. There can be no guarantee that any of such transactions or initiatives would ultimately be successful or produce the desired outcome, which could ultimately affect Intermediate Holding in a material and adverse manner. Moreover, the effects of any of these transactions or initiatives could be material and adverse to holders of Intermediate Holding’s debt and could be disproportionate, and directionally different, with respect to one class or type of debt than with respect to others.

ITEM 6.	EXHIBITS

(a) Exhibits provided as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

Energy Future Holdings Corp.

4(a)	1-12833 Form 10-Q (Quarter ended June 30, 2010)(filed August 2, 2010)	4(a)	—	Second Supplemental Indenture, dated as of April 13, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(b)	1-12833 Form 10-Q (Quarter ended June 30, 2010)(filed August 2, 2010)	4(b)	—	Third Supplemental Indenture, dated as of April 14, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(c)	1-12833 Form 10-Q (Quarter ended June 30, 2010)(filed August 2, 2010)	4(c)	—	Fourth Supplemental Indenture, dated as of May 21, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(d)	1-12833 Form 10-Q (Quarter ended June 30, 2010)(filed August 2, 2010)	4(d)	—	Fifth Supplemental Indenture, dated as of July 2, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(e)	1-12833 Form 10-Q (Quarter ended June 30, 2010)(filed August 2, 2010)	4(e)	—	Sixth Supplemental Indenture, dated as of July 6, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(f)	1-12833 Form 10-Q (Quarter ended June 30, 2010)(filed August 2, 2010)	4(f)	—	Seventh Supplemental Indenture, dated as of July 7, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(g)	1-12833 Form 10-Q (Quarter ended June 30, 2010)(filed August 2, 2010)	4(h)	—	Registration Rights Agreement, dated April 12, 2010, among Energy Future Holdings Corp., the Guarantors named therein and the initial purchasers named therein, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(h)	1-12833 Form 10-Q (Quarter ended June 30, 2010)(filed August 2, 2010)	4(i)	—	Registration Rights Agreement, dated April 13, 2010, among Energy Future Holdings Corp., the Guarantors named therein and the initial purchasers named therein, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(i)	1-12833 Form 10-Q (Quarter ended June 30, 2010)(filed August 2, 2010)	4(j)	—	Registration Rights Agreement, dated May 20, 2010, among Energy Future Holdings Corp., the Guarantors named therein and the initial purchasers named therein, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

Exhibits	Previously Filed With File Number*	As Exhibit

4(j)	1-12833 Form 10-Q (Quarter ended June 30, 2010)(filed August 2, 2010)	4(k)	—	Registration Rights Agreement, dated July 2, 2010, among Energy Future Holdings Corp., the Guarantors named therein and the initial purchasers named therein, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(k)	1-12833 Form 10-Q (Quarter ended June 30, 2010)(filed August 2, 2010)	4(l)	—	Registration Rights Agreement, dated July 6, 2010, among Energy Future Holdings Corp., the Guarantors named therein and the initial purchasers named therein, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(l)	1-12833 Form 10-Q (Quarter ended June 30, 2010)(filed August 2, 2010)	4(m)	—	Registration Rights Agreement, dated July 7, 2010, among Energy Future Holdings Corp., the Guarantors named therein and the initial purchasers named therein, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of John F. Young, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of John F. Young, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99(a)			—	Condensed Statements of Consolidated Income – Twelve Months Ended June 30, 2010.

99(b)			—	Energy Future Intermediate Holding Company LLC Consolidated Adjusted EBITDA reconciliation for the six and twelve months ended June 30, 2010 and 2009.

99(c)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the six and twelve months ended June 30, 2010 and 2009.

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

By:	/S/ STAN SZLAUDERBACH
Stan Szlauderbach
Senior Vice President and Controller (Principal Accounting Officer)

Date: August 2, 2010