Form 10-Q
period 2010-09-30
Energy Future Intermediate Holding CO LLC
filed 2010-10-29
CIK 1445146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 28, 2010, the outstanding membership interest in Energy Future Intermediate Holding Company LLC was directly held by Energy Future Holdings Corp.

Energy Future Intermediate Holding Company LLC meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

Energy Future Intermediate Holding Company LLC’s (EFIH) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Energy Future Holdings Corp. website at http://www.energyfutureholdings.com as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. The information on Energy Future Holdings Corp.’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q. Readers should not rely on or assume the accuracy of any representation or warranty in any agreement that EFIH has filed as an exhibit to this Form 10-Q because such representation or warranty may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties’ risk allocation in the particular transaction, may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes or may no longer continue to be true as of any given date.

This Form 10-Q and other Securities and Exchange Commission filings of EFIH and its subsidiaries occasionally make references to EFH Corp., EFIH, Oncor Holdings or Oncor when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with, or otherwise reflected in their respective parent companies’ financial statements for financial reporting purposes. However, these references should not be interpreted to imply that the relevant parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or vice versa.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2009 Form 10-K	EFIH’s Annual Report on Form 10-K for the year ended December 31, 2009 as recast in a Current Report on Form 8-K filed on May 28, 2010 to reflect the adoption of amended consolidation standards related to VIEs

Adjusted EBITDA	Adjusted EBITDA means EBITDA adjusted to exclude non-cash items, unusual items and other adjustments allowable under the EFIH Notes and certain debt arrangements of EFH Corp. (as applicable). See definition of EBITDA below. Adjusted EBITDA and EBITDA are not recognized terms under GAAP and, thus, are non-GAAP financial measures. EFIH is providing its and EFH Corp.’s Adjusted EBITDA in this Form 10-Q (see reconciliations in Exhibits 99(b) and 99(c)) solely because of the important role that Adjusted EBITDA plays in respect of certain covenants contained in the indenture for the EFIH Notes and EFH Corp. debt pushed down to EFIH as discussed in Note 3 to Financial Statements. EFIH does not intend for Adjusted EBITDA (or EBITDA) to be an alternative to net income as a measure of operating performance or an alternative to cash flows from operating activities as a measure of liquidity or an alternative to any other measure of financial performance presented in accordance with GAAP. Additionally, EFIH does not intend for Adjusted EBITDA (or EBITDA) to be used as a measure of free cash flow available for management’s discretionary use, as the measure excludes certain cash requirements such as interest payments, tax payments and other debt service requirements. Because not all companies use identical calculations, EFIH’s presentation of Adjusted EBITDA (and EBITDA) may not be comparable to similarly titled measures of other companies.

CREZ	Competitive Renewable Energy Zone

EBITDA	Refers to earnings (net income) before interest expense, income taxes, depreciation and amortization. See the definition of Adjusted EBITDA above.

EFCH	Refers to Energy Future Competitive Holdings Company, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.

EFH Corp. Senior Notes	Refers collectively to EFH Corp.’s 10.875% Senior Notes due November 1, 2017 (EFH Corp. 10.875% Notes) and EFH Corp.’s 11.25%/12.00% Senior Toggle Notes due November 1, 2017 (EFH Corp. Toggle Notes).

EFH Corp. Senior Secured Notes	Refers collectively to EFH Corp.’s 9.75% Senior Secured Notes due October 15, 2019 (EFH Corp. 9.75% Notes) and EFH Corp.’s 10.000% Senior Secured Notes due January 15, 2020 (EFH Corp. 10% Notes).

EFIH	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings, and/or its subsidiaries depending on context.

EFIH Finance	Refers to EFIH Finance Inc., a direct, wholly-owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities.

EFIH Notes	Refers collectively to EFIH’s and EFIH Finance’s 9.75% Senior Secured Notes due October 15, 2019 (EFIH 9.75% Notes) and EFIH’s and EFIH Finance’s 10.000% Senior Secured Notes due December 1, 2020 (EFIH 10% Notes).

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of the various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GAAP	generally accepted accounting principles

Investment LLC	Refers to Oncor Management Investment LLC, a limited liability company and minority membership interest owner (approximately 0.22%) of Oncor, whose managing member is Oncor and whose Class B Interests are owned by officers, directors and key employees of Oncor.

Limited Liability Company Agreement	The Second Amended and Restated Limited Liability Company Agreement of Oncor, dated as of November 5, 2008, by and among Oncor Holdings, Texas Transmission and Investment LLC, as amended.

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Merger	The transaction referred to in “Merger Agreement” (defined immediately below) that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

NERC	North American Electric Reliability Corporation

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

purchase accounting	The purchase method of accounting for a business combination as prescribed by US GAAP, whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs, are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

Sponsor Group	Refers collectively to the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR), TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFCH and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas Transmission	Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor. Texas Transmission is not affiliated with EFH Corp., any of EFH Corp.’s subsidiaries or any member of the Sponsor Group.

TRE	Refers to Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with NERC standards and ERCOT protocols.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

VIE	variable interest entity

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(millions of dollars)
Interest income (Note 6)	$72	$—	$76	$—
Interest expense and related charges (Note 7)	(82)	(69)	(233)	(207)

Loss before income taxes and equity in earnings of unconsolidated subsidiary	(10)	(69)	(157)	(207)
Income tax benefit	9	23	59	70
Equity in earnings of unconsolidated subsidiary (net of tax) (Note 2)	118	105	240	217

Net income	$117	$59	$142	$80

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(millions of dollars)
Cash flows — operating activities:
Net income	$142	$80
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of unconsolidated subsidiary	(240)	(217)
Distributions of earnings from unconsolidated subsidiary	141	117
Deferred income taxes – net	173	(27)
Noncash interest expense related to pushed down debt of parent (Note 3)	202	131
Accretion of purchase discount on investment in long-term debt of affiliates (Note 6)	(20)	—
Amortization of debt issuance costs	7	7
Changes in operating assets and liabilities	(310)	26

Cash provided by operating activities	95	117

Cash flows — financing activities:
Equity contribution from EFH Corp.	440	—
Advances from EFH Corp.	5	—
Distributions to EFH Corp.	(2)	(117)
Debt exchange and issuance costs	(30)	—

Cash provided by (used in) financing activities	413	(117)

Cash flows — investing activities:
Advances to EFH Corp.	3	—
Investment in long-term debt of affiliate	(500)	—

Cash used in investing activities	(497)	—

Net change in cash and cash equivalents	11	—

Cash and cash equivalents — beginning balance	—	—

Cash and cash equivalents — ending balance	$11	$—

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
	(millions of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$11	$—
Receivables from affiliates	177	2
Advances to parent (Note 6)	—	3

Total current assets	188	5

Investment in Oncor Holdings (Note 2)	5,525	5,396
Investment in long-term debt of affiliates (Note 6)	2,691	68
Accumulated deferred income taxes	—	55
Other noncurrent assets	43	53

Total assets	$8,447	$5,577

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Trade accounts and other payables to affiliates	$2	$6
Income taxes payable to EFH Corp. (Note 6)	14	1
Advances from parent (Note 6)	5	—
Accrued interest	65	47

Total current liabilities	86	54

Accumulated deferred income taxes	117	—
Long-term debt (Note 3)	3,156	2,513

Total liabilities	3,359	2,567

Commitments and Contingencies (Note 4)

Membership interests (Note 5)	5,088	3,010

Total liabilities and membership interests	$8,447	$5,577

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Description of Business

EFIH is a Dallas, Texas-based holding company whose wholly-owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. EFIH is a direct, wholly-owned subsidiary of EFH Corp. Because EFIH is managed as an integrated business, there are no separate reportable business segments. See Note 2 regarding the deconsolidation of Oncor (and its majority owner, Oncor Holdings) as a result of amended consolidation accounting standards related to variable interest entities (VIEs) effective January 1, 2010.

References in this report to EFIH are to EFIH and/or its direct and indirect subsidiaries as apparent in the context. See “Glossary” for definition of terms and abbreviations.

Various “ring-fencing” measures have been taken to enhance the credit quality of Oncor Holdings and Oncor. These measures serve to mitigate Oncor’s and Oncor Holdings’ credit exposure to the Texas Holdings Group, which includes EFIH, and to reduce the risk that the assets and liabilities of Oncor or Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities. Such measures include, among other things: Oncor’s sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; the board of directors of Oncor Holdings and Oncor being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. Oncor and Oncor Holdings do not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa. Accordingly, Oncor Holdings’ operations are conducted, and its cash flows managed, independently from the Texas Holdings Group.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in the 2009 Form 10-K. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2009 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Use of Estimates

Preparation of EFIH’s financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities as of the balance sheet dates and the reported amounts of income and expense. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments were made to previous estimates or assumptions during the current year.

Changes in Accounting Standards

As of January 1, 2010, EFIH adopted new FASB issued new guidance that requires reconsideration of consolidation conclusions for all VIEs and other entities with which EFIH is involved. See Note 2 for discussion of EFIH’s evaluation of VIEs and the resulting deconsolidation of Oncor Holdings and its subsidiaries that resulted in the accounting for EFIH’s investment in Oncor Holdings and its subsidiaries under the equity method.

2.	INVESTMENT IN ONCOR HOLDINGS

EFIH adopted amended accounting standards on January 1, 2010 that require consolidation of a VIE if it has the power to direct the significant activities of the VIE and the right or obligation to absorb profit and loss from the VIE. A VIE is an entity with which EFIH has a relationship or arrangement that indicates some level of control over the entity or results in economic risks to EFIH. As discussed below, EFIH’s balance sheet reflects the deconsolidation of Oncor Holdings, which holds an approximate 80% interest in Oncor (an SEC registrant) and the reporting of EFIH’s investment in Oncor Holdings under the equity method on a retrospective basis.

EFIH’s variable interests consist of equity investments in Oncor Holdings. In determining the appropriateness of consolidation of a VIE, EFIH evaluates its purpose, governance structure, decision making processes and risks that are passed on to its interest holders. EFIH also examined the nature of any related party relationships among the interest holders of the VIE and the nature of any special rights granted to the interest holders of the VIE.

In reaching the conclusion to deconsolidate, EFIH conducted an extensive analysis of Oncor Holdings’ underlying governing documents and management structure. Oncor Holdings’ unique governance structure was adopted in conjunction with the Merger, when the Sponsor Group, EFH Corp. and Oncor agreed to implement structural and operational measures to “ring-fence” (the Ring-Fencing Measures) Oncor Holdings and Oncor as discussed in Note 1. The Ring-Fencing Measures were designed to prevent, among other things, (i) increased borrowing costs at Oncor due to the attribution to Oncor of debt from any of EFH Corp.’s other subsidiaries, (ii) the activities of EFH Corp.’s unregulated operations following the Merger resulting in the deterioration of Oncor’s business, financial condition and/or investment in infrastructure, and (iii) Oncor becoming substantively consolidated into a bankruptcy proceeding involving any member of the Texas Holdings Group. The Ring-Fencing Measures effectively separated the daily operational and management control of Oncor Holdings and Oncor from EFH Corp. and its other subsidiaries. By implementing the Ring-Fencing Measures, Oncor maintained its investment grade credit rating following the Merger and EFH Corp. reaffirmed Oncor’s independence from EFH Corp.’s unregulated businesses to the PUCT.

EFIH determined the most significant activities affecting the economic performance of Oncor Holdings (and Oncor) are the operation, maintenance and growth of Oncor’s electric transmission and distribution assets and the preservation of its investment grade credit profile. The boards of directors of Oncor Holdings and Oncor have ultimate responsibility for the management of the day-to-day operations of their respective businesses, including the approval of Oncor’s capital expenditure and operating budgets and the timing and prosecution of Oncor’s rate cases. While both boards include members appointed by EFIH, a majority of the board members are independent in accordance with rules established by the New York Stock Exchange, and therefore, EFIH concluded for purposes of applying the amended accounting standards that EFIH does not have the power to control the activities deemed most significant to Oncor Holdings’ (and Oncor’s) economic performance.

In assessing EFIH’s ability to exercise control over Oncor Holdings and Oncor, EFIH considered whether it could take actions to circumvent the purpose and intent of the Ring-Fencing Measures (including changing the composition of Oncor Holdings’ or Oncor’s board) in order to gain control over the day-to-day operations of either Oncor Holdings or Oncor. EFIH also considered whether (i) EFIH has the unilateral power to dissolve, liquidate or force into bankruptcy either Oncor Holdings or Oncor, (ii) EFIH could unilaterally amend the Ring-Fencing Measures contained in the underlying governing documents of Oncor Holdings or Oncor, and (iii) EFIH could control Oncor’s ability to pay distributions and thereby enhance its own cash flow. EFIH concluded that, in each case, no such opportunity exists.

EFIH accounts for its investment in Oncor Holdings under the equity method, as opposed to the cost method, because EFIH has the ability to exercise significant influence (as defined by US GAAP) over its activities.

The carrying value of EFIH’s variable interest in Oncor Holdings that it does not consolidate totaled $5.525 billion and $5.396 billion as of September 30, 2010 and December 31, 2009, respectively, and is reported as investment in Oncor Holdings in the balance sheet. EFIH’s maximum exposure to loss from these interests does not exceed its carrying value.

Condensed statements of consolidated income of Oncor Holdings for the three and nine months ended September 30, 2010 and 2009 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating revenues	$831	$770	$2,236	$2,037
Operation and maintenance expenses	(256)	(245)	(757)	(698)
Write off of regulatory assets	—	(25)	—	(25)
Depreciation and amortization	(176)	(147)	(507)	(405)
Taxes other than income taxes	(100)	(99)	(287)	(287)
Other income	8	10	28	30
Other deductions	(1)	(5)	(5)	(14)
Interest income	9	13	29	32
Interest expense and related charges	(87)	(85)	(259)	(258)

Income before income taxes	228	187	478	412

Income taxes	(80)	(56)	(177)	(141)

Net income	148	131	301	271
Net income attributable to noncontrolling interests	(30)	(26)	(61)	(54)

Net income attributable to Oncor Holdings	$118	$105	$240	$217

Assets and liabilities of Oncor Holdings as of September 30, 2010 and December 31, 2009 are presented below:

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$11	$29
Restricted cash	63	47
Trade accounts receivable from nonaffiliates — net	291	243
Trade accounts and other receivables from affiliates	220	188
Income taxes receivable from EFH Corp.	59	—
Materials and supplies inventories — at average cost	94	92
Accumulated deferred income taxes	1	10
Prepayments	75	76
Other current assets	4	8

Total current assets	818	693

Restricted cash	16	14
Investments and other property	76	72
Property, plant and equipment — net	9,529	9,174
Goodwill	4,064	4,064
Note receivable due from TCEH	189	217
Regulatory assets — net	1,652	1,959
Other noncurrent assets	238	51

Total assets	$16,582	$16,244

LIABILITIES
Current liabilities:
Short-term borrowings	$428	$616
Long-term debt due currently	111	108
Trade accounts payable	111	129
Income taxes payable to EFH Corp.	—	5
Accrued taxes other than income	116	137
Accrued interest	73	104
Other current liabilities	94	106

Total current liabilities	933	1,205

Accumulated deferred income taxes	1,478	1,369
Investment tax credits	34	37
Long-term debt, less amounts due currently	5,395	4,996
Other noncurrent liabilities and deferred credits	1,775	1,879

Total liabilities	$9,615	$9,486

Oncor Debt Issue and Exchange

In September 2010, Oncor issued $475 million aggregate principal amount of 5.250% senior secured notes maturing in September 2040. Oncor used the net proceeds of approximately $465 million from the sale of the notes to repay borrowings under its revolving credit facility, including loans under the revolving credit facility made by certain of the initial purchasers or their affiliates, and for general corporate purposes. The notes are secured by a first priority lien equally and ratably with all of Oncor’s other secured indebtedness.

In October 2010, Oncor issued approximately $324.4 million aggregate principal amount of 5.000% senior secured notes due 2017 and approximately $126.3 million aggregate principal amount of 5.750% senior secured notes due 2020 in exchange for an equivalent principal amount of its outstanding 6.375% senior secured notes due 2012 and 5.950% senior secured notes due 2013, respectively, that were validly tendered. Oncor did not receive any cash proceeds from the exchange.

3.	LONG-TERM DEBT

As of September 30, 2010 and December 31, 2009, long-term debt consisted of the following:

	September 30, 2010	December 31, 2009

Debt issued by EFIH:
9.75% Fixed Senior Secured Notes due October 15, 2019	$141	$141
10.000% Fixed Senior Secured Notes due December 1, 2020	2,180	—

Total debt issued by EFIH	2,321	141

Pushed down debt (a):
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017	180	916
11.25/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017	270	1,399
9.75% EFH Corp. Fixed Senior Secured Notes due October 15, 2019	57	57
10.000% EFH Corp. Fixed Senior Secured Notes due January 15, 2020	328	—

Total pushed down debt	835	2,372

Total long-term debt (b)	$3,156	$2,513

(a)	Represents 50% of the principal amount of these EFH Corp. securities guaranteed by EFIH and pushed down per the discussion below under “Push Down of EFH Corp. Notes.”
(b)	EFIH had no long-term debt due currently as of September 30, 2010 or December 31, 2009.

Debt-Related Activity in 2010

2010 EFIH and EFH Corp. Debt Exchanges, Repurchases and Issuances — Debt exchanges and repurchases completed by EFIH and EFH Corp. in the nine months ended September 30, 2010 resulted in acquisitions of $4.722 billion aggregate principal amount of outstanding EFH Corp. and TCEH debt with due dates largely 2017 or earlier in exchange for $2.741 billion aggregate principal amount of new debt and $747 million in cash. The new debt issued in exchange transactions consisted of $2.180 billion aggregate principal amount of EFIH 10% Notes due 2020 and $561 million aggregate principal amount of EFH Corp. 10% Notes due 2020. EFH Corp. also issued $500 million principal amount of EFH Corp. 10% Notes for cash. A discussion of these transactions, which were private, except as noted, and descriptions of the EFIH 10% Notes and EFH Corp. 10% Notes are presented below. Debt issued in exchange for or to repurchase Merger-related debt is considered Merger-related and subject to pushdown (see discussion below under “Push Down of EFH Corp. Notes”). Of the $4.722 billion aggregate principal amount of debt acquired, $3.892 billion represented EFH Corp. debt that had been pushed down to EFIH (at 50%). Of the $3.241 billion aggregate principal amount of debt issuances in 2010, $2.180 billion represented EFIH debt and $656 million represented EFH Corp. debt that has been pushed down to EFIH (at 50%).

Transactions completed in the quarter ended September 30, 2010 were as follows:

•

In a public (registered with the SEC) debt exchange transaction, EFIH and EFIH Finance (together, the Issuers) issued $2.180 billion aggregate principal amount of EFIH 10% Notes due 2020 and paid $500 million in cash, plus accrued interest, in exchange for $2.166 billion aggregate principal amount of the outstanding EFH Corp. Toggle Notes and $1.428 billion aggregate principal amount of the outstanding EFH Corp. 10.875% Notes (together, the EFH Corp. Senior Notes). EFIH has reported the acquired EFH Corp. Senior Notes (which were previously pushed down to EFIH’s financial statements (at 50%) as described below under “Push Down of EFH Corp. Notes”) as investment in long-term debt of affiliates in the balance sheet (Note 6).

•

EFH Corp. issued $455 million principal amount of EFH Corp. 10% Notes due 2020 in exchange for $549 million principal amount of EFH Corp. 5.55% Series P Senior Notes (not pushed down to EFIH), $25 million principal amount of EFH Corp. Toggle Notes, $25 million principal amount of EFH Corp. 10.875% Notes and $13 million principal amount of TCEH Merger-related debt.

•	EFH Corp. repurchased $28 million principal amount of EFH Corp. Toggle Notes and $28 million principal amount of TCEH Merger-related debt for $36 million in cash plus accrued interest.

In the three months ended June 30, 2010, EFH Corp. repurchased $96 million principal amount of EFH Corp. Toggle Notes, $19 million principal amount of EFH Corp. 10.875% Notes and $196 million principal amount of TCEH Merger-related debt for $211 million cash plus accrued interest. EFH Corp. issued $72 million principal amount of EFH Corp. 10% Notes due 2020 in exchange for $85 million principal amount of EFH Corp. Toggle Notes and $17 million principal amount of TCEH Merger-related debt securities.

In the three months ended March 31, 2010, EFH Corp. issued $500 million aggregate principal amount of EFH Corp. 10% Notes due 2020 with the proceeds intended to be used for general corporate purposes including debt exchanges and repurchases. EFH Corp. issued $34 million principal amount of EFH Corp. 10% Notes due 2020 in exchange for $20 million principal amount of EFH Corp. Toggle Notes and $27 million principal amount of TCEH Merger-related debt securities.

The EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes acquired in the transactions summarized above, except amounts acquired in the EFIH transaction, have been cancelled by EFH Corp. See “Push Down of EFH Corp. Notes” below.

EFIH 10% Notes — The EFIH 10% Notes mature in December 2020, with interest payable in cash semi-annually in arrears on June 1 and December 1, beginning December 1, 2010, at a fixed rate of 10% per annum. The EFIH 10% Notes are secured by EFIH’s pledge of 100% of the membership interests and other investments it owns in Oncor Holdings (such membership interests and other investments, the Collateral). The EFIH 10% Notes are secured on an equal and ratable basis with the EFIH 9.75% Notes and EFIH’s guarantee of the EFH Corp. Senior Secured Notes.

The EFIH 10% Notes are senior obligations of the Issuers and rank equally in right of payment with all existing and future senior indebtedness of the Issuers (including the EFIH 9.75% Notes and EFIH’s guarantees of the EFH Corp. Senior Secured Notes). The EFIH 10% Notes are effectively senior to all unsecured indebtedness of the Issuers, to the extent of the value of the Collateral, and are effectively subordinated to any indebtedness of the Issuers secured by assets of the Issuers other than the Collateral, to the extent of the value of the assets securing such indebtedness. Furthermore, the EFIH 10% Notes are (i) structurally subordinated to all indebtedness and other liabilities of EFIH’s subsidiaries (other than EFIH Finance), including Oncor Holdings and its subsidiaries, any of EFIH’s future foreign subsidiaries and any other unrestricted subsidiaries and (ii) senior in right of payment to any future subordinated indebtedness of the Issuers.

The EFIH 10% Notes and the indenture governing such notes restrict the Issuers’ and their respective restricted subsidiaries’ ability to, among other things, make restricted payments, incur debt and issue preferred stock, incur liens, pay dividends, merge, consolidate or sell assets and engage in transactions with affiliates. These covenants are subject to a number of important limitations and exceptions. The notes and the related indenture also contain customary events of default, including, among others, failure to pay principal or interest on the notes when due. If certain events of default occur and are continuing under the notes and the related indenture, the trustee or the holders of at least 30% in principal amount outstanding of the notes may declare the principal amount of the notes to be due and payable immediately. Currently, there are no restricted subsidiaries under the notes and the related indenture (other than EFIH Finance, which has no assets). Oncor Holdings, Oncor and their respective subsidiaries are unrestricted subsidiaries under the EFIH 10% Notes and the related indenture and, accordingly, are not subject to any of the restrictive covenants in the notes and the related indenture.

Until December 1, 2013, the Issuers may redeem, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of the EFIH 10% Notes from time to time at a redemption price of 110% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest, if any. The Issuers may redeem the EFIH 10% Notes, in whole or in part, at any time prior to December 1, 2015 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and the applicable premium as defined in the indenture. The Issuers may redeem any of the EFIH 10% Notes, in whole or in part, at any time on or after December 1, 2015, at specified redemption prices, plus accrued and unpaid interest, if any. Upon the occurrence of a change of control (as defined in the indenture), the Issuers may be required to offer to repurchase the notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

Push Down of EFH Corp. Notes

Merger-related debt of EFH Corp. and its subsidiaries consists of debt issued or existing at the time of the Merger. Debt issued in exchange for Merger-related debt is considered Merger-related. Debt issuances are considered Merger-related debt to the extent the proceeds are used to repurchase Merger-related debt. Merger-related debt that is fully and unconditionally guaranteed on a joint and several basis by EFCH and EFIH is subject to push down in accordance with SEC Staff Accounting Bulletin Topic 5-J, and as a result, a portion of such debt and related interest expense is reflected in the financial statements of EFIH. The amount reflected on EFIH’s balance sheet represents 50% of the EFH Corp. Merger-related debt it has guaranteed. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the notes is the responsibility of EFH Corp., EFIH records the settlement of such amounts as noncash capital contributions from EFH Corp.

The Merger-related debt of EFH Corp. as of September 30, 2010 guaranteed by EFCH and EFIH totaled $1.669 billion and consisted of:

•

$656 million principal amount of EFH Corp. 10% Notes issued in 2010, consisting of $561 million principal amount issued in exchange for EFH Corp. and TCEH Merger-related debt and $95 million representing proceeds from an issuance used to repurchase EFH Corp. Merger-related debt;

•	$539 million principal amount of EFH Corp. Toggle Notes;

•	$359 million principal amount of 10.875% Senior Notes due November 2017 (EFH Corp. 10.875% Notes), and

•	$115 million principal amount of 9.75% Senior Secured Notes due October 2019 (EFH Corp. 9.75% Notes).

EFIH’s balance sheet as of September 30, 2010 reflects 50% of these amounts.

The guarantees from EFCH on the Merger-related debt are not secured, and the guarantees from EFIH on the EFH Corp. Senior Notes are not secured. The guarantees from EFIH with respect to the EFH Corp. 10% and 9.75% Notes are secured by the Collateral as described in the discussion of the EFIH 10% Notes above. The guarantees are the general senior obligation of each guarantor and rank equally in right of payment with all existing and future senior indebtedness of each guarantor. The guarantees will be effectively subordinated to all secured indebtedness of each guarantor secured by assets other than the Collateral to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to any existing and future indebtedness and liabilities of EFH Corp.’s subsidiaries that are not guarantors.

EFIH 9.75% Senior Secured Notes

The EFIH 9.75% Notes due October 15, 2019 bear interest that is payable semiannually in arrears on April 15 and October 15 of each year at a fixed rate of 9.75% per annum. The EFIH 9.75% Notes are secured by the Collateral on a parity lien basis with the EFIH 10% Notes and the EFIH guarantees of the EFH Corp. Senior Secured Notes.

Until October 15, 2012, the issuers may redeem the EFIH 9.75% Notes with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of the notes from time to time at a redemption price of 109.750% of the aggregate principal amount being redeemed, plus accrued and unpaid interest. The issuer may also redeem the notes at any time prior to October 15, 2014 at a price equal to 100% of the principal amount, plus accrued and unpaid interest and the applicable premium as defined in the indenture. The issuer may redeem the EFIH 9.75% Notes, in whole or in part, at any time on or after October 15, 2014, at specified redemption prices, plus accrued and unpaid interest. Upon the occurrence of a change of control (as described in the indenture), the applicable issuer must offer to repurchase the notes at 101% of the principal amount, plus accrued and unpaid interest.

Fair Value of Long-Term Debt

The estimated fair value of long-term debt attributable to EFIH (including 50% of the EFH Corp. Merger-related debt) totaled $2.927 billion and $1.908 billion as of September 30, 2010 and December 31, 2009, respectively, and the carrying amount totaled $3.156 billion and $2.513 billion, respectively. The fair value is estimated at the lesser of either the call price or the market value as determined by quoted market prices.

4.	COMMITMENTS AND CONTINGENCIES

Guarantees

See Note 3 above and Note 11 to the 2009 Form 10-K Financial Statements for discussion of EFIH’s guarantees of certain EFH Corp. debt.

Legal Proceedings

EFIH may be involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

5.	MEMBERSHIP INTERESTS

Cash Distributions

On April 15, 2010, EFIH paid a cash distribution totaling $2 million to EFH Corp. The distribution was declared by the board of directors on April 13, 2010.

In August 2010, EFH Corp. made a capital contribution to EFIH of $440 million in cash to support EFIH’s debt exchange transaction for EFH Corp. Senior Notes as discussed in Note 3.

The indenture governing the EFIH Notes includes covenants that, among other things and subject to certain exceptions, restrict EFIH’s ability to pay dividends or make other distributions with respect to its membership interest. Accordingly, essentially all of EFIH’s net income is restricted from being used to make distributions with respect to its membership interest unless such distributions are expressly permitted under the indenture. The indenture further restricts EFIH from making any distribution to EFH Corp. for the ultimate purpose of making a distribution on EFH Corp.’s common stock unless at the time, and after giving effect to such distribution, EFIH’s consolidated leverage ratio is equal to or less than 6.0 to 1.0. The consolidated leverage ratio is generally defined as the ratio of EFIH’s consolidated total indebtedness (as defined in the indenture) to EFIH’s Adjusted EBITDA on a consolidated basis, including Oncor Holdings and its subsidiaries.

In addition, under applicable law, EFIH would be prohibited from paying any dividend to the extent that immediately following payment of such dividend, EFIH would be insolvent.

Substantially all of EFIH’s net income has been derived from Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the boards determine that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings. For the period beginning October 11, 2007 and ending December 31, 2012, distributions paid by Oncor (other than distributions of the proceeds of any issuance of limited liability company units) are limited by the Limited Liability Company Agreement and a stipulation agreement with the PUCT to an amount not to exceed Oncor’s cumulative net income determined in accordance with US GAAP, as adjusted by applicable orders of the PUCT. Such adjustments include deducting the $72 million ($46 million after tax) one-time refund to customers in September 2008, net accretion of fair value adjustments resulting from purchase accounting and funds spent as part of the $100 million commitment for additional demand-side management or other energy efficiency initiatives (see Note 4 to the 2009 Form 10-K Financial Statements) of which $35 million ($23 million after tax) has been spent through September 30, 2010, and removing the effects of the $860 million goodwill impairment charge from fourth quarter 2008 net income available for distribution. As a result, $9 million of Oncor’s $149 million net income earned in the three months ended September 30, 2010 was restricted from being used to make distributions of membership interests under the cumulative net income restriction.

Distributions are further limited by Oncor’s required regulatory capital structure, as determined by the PUCT, to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. As of September 30, 2010 and December 31, 2009, the regulatory capitalization ratio was 59.7% debt and 40.3% equity and 58.1% debt and 41.9% equity, respectively. The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes transition bonds issued by Oncor Electric Delivery Transition Bond Company. Equity is calculated as membership interests determined in accordance with GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization). Oncor is required to file a quarterly Earnings Monitor Report with the PUCT that sets forth its debt-to-equity ratio. This Earnings Monitor Report shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q. Accordingly, as of September 30, 2010, $35 million of Oncor’s membership interests was available for distribution under its capital structure restriction, of which approximately 80% relates to EFIH’s ownership interest.

Membership Interests

The following table presents the changes to membership interests during the nine months ended September 30, 2010:

	Capital Accounts	Accumulated Other Comprehensive Loss	Total Membership Interests

Balance as of December 31, 2009	$3,012	$(2)	$3,010
Net income	142	—	142
Contribution from parent	440	—	440
Distributions to EFH Corp.	(2)	—	(2)
Effect of debt push-down from EFH Corp. (b)	1,467	—	1,467
Capital contributions (a)	31	—	31

Balance as of September 30, 2010	$5,090	$(2)	$5,088

(a)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of noncontrolling interests in Oncor.
(b)	Represents the effect of net reduction of debt pushed down from EFH Corp. of $1.537 billion (Note 3) and related interest and income tax effects.

6.	RELATED–PARTY TRANSACTIONS

The following represent the significant related-party transactions of EFIH:

•

Short-term advances from parent totaled $5 million as of September 30, 2010 and short-term advances to parent totaled $3 million as of December 31, 2009. Interest expense/income amounts related to the advances were immaterial.

•

EFH Corp. files a consolidated federal income tax return and allocates income tax liabilities to EFIH substantially as if EFIH was filing its own income tax returns, except that amounts due from Oncor Holdings under a tax sharing agreement are settled directly with EFH Corp. in accordance with that agreement. EFIH’s results are included in the consolidated Texas state margin tax return filed by EFH Corp. EFIH’s amount payable to EFH Corp. related to income taxes totaled $14 million and $1 million as of September 30, 2010 and December 31, 2009, respectively. There were no income tax payments to EFH Corp. in the nine months ended September 30, 2010.

•

As a result of debt exchanges in November 2009 and August 2010, EFIH acquired $3.612 billion and $79 million principal amount of EFH Corp. and TCEH debt securities, respectively, reported as investment in long term debt of affiliates. The carrying value of the investments, which totaled $2.691 billion and $68 million as of September 30, 2010 and December 31, 2009, represents EFIH’s cost to acquire the securities, including cash and principal amount of debt issued as well as costs to issue the new debt, plus $20 million and $1 million of accretion of purchase discount, respectively. EFIH intends to hold the securities to maturity. Interest income recorded on these investments for the three and nine months ended September 30, 2010 totaled $53 million and $56 million, respectively. The $2.691 billion of debt securities held as of September 30, 2010 mature as follows: $7 million in one to five years, $2.680 billion in five to ten years and $4 million in more than ten years. The principal amount and coupon rates of the debt securities held is as follows:

•	$1.428 billion principal amount of EFH Corp. 10.875% Senior Notes due 2017,

•	$2.166 billion principal amount of EFH Corp. 11.25/12.00% Senior Toggle Notes due 2017,

•	$9 million principal amount of EFH Corp. 5.55% Series P Senior Notes due 2014,

•	$6 million principal amount of EFH Corp. 6.50% Series Q Senior Notes due 2024,

•	$3 million principal amount of EFH Corp. 6.55% Series R Senior Notes due 2034,

•	$31 million principal amount of the TCEH 10.25% Senior Notes due 2015, and

•	$48 million principal amount of the TCEH 10.25% Senior Notes due 2015, Series B.

The fair value of the debt securities as of September 30, 2010 and December 31, 2009 totaled $1.949 billion and $74 million, respectively, and gross unrealized losses totaled $742 million as of September 30, 2010 and gross unrealized gains totaled $6 million as of December 31, 2009.

•

Goldman, Sachs & Co. (Goldman) acted as a dealer manager and solicitation agent in the debt exchange offers completed in August 2010 as discussed in Note 3 and received fees of $7 million from EFIH, EFIH Finance and EFH Corp.

•

Affiliates of the Sponsor Group have, and may, sell, acquire or participate in other offerings of debt or debt securities issued by EFIH or its subsidiaries in open market transactions or through loan syndications.

See Note 3 for information regarding guarantees and push down of certain EFH Corp. debt and Note 5 regarding distributions to EFH Corp. and noncash settlement of certain income taxes payable.

Significant related-party transactions between Oncor Holdings (including its consolidated subsidiary Oncor) and EFH Corp., other affiliates of EFH Corp. and the Sponsor Group are as follows:

•

Oncor records revenue from TCEH, principally for electricity delivery fees, which totaled $317 million and $308 million for the three months ended September 30, 2010 and 2009, respectively, and $839 million and $783 million for the nine months ended September 30, 2010 and 2009, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. These revenues from TCEH represented 38% of total revenues for Oncor Holdings for both the nine months ended September 30, 2010 and 2009. Oncor Holdings’ balance sheets as of September 30, 2010 and December 31, 2009 reflect receivables from TCEH totaling $182 million and $151 million, respectively, primarily related to these electricity delivery fees.

•

Oncor records interest income from TCEH with respect to Oncor’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Oncor’s bankruptcy-remote financing subsidiary. The interest income serves to offset Oncor’s interest expense on the transition bonds. This interest income totaled $9 million and $10 million for the three months ended September 30, 2010 and 2009, respectively, and $28 million and $32 million for the nine months ended September 30, 2010 and 2009, respectively.

•

Incremental amounts payable by Oncor related to income taxes as a result of delivery fee surcharges to its customers related to transition bonds are reimbursed by TCEH. Oncor Holding’s financial statements reflect a note receivable from TCEH to Oncor of $227 million ($38 million reported as current in trade accounts and other receivables from affiliates) as of September 30, 2010 and $254 million ($37 million reported as current in trade accounts and other receivables from affiliates) as of December 31, 2009 related to these income taxes.

•

An EFH Corp. subsidiary charges Oncor for financial and certain other administrative services at cost. These costs, which are reported in Oncor Holdings’ operation and maintenance expenses, totaled $9 million and $6 million for the three months ended September 30, 2010 and 2009, respectively, and $27 million and $19 million for the nine months ended September 30, 2010 and 2009, respectively.

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

The change from a regulatory asset of $85 million as of December 31, 2009 to a regulatory liability of $183 million as of September 30, 2010 reflects a new decommissioning cost estimate completed in the second quarter 2010. In accordance with regulatory requirements, a new cost estimate is completed every five years. The change reflected lower cost escalation assumptions as compared to the previous estimate, resulting in a decline in the estimated decommissioning liability.

•

EFH Corp. files a consolidated federal income tax return and allocates income tax liabilities to Oncor Holdings under a tax sharing agreement substantially as if Oncor Holdings was filing its own income tax returns. Oncor Holdings’ results are included in the consolidated Texas state margin tax return filed by EFH Corp. Oncor Holdings’ amount receivable from EFH Corp. related to income taxes, primarily due to timing of payments, totaled $59 million as of September 30, 2010, and amount payable to EFH Corp. related to income taxes totaled $5 million as of December 31, 2009. Oncor Holdings’ net income tax payments in the nine months ended September 30, 2010 totaled $107 million to EFH Corp., and Oncor made federal income tax payments totaling $21 million to noncontrolling interests.

•

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, as of September 30, 2010 and December 31, 2009, TCEH had posted letters of credit in the amount of $14 million and $15 million, respectively, for Oncor’s benefit.

•

At the closing of the Merger in 2007, Oncor entered into its current $2 billion revolving credit facility with a syndicate of financial institutions and other lenders. The syndicate includes affiliates of GS Capital Partners (a member of the Sponsor Group). Affiliates of GS Capital Partners have from time-to-time engaged in commercial transactions with Oncor in the normal course of business.

•

Affiliates of the Sponsor Group have, from time-to-time, performed, and may in the future perform, various financial advisory, dealer, commercial banking and investment banking services for Oncor and certain of its affiliates for which they have received or will receive customary fees and expenses.

•	Affiliates of the Sponsor Group have, and may, sell, acquire or participate in the offerings of debt or debt securities issued by Oncor in open market transactions or through loan syndications.

7.	SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Interest expense	$80	$67	$226	$200
Amortization of debt issuance costs and discounts	2	2	7	7

Total interest expense and related charges	$82	$69	$233	$207

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2010	2009
Cash payments related to:
Interest paid	$6	$—
Noncash investing and financing activities:
Effect of Parent’s payment of interest and issuance of toggle notes as consideration for cash interest, net of tax, on pushed down debt	(42)	87
Capital contribution related to settlement of certain income taxes payable (a)	31	22
Effect of push down of debt from EFH Corp.	(1,618)	—

(a)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of noncontrolling interests in Oncor.

See Note 3 for noncash exchanges of debt.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of EFIH’s financial condition and results of operations for the three and nine months ended September 30, 2010 and 2009 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

EFIH is a Dallas, Texas-based holding company whose wholly-owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. EFIH is a direct, wholly-owned subsidiary of EFH Corp. Because EFIH is managed as an integrated business, there are no separate reportable business segments. Various “ring-fencing” measures have been taken to enhance the credit quality of Oncor Holdings and Oncor. See Notes 1 and 2 to Financial Statements for a description of the material features of these “ring-fencing” measures and for a discussion of the deconsolidation of Oncor (and its majority owner, Oncor Holdings) as the result of a change in accounting principles.

Significant Activities and Events

2010 Debt Exchanges and Repurchases — See Note 3 to Financial Statements for discussion of EFIH 10% Notes issued and EFH Corp. Senior Notes acquired in debt exchange offers closed in August 2010 as well as various EFH Corp. debt exchanges and repurchases in 2010.

Oncor Technology Initiatives — Oncor continues to invest in technology initiatives that include development of a modernized grid through the replacement of existing meters with advanced digital metering equipment and development of advanced digital communication, data management, real-time monitoring and outage detection capabilities. This modernized grid is expected to produce electricity service reliability improvements and provide the potential for additional products and services from REPs that will enable businesses and consumers to better manage their electricity usage and costs. Oncor’s plans provide for the full deployment of over three million advanced meters to all residential and most non-residential retail electricity customers in Oncor’s service area. The advanced meters can be read remotely, rather than by a meter reader physically visiting the location of each meter. Advanced meters facilitate automated demand side management, which allows consumers to monitor the amount of electricity they are consuming and adjust their electricity consumption habits.

As of September 30, 2010, Oncor has installed approximately 1,343,000 advanced digital meters, including approximately 683,000 during the nine months ended September 30, 2010. As the new meters are integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for Texas market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $324 million as of September 30, 2010, including $128 million in 2010. Oncor expects to complete installations of all three million meters by the end of 2012.

Oncor Matters with the PUCT — See discussion of these matters, including the awarded construction of CREZ-related transmission lines, below under “Regulatory Matters.”

RESULTS OF OPERATIONS

Reference is made to the discussion of the retrospective deconsolidation of Oncor Holdings and, accordingly, Oncor in Notes 1 and 2 to Financial Statements. As a result of deconsolidation, the results of Oncor Holdings and Oncor are reflected in the statement of income as equity in earnings of unconsolidated subsidiary (net of tax).

Financial Results — Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Interest income was $72 million in 2010 compared to zero in 2009. The increase reflected interest on investments in long-term debt of affiliates (see Note 6 to Financial Statements).

Interest expense and related charges increased $13 million, or 19%, to $82 million in 2010. The increase reflected the issuance of the EFIH notes in August 2010 and November 2009 and debt pushed down from EFH Corp. (see Note 3 to Financial Statements).

Income tax benefit totaled $9 million in 2010 compared to $23 million in 2009. The effective rate on pretax losses was 90.0% and 33.3% in 2010 and 2009, respectively. The 2010 effective rate reflects the recognition of interest expense previously treated as nondeductible, which resulted from the acquisition of Merger-related debt in August 2010.

Equity in earnings of unconsolidated subsidiary (net of tax) totaled $118 million in 2010 compared to $105 million in 2009 reflecting a $17 million increase (which is before the effect of noncontrolling interests) in Oncor’s net income. The increase was driven by higher revenues, primarily due to rate increases and weather, and the effect of a $25 million write off of regulatory assets in 2009, partially offset by increased noncash expenses recognized as a result of the 2009 rate case order (see discussion below under “Regulatory Matters”).

Net income increased $58 million to $117 million in 2010 reflecting interest income from investments in long-term debt of affiliates and increased equity in earnings of Oncor Holdings, partially offset by increased interest expense.

Financial Results — Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Interest income was $76 million in 2010 compared to zero in 2009. The increase reflected interest on investments in long-term debt of affiliates (see Note 6 to Financial Statements).

Interest expense and related charges increased $26 million, or 13%, to $233 million in 2010. The increase reflected the issuance of the EFIH notes in August 2010 and November 2009 and debt pushed down from EFH Corp. (see Note 3 to Financial Statements).

Income tax benefit totaled $59 million in 2010 compared to $70 million in 2009. The effective rate on pretax losses was 37.6% and 33.8% in 2010 and 2009, respectively. The 2010 effective rate reflects the recognition of interest expense previously treated as nondeductible, which resulted from the acquisition of Merger-related debt in August 2010.

Equity in earnings of unconsolidated subsidiary (net of tax) totaled $240 million in 2010 compared to $217 million in 2009 reflecting a $32 million increase (which is before the effect of noncontrolling interests) in Oncor’s net income. The increase was driven by higher revenues, primarily due to rate increases and weather, and the effect of a $25 million write off of regulatory assets in 2009, partially offset by increased noncash expenses recognized as a result of the 2009 rate case order.

Net income increased $62 million to $142 million in 2010 reflecting increases in interest income and equity in earnings of Oncor Holdings, partially offset by increased interest expense.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash provided by operating activities totaled $95 million and $117 million for the nine months ended September 30, 2010 and 2009, respectively, and primarily consisted of dividends received from Oncor Holdings.

Cash provided by financing activities totaled $413 million in 2010 compared to cash used in financing activities that totaled $117 million in 2009. The $530 million change reflected a capital contribution from EFH Corp. to support the August 2010 debt exchange transaction and reduced distributions to EFH Corp. The activity reflected:

	Nine Months Ended September 30,
	2010	2009

Equity contribution from EFH Corp.	$440	$—
Advances from EFH Corp.	5	—
Distributions to EFH Corp.	(2)	(117)
Debt financing costs	(30)	—

Cash provided by (used in) financing activities	$413	$(117)

Cash used in investing activities totaled $497 million in 2010, reflecting investment in long-term debt of EFH Corp. (see Note 3) and EFH Corp.’s repayment of advances, as compared to zero in 2009.

Depreciation and amortization expense reported in the condensed statement of consolidated cash flows represents the amortization of debt issuance expense related to debt pushed down from EFH Corp. and debt issued by EFIH (see Note 3 to Financial Statements) and is reported in interest expense and related charges in the condensed statement of consolidated income.

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

EFH Corp. made its May 2010 interest payment and will make its November 2010 interest payment on the EFH Corp. Toggle Notes by using the PIK feature of these notes. During such applicable interest periods, the interest rate on these notes is increased from 11.25% to 12.00%. EFH Corp. increased the aggregate principal amount of the notes by $162 million in May 2010 and will further increase the aggregate principal amount of the notes by a currently estimated $32 million in November 2010 (excluding $130 million principal amount to be issued to EFIH as holder of $2.166 billion principal amount of EFH Corp. Toggle Notes acquired in the debt exchange completed in August 2010 and no longer subject to push down to EFIH).

Liquidity Needs — EFIH’s liquidity needs represent interest and principal payments on the EFIH Notes, which are expected to be sourced, in part, from interest and principal payments on TCEH and EFH Corp. debt securities acquired in exchange for the EFIH Notes and cash and held as investments (see Notes 3 and 6 to Financial Statements). EFIH’s additional liquidity sources include receipts of distributions from Oncor Holdings and, as necessary, borrowings from EFH Corp. (See Note 5 to Financial Statements.)

Distributions — In April 2010, EFIH’s board of directors declared, and EFIH paid a cash distribution to EFH Corp. totaling $2 million. See Note 5 to Financial Statements for discussion of distribution restriction provisions.

Distributions from Oncor — Substantially all of EFIH’s net income is derived from Oncor. Until December 31, 2012, distributions paid by Oncor to its members are limited to an amount not to exceed Oncor’s net income determined in accordance with GAAP, subject to certain defined adjustments. Distributions are further limited by an agreement that Oncor’s regulatory capital structure, as determined by the PUCT, will be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. (See Note 5 to Financial Statements.)

In January 2009, the PUCT awarded CREZ construction projects to Oncor. See discussion below under “Regulatory Matters – Oncor Matters with the PUCT.” As a result of the increased capital expenditures for CREZ and the debt-to-equity ratio cap, EFIH expects Oncor’s distributions will be substantially reduced during the CREZ construction period.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — See Note 3 to Financial Statements for discussion of the EFIH Notes and EFH Corp. debt pushed down to EFIH as a result of its guarantee of the debt. The indentures governing the EFIH Notes, EFH Corp. Senior Notes and the EFH Corp. Senior Secured Notes contain covenants that could have a material impact on the liquidity and operations of EFIH. See Note 11 to the 2009 Form 10-K Financial Statements for additional discussion of the covenants contained in these financing arrangements.

Adjusted EBITDA, as used in the restricted payments covenants contained in the indentures governing the EFIH Notes and the EFH Corp. Senior Secured Notes for the twelve months ended September 30, 2010 totaled $1.488 billion and $5.195 billion, respectively. See Exhibit 99(b) and 99(c) for a reconciliation of net income (loss) to Adjusted EBITDA for EFIH and EFH Corp., respectively, for the nine and twelve months ended September 30, 2010 and 2009.

The following table summarizes various financial ratios of EFIH and EFH Corp. that are applicable under certain covenants in the indentures governing the EFIH Notes, the EFH Corp. Senior Notes and the EFH Corp. Senior Secured Notes as of September 30, 2010 and December 31, 2009 and the corresponding covenant threshold levels as of September 30, 2010:

	September 30, 2010	December 31, 2009	Threshold Level as of September 30, 2010

Debt Incurrence Covenants:
EFH Corp. Senior Secured Notes:
EFH Corp. fixed charge coverage ratio	1.3 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
EFIH Notes:
EFIH fixed charge coverage ratio (a)	(d)	53.8 to 1.0	At least 2.0 to 1.0

Restricted Payments/Limitations on Investments Covenants:
EFH Corp. Senior Notes:
General restrictions (Sponsor Group payments):
EFH Corp. leverage ratio	8.5 to 1.0	9.4 to 1.0	Equal to or less than 7.0 to 1.0
EFH Corp. Senior Secured Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (b)	1.6 to 1.0	1.4 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (b)	1.3 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	8.5 to 1.0	9.4 to 1.0	Equal to or less than 7.0 to 1.0
EFIH Notes:
General restrictions (non-EFH Corp. payments):
EFIH fixed charge coverage ratio (a)(c)	14.3 to 1.0	3.9 to 1.0	At least 2.0 to 1.0
General restrictions (EFH Corp. payments):
EFIH fixed charge coverage ratio (a)(c)	(d)	53.8 to 1.0	At least 2.0 to 1.0
EFIH leverage ratio	5.5 to 1.0	4.4 to 1.0	Equal to or less than 6.0 to 1.0

(a)	Although EFIH currently meets the fixed charge coverage ratio threshold applicable to certain covenants contained in the indenture governing the EFIH Notes, EFIH’s ability to use such thresholds to incur debt or make restricted payments/investments is currently limited by the covenants contained in the EFH Corp. Senior Notes and the EFH Corp. Senior Secured Notes.
(b)	The EFH Corp. fixed charge coverage ratio for non-Sponsor Group payments includes the results of Oncor Holdings and its subsidiaries. The EFH Corp. fixed charge coverage ratio for Sponsor Group payments excludes the results of Oncor Holdings and its subsidiaries.
(c)	The EFIH fixed charge coverage ratio for non-EFH Corp. payments includes the results of Oncor Holdings and its subsidiaries. The EFIH fixed charge coverage ratio for EFH Corp. payments excludes the results of Oncor Holdings and its subsidiaries.
(d)	EFIH meets the ratio threshold. Because EFIH’s interest income exceeds interest expense, the result of the ratio calculation is not meaningful.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could or does result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

Each of the indentures governing the EFIH Notes contains a cross acceleration provision whereby a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of EFIH or any of its restricted subsidiaries in an aggregate amount equal to or greater than $250 million may cause the acceleration of the EFIH Notes.

The indentures governing the EFH Corp. Senior Secured Notes contain a cross acceleration provision whereby a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of EFH Corp. or any of its restricted subsidiaries in an aggregate amount equal to or greater than $250 million may cause the acceleration of the EFH Corp. Senior Secured Notes.

A default by Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross default under its credit facility. Under this facility such a default may cause the maturity of outstanding balances ($428 million as of September 30, 2010) under such facility to be accelerated.

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

REGULATORY MATTERS

Oncor Matters with the PUCT

Stipulation Approved by the PUCT — In April 2008, the PUCT entered an order, which became final in June 2008, approving the terms of a stipulation relating to the filing in 2007 by Oncor and Texas Holdings of a Merger-related Joint Report and Application with the PUCT pursuant to Section 14.101(b) of PURA and PUCT Substantive Rule 25.75. The stipulation required the filing of a rate case by Oncor no later than July 1, 2008 based on a test year ended December 31, 2007. In July 2008, Nucor Steel filed an appeal of the PUCT’s order in the 200th District Court of Travis County, Texas. A hearing on the appeal was held in June 2010, and the District Court affirmed the PUCT order in its entirety. Nucor Steel has appealed that ruling. Oncor filed the rate case with the PUCT in June 2008, and the PUCT issued a final order with respect to the rate case in August 2009 as discussed in the 2009 Form 10-K. Oncor and four other parties appealed various portions of the rate case final order to a state district court. Oral argument was held on October 19, 2010. The judge has taken the matter under advisement, and Oncor anticipates receiving a ruling in November 2010.

Transmission Rates (PUCT Docket Nos. 37882, 38460 and 38495) — In order to recover increases in its transmission costs, including incremental fees paid to other transmission service providers due to an increase in their rates, Oncor is allowed to request an update twice a year to the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs. In January 2010, an application was filed to increase the TCRF, which was administratively approved in February 2010 and became effective March 1, 2010. This application is expected to increase annualized revenues by $13 million. In July 2010, an application was filed to increase the TCRF. It was administratively approved in August 2010 and became effective September 1, 2010. This application is expected to increase Oncor’s annualized revenues by $15 million.

In July 2010, Oncor filed an application for an interim update of its wholesale transmission rate, and the PUCT approved the new rate effective September 29, 2010. Oncor’s annualized revenues are expected to increase by an estimated $43 million with $27 million of this increase recoverable through transmission rates charged to wholesale customers and the remaining $16 million recoverable from REPs through the TCRF component of Oncor’s delivery rates.

PUCT Rulemaking — The PUCT has published rule changes in two proceedings that would impact transmission rates. In the first proceeding (PUCT Project No. 37909), the PUCT approved the proposal for adoption at its September 29, 2010 open meeting, which changes the TCRF rule to allow for more complete cost recovery of wholesale transmission charges incurred by distribution service providers. Previously, increased wholesale transmission charges were recoverable by distribution service providers, effective with the March 1 and September 1 TCRF updates, but distribution service providers could not recover increased charges incurred prior to such updates. TCRF filings are still effective March 1 and September 1, but distribution service providers will be allowed to include wholesale transmission charges based on the effective date of the wholesale transmission rate changes. In the second proceeding (PUCT Project No. 37519), the PUCT approved the proposal for adoption at its July 30, 2010 open meeting, making changes to the wholesale transmission rules to allow transmission service providers to update their wholesale transmission rates twice in a calendar year, as compared to once per year under the previous rules, providing more timely recovery of incremental capital investment. Other changes included in this rule (i) tie the effective date of the biannual update portion of the rule to the effective date of the TCRF rule in Project No. 37909, (ii) require the PUCT to consider the effects of reduced regulatory lag when setting rates in the next full rate case and (iii) provide for administrative approval of uncontested interim wholesale transmission rate applications.

Application for 2011 Energy Efficiency Cost Recovery Factor (PUCT Docket No. 38217) — In April 2010, Oncor filed an application with the PUCT to request approval of an energy efficiency cost recovery factor (EECRF) for 2011. PUCT rules require Oncor to make an annual EECRF filing by May 1 for implementation at the beginning of the next calendar year. In September 2010, the PUCT ruled that Oncor will be allowed to recover $51 million through its 2011 EECRF, including $45 million for 2011 program costs and an $11 million performance bonus based on 2009 results as well as a $5 million reduction for over-recovery of 2009 costs, as compared to $54 million recovered through its 2010 EECRF. The resulting monthly charge for residential customers will be $0.91, as compared to the 2010 residential charge of $0.89 per month.

Competitive Renewable Energy Zones (CREZs) — In January 2009, the PUCT awarded approximately $1.3 billion of CREZ construction projects to Oncor (PUCT Docket Nos. 35665 and 37902). The projects involve the construction of transmission lines to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state. The cost estimates for the CREZ construction projects were based upon cost analyses prepared by ERCOT in April 2008. Based on the selection of final routes for the three default and nine priority projects, identification of additional costs not included in the original ERCOT estimate (e.g., wind interconnection facilities and required modifications to existing facilities) and Oncor’s preferred routes for the remaining five subsequent projects, Oncor currently estimates that the cost of these projects will be approximately $1.75 billion. Individual project costs could change based on final route specifications for the subsequent projects determined by the PUCT. In addition, ERCOT is currently performing a study to determine what additional facilities need to be built to provide additional voltage support to the state’s transmission grid as a result of CREZ, and the outcome of this study could result in additional CREZ project costs. Oncor cannot estimate those additional costs at this time. It is expected that ERCOT will release the results of the study by the end of 2010. As of September 30, 2010, Oncor’s cumulative CREZ-related capital expenditures totaled $256 million, including $142 million during the nine months ended September 30, 2010. It is expected that the necessary permitting actions and other requirements and all construction activities for Oncor’s CREZ construction projects will be completed by the end of 2013.

In October 2009, the PUCT initiated a proceeding (Docket No. 37567) to determine whether there was sufficient financial commitment from generators of renewable energy to grant Certificates of Convenience and Necessity for transmission facilities located in two areas in the panhandle of Texas designated as CREZs. Three of the CREZ transmission projects awarded to Oncor are located in the two CREZs that are the subject of the proceeding. The estimated cost of these three transmission projects is approximately $380 million and is included in the $1.75 billion estimate above. In July 2010, a stipulation and proposed order was filed that would allow these projects to proceed. The PUCT approved the proposed order and issued its written order on July 30, 2010.

In July 2009, the City of Garland, Texas filed an Original Petition and Application for Stay and Injunction in the 200th District Court of Travis County, Texas seeking judicial review and a stay of the PUCT’s March 2009 written order selecting transmission service providers (including Oncor) to build CREZ transmission facilities. In January 2010, the district court issued an order reversing the PUCT’s order and remanding it to the PUCT for action consistent with the court’s opinion. The district court order did not contain a stay or injunction and severed the City of Garland’s requests for declaratory and injunctive relief. In February 2010, the PUCT issued orders that severed certain of the CREZ transmission projects awarded to Oncor and others from its consideration of the remand of the written order (PUCT Docket No. 37928) and suspended the schedule sequencing CREZ projects subsequent to CREZ priority projects (PUCT Docket No. 36802). In April 2010, the PUCT issued an order in Docket No. 36802 establishing the sequencing for CREZ projects subsequent to priority projects, which did not affect Oncor other than resulting in the schedule for Oncor to file CCN applications for its five CREZ subsequent projects between May and September 2010 as compared to the original March to May 2010 timeframe. That order excludes two CREZ subsequent projects that had been originally awarded to Lower Colorado River Authority, and the PUCT opened Docket No. 38045 to award these two projects. In July 2010, the City of Garland and South Texas Electric Cooperative filed a participation agreement regarding these two projects. In September 2010, the PUCT awarded the projects to the City of Garland and South Texas Electric Cooperative.

Sunset Review — PURA, the PUCT, ERCOT and the Office of Public Utility Counsel (OPUC) will be subject to “Sunset” review by the Texas Legislature in the 2011 legislative session. Sunset review includes, generally, a comprehensive review of the need for and effectiveness of an administrative agency (the PUCT, ERCOT or the OPUC), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (PURA). A Sunset staff report on the PUCT, ERCOT and the OPUC offering various recommendations for consideration by the Sunset Commission was issued in April 2010, and the related Sunset public meeting was conducted in May 2010. The Sunset Commission met in July 2010 and adopted various recommendations regarding the PUCT, ERCOT and the OPUC. The Sunset Commission will submit its recommendations for the Texas Legislature’s consideration during the next session, which begins in January 2011. EFIH cannot predict the outcome of the sunset review process.

Summary

EFIH cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter its basic financial position, results of operations or cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that EFIH may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. EFIH may transact in financial instruments to hedge interest rate risk related to its indebtedness, but there are currently no such hedges in place. All of the long-term debt as of September 30, 2010 and December 31, 2009 carried fixed interest rates.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in the 2009 Form 10-K and is therefore not presented herein.

Credit Risk

EFIH is exposed to affiliate credit risk associated with the $3.612 billion principal amount of EFH Corp. debt securities and $79 million principal amount of TCEH debt securities it acquired in November 2009 and August 2010 and holds as investments (see Note 6 to Financial Statements). The credit rating of each of these securities is below investment grade. The carrying value of these securities was $2.691 billion as of September 30, 2010.

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

Oncor’s exposure to credit risk associated with accounts receivable totaled $182 million from affiliates, substantially all of which consisted of Oncor’s trade accounts receivable from TCEH, and $293 million from nonaffiliated customers as of September 30, 2010. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $2 million as of September 30, 2010. The nonaffiliated exposure consists almost entirely of noninvestment grade trade accounts receivable, of which $226 million represented trade accounts receivable from REPs. As of September 30, 2010, subsidiaries of one nonaffiliated REP collectively represented 13% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure.

Oncor is also exposed to credit risk associated with the note receivable from TCEH totaling $227 million ($38 million reported as current) as of September 30, 2010.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by EFIH contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that EFIH expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of EFIH’s business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although EFIH believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, “Risk Factors” and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the FERC, the NERC, the TRE, the PUCT, the EPA, and the TCEQ, with respect to:

¡	allowed rate of return;

¡	permitted capital structure;

¡	industry, market and rate structure;

¡	recovery of investments;

¡	acquisitions and disposals of assets and facilities;

¡	operation and construction of facilities;

¡	changes in tax laws and policies, and

¡	changes in and compliance with environmental and safety laws and policies;

•	legal and administrative proceedings and settlements;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	economic conditions, including the impact of a recessionary environment;

•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in ERCOT;

•	changes in business strategy, development plans or vendor relationships;

•	unanticipated changes in interest rates or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	the inability of various counterparties to meet their financial obligations to EFIH and/or its subsidiaries, including failure of counterparties to perform under agreements;

•	general industry trends;

•	hazards customary to the industry and the possibility that EFIH and/or its subsidiaries may not have adequate insurance to cover losses resulting from such hazards;

•	changes in technology used by and services offered by EFIH and/or its subsidiaries;

•

significant changes in the relationship of EFIH and/or its subsidiaries with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	changes in assumptions used to estimate costs of providing employee benefits, including pension and OPEB benefits, and future funding requirements related thereto;

•	significant changes in critical accounting policies material to EFIH and/or its subsidiaries;

•

commercial bank and financial market conditions, access to capital, the cost of such capital, and the results of financing and refinancing efforts by EFIH and/or its subsidiaries, including availability of funds in the capital markets and the potential impact of disruptions in US credit markets;

•	circumstances which may contribute to future impairment of goodwill, intangible or other long-lived assets;

•	financial restrictions imposed by the agreements governing EFIH’s, Oncor’s and certain of EFH Corp.’s debt instruments;

•	the ability of EFIH and/or its subsidiaries to generate sufficient cash flow to make interest payments on their debt instruments;

•	actions by credit rating agencies, and

•	the ability of EFIH and/or its subsidiaries to effectively execute its operational strategy.

Any forward-looking statement speaks only as of the date on which it is made, and, except as may be required by law, EFIH undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible to predict all of them; nor can EFIH assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. As such, investors should not unduly rely on such forward-looking statements.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this report. Based on the evaluation performed, management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this report, no changes in internal controls over financial reporting have occurred that have materially affected, or are reasonably likely to materially affect, EFIH’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Reference is made to the discussion in Note 4 to Financial Statements regarding legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2009 Form 10-K and Item 1A of EFIH’s quarterly report on Form 10-Q for the six months ended June 30, 2010, except for information disclosed elsewhere in this Form 10-Q that provides factual updates to risk factors contained in the 2009 Form 10-K and EFIH’s quarterly report on Form 10-Q for the six months ended June 30, 2010.

ITEM 6.	EXHIBITS

(a)	Exhibits provided as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)	1-12833 Form 8-K (filed July 30, 2010)	99.1	—	Third Supplemental Indenture, dated as of July 29, 2010, to Indenture dated as of October 31, 2007, relating to EFH Corp.’s 10.875% Senior Notes due 2017 and 11.250%/12.000% Senior Toggle Notes due 2017

4(b)	1-12833 Form 8-K (filed August 18, 2010)	4.1	—	Indenture, dated as of August 17, 2010, among EFIH, EFIH Finance and The Bank of New York Mellon Trust Company, N.A.

4(c)	333-100240 Form 8-K (filed September 3, 2010)	10.1	—	Second Amendment to Deed of Trust, Security Agreement and Fixture Filing, dated as of September 3, 2010, by and between Oncor, as grantor, to and for the benefit of The Bank of New York Mellon, as collateral agent

4(d)	333-100240 Form 8-K (filed September 16, 2010)	4.1	—	Officer’s Certificate, dated September 13, 2010, establishing the terms of Oncor’s 5.25% Senior Secured Notes due 2040

4(e)	333-100240 Form 8-K (filed September 16, 2010)	4.2	—	Registration Rights Agreement, dated September 13, 2010, among Oncor and the representatives of the initial purchasers of Oncor’s 5.25% Senior Secured Notes due 2040

4(f)	333-100240 Form 8-K (filed October 12, 2010)	4.1	—	Officer’s Certificate, dated October 8, 2010, establishing the terms of Oncor’s 5.00% Senior Secured Notes due 2017 and 5.75% Senior Secured Notes due 2020

4(g)	333-100240 Form 8-K (filed October 12, 2010)	4.2	—	Registration Rights Agreement, dated October 8, 2010, among Oncor and the dealer managers named therein

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of John F. Young, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of John F. Young, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits	Previously Filed With File Number*	As Exhibit

(99)	Additional Exhibits

99(a)			—	Condensed Statements of Consolidated Income – Twelve Months Ended September 30, 2010.

99(b)			—	Energy Future Intermediate Holding Company LLC Consolidated Adjusted EBITDA reconciliation for the nine and twelve months ended September 30, 2010 and 2009.

99(c)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the nine and twelve months ended September 30, 2010 and 2009.

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

By:	/s/ Stan Szlauderbach
Stan Szlauderbach
Senior Vice President and Controller (Principal Accounting Officer)

Date: October 28, 2010