Form 10-K
period 2010-12-31
Energy Future Intermediate Holding CO LLC
filed 2011-02-18
CIK 1445146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[✓] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

— OR —

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-153529-01

Energy Future Intermediate Holding Company LLC

(Exact name of registrant as specified in its charter)

Delaware	26-1191638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, TX 75201	(214) 812-4600
(Address of principal executive offices)(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
9.75% Senior Secured Notes due 2019	New York Stock Exchange
Guarantees of Energy Future Holdings Corp. 9.75% Senior Secured Notes due 2019	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes        No  ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes        No  ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ✓ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes         No       (The registrant is not currently required to submit such files.)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

    Large accelerated filer        Accelerated filer        Non-Accelerated filer  ✓  (Do not check if a smaller reporting company) Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes        No  ✓

As of February 17, 2011, the outstanding membership interest in Energy Future Intermediate Holding Company LLC was held by Energy Future Holdings Corp.

Energy Future Intermediate Holding Company LLC meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE - None

Energy Future Intermediate Holding Company LLC’s (EFIH) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Energy Future Holdings Corp. website at http://www.energyfutureholdings.com as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. The information on Energy Future Holdings Corp.’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-K. Readers should not rely on or assume the accuracy of any representation or warranty in any agreement that EFIH has filed as an exhibit to this Form 10-K because such representation or warranty may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties’ risk allocation in the particular transaction, may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes or may no longer continue to be true as of any given date.

This Form 10-K and other Securities and Exchange Commission filings of EFIH and its subsidiaries occasionally make references to EFH Corp., EFIH, Oncor Holdings or Oncor when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with, or otherwise reflected in, their respective parent companies’ financial statements for financial reporting purposes. However, these references should not be interpreted to imply that the relevant parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or vice versa.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2009 Form 10-K

EFIH’s Annual Report on Form 10-K for the year ended December 31, 2009 as recast in a Current Report on Form 8-K filed on May 28, 2010 to reflect the adoption of amended consolidation standards related to VIEs (see Note 3)

Adjusted EBITDA

Adjusted EBITDA means EBITDA adjusted to exclude noncash items, unusual items and other adjustments allowable under the EFIH Notes and certain debt arrangements of EFH Corp. (as applicable). See definition of EBITDA below. Adjusted EBITDA and EBITDA are not recognized terms under US GAAP and, thus, are non-GAAP financial measures. EFIH is providing its and EFH Corp.’s Adjusted EBITDA in this Form 10-K (see reconciliations in Exhibits 99(a) and 99(b)) solely because of the important role that Adjusted EBITDA plays in respect of certain covenants contained in the indentures for the EFIH Notes and EFH Corp. debt pushed down to EFIH as discussed in Note 5 to Financial Statements. EFIH does not intend for Adjusted EBITDA (or EBITDA) to be an alternative to net income as a measure of operating performance or an alternative to cash flows from operating activities as a measure of liquidity or an alternative to any other measure of financial performance presented in accordance with US GAAP. Additionally, EFIH does not intend for Adjusted EBITDA (or EBITDA) to be used as a measure of free cash flow available for management’s discretionary use, as the measure excludes certain cash requirements such as interest payments, tax payments and other debt service requirements. Because not all companies use identical calculations, EFIH’s presentation of Adjusted EBITDA (and EBITDA) may not be comparable to similarly titled measures of other companies.

CREZ	Competitive Renewable Energy Zone

EBITDA	Refers to earnings (net income) before interest expense, income taxes, depreciation and amortization. See the definition of Adjusted EBITDA above.

EFCH	Refers to Energy Future Competitive Holdings Company, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include TCEH and Oncor.

EFH Corp. Senior Notes	Refers collectively to EFH Corp.’s 10.875% Senior Notes due November 1, 2017 (EFH Corp. 10.875% Notes) and EFH Corp.’s 11.25%/12.00% Senior Toggle Notes due November 1, 2017 (EFH Corp. Toggle Notes).

EFH Corp. Senior Secured Notes	Refers collectively to EFH Corp.’s 9.75% Senior Secured Notes due October 15, 2019 (EFH Corp. 9.75% Notes) and EFH Corp.’s 10.000% Senior Secured Notes due January 15, 2020 (EFH Corp. 10% Notes).

EFIH	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings, and/or its subsidiaries depending on context.

EFIH Finance	Refers to EFIH Finance Inc., a direct, wholly-owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities.

EFIH Notes

Refers collectively to EFIH’s and EFIH Finance’s 9.75% Senior Secured Notes due October 15, 2019 (EFIH 9.75% Notes) and EFIH’s and EFIH Finance’s 10.000% Senior Secured Notes due December 1, 2020 (EFIH 10% Notes).

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

GAAP	generally accepted accounting principles

Investment LLC

Refers to Oncor Management Investment LLC, a limited liability company and minority membership interest owner (approximately 0.22%) of Oncor, whose managing member is Oncor and whose Class B Interests are owned by certain members of Oncor’s management team and independent directors of Oncor.

kV	kilovolts

kW	kilowatt

kWh	kilowatt-hours

Limited Liability Company Agreement	The Second Amended and Restated Limited Liability Company Agreement of Oncor, dated as of November 5, 2008, by and among Oncor Holdings, Texas Transmission and Investment LLC, as amended.

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

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

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

Sponsor Group

Refers collectively to the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman, Sachs & Co. (See Texas Holdings below.)

TCEH

Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFCH and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context. Its major subsidiaries include Luminant and TXU Energy.

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

PART I

Items 1. and 2. BUSINESS AND PROPERTIES

Energy Future Intermediate Holding Company LLC Business and Strategy

EFIH is a Dallas, Texas-based holding company whose wholly-owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. The business and strategy of Oncor is discussed below as the investment in Oncor represents a substantial portion of the net assets and earnings of EFIH. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Distribution revenues from TCEH represented 36% and 38% of total revenues for the years ended December 31, 2010 and 2009, respectively. EFIH is a direct, wholly-owned subsidiary of EFH Corp. EFIH has no reportable business segments. See Note 2 to Financial Statements regarding the deconsolidation of Oncor (and its majority owner, Oncor Holdings) as a result of amended consolidation accounting standards related to variable interest entities (VIEs) effective January 1, 2010.

As discussed in Notes 3 and 5 to Financial Statements, the balance sheet of EFIH as of December 31, 2010 reflects investments in EFH Corp. and TCEH debt securities with a total carrying value of $2.845 billion and long-term debt totaling $3.172 billion. The investments in debt securities and issuances of debt by EFIH relate to EFH Corp.’s liability management program, under which EFH Corp. is seeking to reduce the amount and extend the maturity of its outstanding debt.

References in this report to EFIH are to EFIH and/or its direct and indirect subsidiaries as apparent in the context. See “Glossary” for definition of terms and abbreviations.

Oncor’s Business

Oncor’s transmission and distribution assets are located principally in the north-central, eastern and western parts of Texas. This territory comprises 91 counties and over 400 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler and Killeen. Oncor is not a seller of electricity, nor does it purchase electricity for resale. It provides transmission services to other electricity distribution companies, cooperatives and municipalities. It provides distribution services to REPs, which sell electricity to retail customers. Oncor’s transmission and distribution rates are regulated by the PUCT. Oncor is also subject to the requirements of the ERCOT Protocols, including Nodal Protocols and ERCOT reliability standards as adopted and enforced by the TRE and the NERC.

Oncor operates the largest transmission and distribution system in Texas, delivering electricity to approximately three million homes and businesses and operating more than 118,000 miles of transmission and distribution lines. Most of Oncor’s power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law. As of December 31, 2010, Oncor had approximately 3,800 full-time employees, including approximately 640 employees under collective bargaining agreements.

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

In November 2008, Oncor sold equity interests to Texas Transmission. Oncor also indirectly sold equity interests to certain members of its board of directors and its management team. Accordingly, after giving effect to all equity issuances, as of December 31, 2010, ownership of Oncor’s outstanding membership interests was as follows: 80.03% held by Oncor Holdings and indirectly by EFH Corp., 19.75% held by Texas Transmission and 0.22% held indirectly by certain members of Oncor’s management and board of directors. See Note 7 to Financial Statements for additional details regarding the sales of equity interests.

Oncor’s Market (ERCOT statistics below were derived from information published by ERCOT)

Oncor operates within the ERCOT market. This market represents approximately 85% of the electricity consumption in Texas. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas and the system operator of the interconnected transmission grid for those systems. ERCOT is responsible for ensuring reliability, adequacy and security of the electric systems as well as nondiscriminatory access to transmission service by all wholesale market participants in the ERCOT region. ERCOT’s membership consists of approximately 300 corporate and associate members, including electric cooperatives, municipal power agencies, independent generators, independent power marketers, transmission service providers and distribution services providers, independent REPs and consumers.

In 2010, ERCOT’s hourly demand peaked at a record 65,776 MW. The ERCOT market has limited interconnections to other markets in the US, which currently limits potential imports into and exports out of the ERCOT market to 1,106 MW of generation capacity (or approximately 2% of peak demand). In addition, wholesale transactions within the ERCOT market are generally not subject to regulation by the FERC.

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

Oncor’s Operations

Performance — Oncor achieved market-leading electricity delivery performance in 12 out of 14 key PUCT market metrics in 2010. These metrics measure the success of transmission and distribution companies in facilitating customer transactions in the competitive Texas electricity market. Two additional metrics for expedited switching were added by the PUCT in 2010.

Investing in Infrastructure and Technology — In 2010, Oncor invested $1.0 billion in its network to construct, rebuild and upgrade transmission lines and associated facilities, to extend the distribution infrastructure, and to pursue certain initiatives in infrastructure maintenance and information technology. Reflecting its commitment to infrastructure, in September 2008, Oncor and several other ERCOT utilities filed with the PUCT a plan to participate in the construction of transmission improvements designed to interconnect existing and future renewable energy facilities to transmit electricity from Competitive Renewable Energy Zones (CREZs) identified by the PUCT. In January 2009, the PUCT awarded CREZ construction projects to Oncor, and Oncor currently estimates the costs of the projects to be approximately $1.75 billion. The projects involve the construction of transmission lines to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state. Oncor expects that all necessary permitting actions and other requirements and all construction activities for its CREZ construction projects will be completed by the end of 2013. As of December 31, 2010, Oncor’s cumulative CREZ-related capital expenditures totaled $316 million, including $202 million during the year ended December 31, 2010. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Matters — Oncor Matters with the PUCT.”

Oncor’s technology upgrade initiatives include development of a modernized grid through the replacement of existing meters with advanced digital metering equipment and development of advanced digital communication, data management, real-time monitoring and outage detection capabilities. This modernized grid is expected to produce electricity service reliability improvements and provide the potential for additional products and services from REPs that will enable businesses and consumers to better manage their electricity usage and costs. Oncor’s plans provide for the full deployment of over three million advanced meters to all residential and most non-residential retail electricity customers in Oncor’s service area. The advanced meters can be read remotely, rather than by a meter reader physically visiting the location of each meter. Advanced meters facilitate automated demand side management, which allows consumers to monitor the amount of electricity they are consuming and adjust their electricity consumption habits. As of December 31, 2010, Oncor has installed approximately 1,514,000 advanced digital meters, including approximately 854,000 during the year ended December 31, 2010. As the new meters are integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $360 million as of December 31, 2010, including $164 million in 2010. Oncor expects to complete installations of the advanced meters by the end of 2012.

In addition to the potential energy efficiencies from advanced metering, Oncor expects to invest over $300 million ($100 million in excess of regulatory requirements) over the five-year period ending 2012 in programs designed to improve customer electricity demand efficiencies. As of December 31, 2010, Oncor has invested $190 million in these programs, including $65 million in 2010, and 47% of the amount in excess of regulatory requirements has been spent.

In a stipulation with several parties that was approved by the PUCT in 2008, Oncor has committed to a variety of actions, including minimum capital spending of $3.6 billion over the five-year period ending December 31, 2012, subject to certain defined conditions. Approximately 72% of this total was spent as of December 31, 2010. This spending does not include the CREZ facilities.

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

PURA allows Oncor to update its transmission rates periodically to reflect changes in invested capital. This “capital tracker” provision encourages investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments.

As of December 31, 2010, Oncor’s transmission facilities included approximately 5,325 circuit miles of 345-kV transmission lines and approximately 9,979 circuit miles of 138-and 69-kV transmission lines. Sixty generation facilities totaling 34,357 MW are directly connected to Oncor’s transmission system, and 278 transmission stations and 705 distribution substations are served from Oncor’s transmission system.

As of December 31, 2010, Oncor’s transmission facilities have the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345kV	138kV	69kV
Centerpoint Energy Inc.	8	—	—
American Electric Power Company, Inc (a)	4	7	11
Lower Colorado River Authority	6	21	3
Texas Municipal Power Agency	8	6	—
Texas New Mexico Power	2	9	11
Brazos Electric Power Cooperative, Inc.	6	109	20
Rayburn Country Electric Cooperative, Inc.	—	35	7
City of Georgetown	—	2	—
Tex-La Electric Cooperative of Texas, Inc.	—	12	1
Other small systems operating wholly within Texas	—	3	3

(a)	One of the 345-kV lines is an asynchronous high-voltage direct current connection with the Southwest Power Pool.

Electricity Distribution — Oncor’s electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including electricity delivery, power quality and system reliability. These responsibilities consist of the ownership, management, construction, maintenance and operation of the distribution system within Oncor’s certificated service area. Oncor’s distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through approximately 3,118 distribution feeders.

The Oncor distribution system includes over 3.1 million points of delivery. Over the past five years, the number of distribution system points of delivery served by Oncor, excluding lighting sites, grew an average of approximately 1.23% per year, adding approximately 29,378 points of delivery in 2010.

The Oncor distribution system consists of approximately 56,374 miles of overhead primary conductors, approximately 21,559 miles of overhead secondary and street light conductors, approximately 15,490 miles of underground primary conductors and approximately 9,640 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25-kV and 12.5-kV.

Distribution rates for residential and small commercial users are based on actual monthly consumption (kWh), and rates for large commercial and industrial users are based on the greater of actual monthly demand (kW) or 80% of peak monthly demand during the prior eleven months.

Customers — Oncor’s transmission customers consist of municipalities, electric cooperatives and other distribution companies. Oncor’s distribution customers consist of more than 75 REPs in Oncor’s certificated service area, including TCEH. Distribution revenues from TCEH represented 36% of Oncor’s total revenues for 2010. Revenues from subsidiaries of Reliant Energy, Inc., each of which is a non-affiliated REP, represented 12% of Oncor’s total revenues for 2010. No other customer represented more than 10% of Oncor’s total operating revenues. The consumers of the electricity delivered by Oncor are free to choose their electricity supplier from REPs who compete for their business.

Seasonality — The revenues and results of operations of Oncor are subject to seasonality, weather conditions and other electricity usage drivers, with revenues being highest in the summer.

Regulation and Rates — As its operations are wholly within Texas, Oncor believes that it is not a public utility as defined in the Federal Power Act and, as a result, it is not subject to general regulation under this act. However, Oncor is subject to reliability standards adopted and enforced by the TRE and the NERC, including NERC critical infrastructure protection standards, under the Federal Power Act.

The PUCT has original jurisdiction over transmission and distribution rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the PUCT and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, PURA prohibits the collection of any rates or charges by a public utility (as defined by PURA) that does not have the prior approval of the appropriate regulatory authority (PUCT or municipality with original jurisdiction). In accordance with a stipulation approved by the PUCT, Oncor filed a rate review with the PUCT in June 2008, based on a test year ended December 31, 2007. In August 2009, the PUCT issued a final order with respect to the rate review.

In January 2011, Oncor filed for a rate review with the PUCT and 203 cities (PUCT Docket No. 38929) based on a test year ended June 30, 2010. If approved as requested, this review would result in an aggregate annual rate increase of approximately $353 million over the test year period adjusted for the impact of weather. Oncor also requested a revised regulatory capital structure of 55% debt to 45% equity. The debt-to-equity ratio established by the PUCT is currently set at 60% debt to 40% equity. The PUCT, cities and other participating parties, with input from Oncor, established a procedural schedule for the review. A hearing on the merits of Oncor’s request is scheduled to commence in May 2011, and resolution of the proposed increase is expected to occur during the second half of 2011.

At the state level, PURA requires owners or operators of transmission facilities to provide open-access wholesale transmission services to third parties at rates and terms that are nondiscriminatory and comparable to the rates and terms of the utility’s own use of its system. The PUCT has adopted rules implementing the state open-access requirements for utilities, including Oncor, that are subject to the PUCT’s jurisdiction over transmission services.

Securitization Bonds — Oncor’s (and Oncor Holdings’) consolidated financial statements include its indirect, bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC. This financing subsidiary was organized for the limited purpose of issuing certain transition bonds in 2003 and 2004. Oncor Electric Delivery Transition Bond Company LLC issued $1.3 billion principal amount of transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002. As of December 31, 2010, $667 million principal amount of transition bonds was outstanding, which mature in the period from 2011 to 2016.

Environmental Regulations and Related Considerations — The TCEQ and the EPA have jurisdiction over water discharges (including storm water) from facilities in Texas. Oncor believes its facilities are presently in material compliance with applicable state and federal requirements relating to discharge of pollutants into the water. Oncor believes it holds all required waste water discharge permits from the TCEQ for facilities in operation and has applied for or obtained necessary permits for facilities under construction. Oncor also believes it can satisfy the requirements necessary to obtain any required permits or renewals. Recent changes to federal rules pertaining to Spill Prevention, Control and Countermeasure (SPCC) plans for oil-filled electrical equipment and bulk storage facilities for oil will require updating of certain facilities. Oncor has developed and implemented SPCC plans as required for those substations, work centers and distribution systems, and believes it is currently in compliance with the new rules that become effective in November 2011.

Treatment, storage and disposal of solid waste and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act. The EPA has issued regulations under the Resource Conservation and Recovery Act of 1976 and the Toxic Substances Control Act, and the TCEQ has issued regulations under the Texas Solid Waste Disposal Act applicable to Oncor’s facilities. Oncor is in compliance with applicable solid and hazardous waste regulations.

Oncor’s capital expenditures for environmental matters totaled $9 million in 2010 and are expected to total approximately $7 million in 2011.

Item 1A.	RISK FACTORS

Some important factors, in addition to others specifically addressed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that could have a material negative impact on EFIH’s operations, financial results and financial condition, or could cause EFIH’s actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, include:

Risks Related to Substantial Indebtedness and Debt Agreements

EFIH’s substantial leverage could adversely affect its ability to raise additional capital to fund its operations, limit its ability to react to changes in the economy or its industry and prevent it from meeting obligations under the various debt agreements governing its debt.

EFIH is highly leveraged. As of December 31, 2010, EFIH’s consolidated principal amount of debt, including pushed down debt, totaled $3.172 billion (see Note 5 to Financial Statements). EFIH’s substantial leverage could have important consequences, including:

•	making it more difficult for EFIH to make payments on its debt;
•

requiring a substantial portion of cash flow to be dedicated to the payment of principal and interest on debt, thereby reducing its ability to use its cash flow to fund future business opportunities and execute its strategy;

•	increasing EFIH’s vulnerability to adverse economic, industry or competitive developments;
•	limiting EFIH’s ability to make strategic acquisitions or causing it to make non-strategic divestitures;
•	limiting EFIH’s ability to obtain additional financing for working capital, debt service requirements, acquisitions and general corporate or other purposes, or to refinance existing debt, and
•

limiting EFIH’s ability to adjust to changing market conditions and placing EFIH at a competitive disadvantage compared to competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that EFIH cannot due to its substantial leverage.

EFIH may pursue transactions and initiatives that are unsuccessful or do not produce the desired outcome.

Future transactions and initiatives that EFIH continuously contemplates and may pursue may have significant effects on its business, capital structure, liquidity and/or results of operations. For example, in addition to the exchange offers that are described in Note 5 to Financial Statements, EFIH has and may continue to pursue, from time to time, transactions and initiatives of various types, including, without limitation, debt exchange transactions, debt repurchases, equity or debt issuances, debt refinancing transactions (including extensions of maturity dates of debt), asset sales, joint ventures, recapitalizations, business combinations and other strategic transactions. There can be no guarantee that any of such transactions or initiatives would be successful or produce the desired outcome, which could ultimately affect EFIH in a material and adverse manner. Moreover, the effects of any of these transactions or initiatives could be material and adverse to holders of EFIH’s debt and could be disproportionate, and directionally different, with respect to one class or type of debt than with respect to others.

Despite EFIH’s current high debt level, it may still be able to incur substantially more debt. This could further exacerbate the risks associated with EFIH’s substantial debt.

EFIH may be able to incur additional debt in the future. Although EFIH’s debt agreements and certain debt agreements of EFH Corp. contain restrictions on EFIH’s ability to incur additional debt, these restrictions are subject to a number of significant qualifications and exceptions. Under certain circumstances, the amount of debt, including secured debt that could be incurred in compliance with these restrictions, could be substantial. The indenture for the EFIH 10% Notes will allow EFIH and EFH Corp. to incur up to an aggregate of $4.0 billion of debt, including the EFH Corp. Senior Secured Notes and the EFIH Notes, secured by a first priority interest in 100% of EFIH’s membership interests and other investments it owns in Oncor Holdings (such membership interests and other investments, the Collateral), and a substantial amount of additional indebtedness, which additional indebtedness may be secured by a junior-priority security interest in the Collateral or by assets of EFIH or EFH Corp. other than the Collateral. If new debt is added to EFIH’s existing debt levels, the related risks that EFIH now faces would intensify.

EFIH’s assets include an investment in debt securities of EFH Corp. that EFIH also guarantees. EFIH will likely depend on receiving interest payments on these debt securities to fund, at least in part, payments on its debt obligations. If EFH Corp. is unable to service its debt securities because TCEH is unable to distribute or loan funds to EFH Corp. or for other reasons, EFIH may be unable to make payments on its obligations, primarily the EFIH Notes.

EFIH’s December 31, 2010 balance sheet reflects an investment in debt securities of EFH Corp. with a carrying value of approximately $2.8 billion and principal amount totaling approximately $3.7 billion. EFIH also guarantees these debt securities. EFIH likely will depend on receiving interest payments on these debt securities to fund, at least in part, payments on the EFIH Notes and its other obligations.

EFH Corp. is a holding company with no business operations and no significant assets other than its equity investments in EFCH, which owns TCEH, and EFIH. The liabilities of EFCH and TCEH exceeded EFCH’s and TCEH’s assets as shown on their respective balance sheets prepared in accordance with US GAAP as of December 31, 2010. Furthermore, recent valuation analyses of TCEH’s business indicate that the principal amount of its outstanding debt currently exceeds its enterprise value. If EFCH and/or TCEH were deemed not to have net assets, they would not be permitted to pay dividends under applicable state law. TCEH loans funds from time to time to EFH Corp., a portion of which EFH Corp. uses to make interest payments on its debt, including debt securities of EFH Corp. that EFIH holds. If EFH Corp. is otherwise unable to make payments on its debt securities, EFIH (along with the other guarantors of such debt securities) would be required to make payments on such debt pursuant to its guarantees, and EFIH may be unable to make payments on the EFIH Notes and its other obligations.

The ability of EFH Corp. to receive funds from TCEH and/or EFCH is subject to risks related to TCEH’s business, operations and financial condition, including, among others, general economic conditions, ERCOT market structure, oversight and competition and wholesale electricity prices in ERCOT (which are generally a function of forward natural gas prices and ERCOT market heat rates). In addition, as of December 31, 2010, TCEH had $30.5 billion principal amount of debt outstanding (including short-term borrowings, long-term debt including amounts due currently and long-term debt held by affiliates), a substantial portion of which matures in 2014 through 2016. Forward natural gas prices have generally trended downward since mid-2008. In recent years natural gas supply has outpaced demand as a result of increased drilling of shale gas deposits combined with lingering demand weakness associated with the economic recession, and many industry experts expect this supply/demand imbalance to continue for a number of years, thereby depressing natural gas prices for a long-term period. While TCEH’s long-term hedging program is designed to mitigate the effect on earnings of low wholesale electricity prices, due to low natural gas prices, these market conditions are challenging to the long-term profitability of TCEH’s generation assets. Specifically, low natural gas prices and the correlated effect in ERCOT on wholesale power prices could have a material adverse impact on the overall profitability of TCEH’s generation assets for periods in which TCEH does not have significant hedge positions. As of December 31, 2010, TCEH had hedged only approximately 51% and 19% of its wholesale natural gas price exposure related to expected generation output for 2013 and 2014, respectively, and do not have any significant amounts of hedges in place for periods after 2014. A continuation or worsening of these market conditions could limit TCEH’s ability to hedge its wholesale power revenues at sufficient price levels to support its interest payments and debt maturities, could adversely impact TCEH’s ability to loan funds to EFH Corp. in order for EFH Corp. to make interest payments on EFH Corp.’s debt, and could adversely impact TCEH’s ability to refinance its substantial debt due in 2013 and 2014.

Additionally, EFIH may acquire additional debt securities of EFH Corp. in the future in connection with exchange offers, debt repurchases or other transactions, in which case the risks described above would be intensified.

EFIH’s debt agreements, certain of the debt agreements of EFH Corp. and the Oncor “ring-fencing” measures contain restrictions that limit flexibility in operating EFIH’s businesses.

EFIH’s debt agreements and certain of the debt agreements of EFH Corp. contain various covenants and other restrictions that limit EFIH’s ability to engage in specified types of transactions and may adversely affect EFIH’s operating activities. These covenants and other restrictions limit EFIH’s ability to, among other things:

•	incur additional debt or issue preferred shares;
•	pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments;
•	make investments;
•	sell or transfer assets;
•	create liens on assets to secure debt;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of its assets;
•	enter into transactions with its affiliates, and
•	designate subsidiaries as unrestricted subsidiaries.

There are a number of important limitations and exceptions to these covenants and other restrictions (see Note 5 to Financial Statements).

In addition, EFH Corp. and Oncor have implemented a number of “ring-fencing” measures to enhance the credit quality of Oncor Holdings and its subsidiaries, including Oncor. See Note 1 to Financial Statements for a description of the material features of these “ring-fencing” measures. Those measures, many of which were agreed to and required by the PUCT’s Order on Rehearing in Docket No. 34077, include, among other things:

•	Oncor Holdings’ and Oncor’s board of directors being comprised of a majority of directors that are independent from the Texas Holdings Group, EFH Corp. and its other subsidiaries, including EFIH;
•	Oncor being treated as an unrestricted subsidiary with respect to EFIH’s and EFH Corp.’s debt;
•	Oncor not being restricted from incurring its own debt;
•	Oncor not guaranteeing or pledging any of its assets to secure the debt of any member of the Texas Holdings Group, including EFIH;
•

restrictions on distributions by Oncor, and the right of the independent members of Oncor’s board of directors and the largest non-majority member of Oncor to block the payment of distributions to Oncor Holdings (i.e. such distributions not being available to EFIH or EFH Corp. under certain circumstances), and

•	restrictions on the ability to sell a majority interest in Oncor until October 2012.

EFIH may not be able to generate or receive sufficient cash to service all of its debt and may be forced to take other actions to satisfy obligations under its debt agreements, which may not be successful.

EFIH’s ability to make scheduled payments on debt obligations depends on i) its financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond its control, ii) receipt of interest payments from EFH Corp. and TCEH on EFH Corp. and TCEH debt held by EFIH and iii) capital contributions or loans from EFH Corp. EFIH may not be able to maintain a level of cash flows sufficient to permit it to pay the principal, premium, if any, and interest on its debt.

If cash flows and capital resources are insufficient to fund EFIH’s debt service obligations, EFIH could face substantial liquidity problems and might be forced to reduce or delay investments, or to dispose of assets or operations, seek additional capital or restructure or refinance debt. These alternative measures may not be successful, may not be completed on economically attractive terms or may not be adequate for EFIH to meet its debt service obligations when due. Additionally, EFIH’s debt agreements limit the use of the proceeds from many dispositions of assets or operations. As a result, EFIH may not be allowed, under these agreements, to use proceeds from such dispositions to satisfy its debt service obligations.

EFH Corp. and TCEH are not obligated to provide funds to EFIH to pay principal, premium and interest on the EFIH Notes or other obligations.

None of EFH Corp., EFCH or TCEH and its subsidiaries are obligated to make any loans or payments to EFIH, including to make payments on the EFIH Notes. However, EFH Corp. may choose to, but is not obligated to, loan or contribute cash to EFIH to make such payments. EFH Corp. is a holding company and substantially all of its consolidated assets are held by its subsidiaries. Therefore, to the extent EFH Corp. chooses to loan or contribute cash to make payments on EFIH debt or other obligations, EFH Corp. will likely depend on cash generated by or loans from EFCH, TCEH and TCEH’s subsidiaries to make such loans or contributions. Pursuant to the indentures governing certain TCEH notes due in 2015, 2016 and 2021 and TCEH’s senior secured credit facilities, as long as TCEH is a subsidiary of EFH Corp., TCEH may provide EFH Corp. with intercompany loans on arm’s length terms to allow EFH Corp. to pay principal, premium and interest on certain debt of EFH Corp. However, such indentures limit TCEH’s ability to provide such loans for payment of principal, premium and interest on debt of EFH Corp.’s subsidiaries, including the EFIH Notes. Further, under the terms of TCEH’s debt agreements and state law, TCEH is restricted from paying distributions, except in limited circumstances. As a result, if EFH Corp. does not make capital contributions or loans to EFIH or if TCEH does not or is not permitted to make loans to EFH Corp. for EFH Corp. to service its debt, then EFIH may not be able to make payments on the EFIH Notes or its other obligations.

EFIH has a very limited ability to control activities at Oncor due to structural and operational “ring-fencing” measures.

EFIH depends, in part, upon Oncor for its cash flows and relies on such cash flows in order to pay its obligations. However, EFIH has a very limited ability to control the activities of Oncor. As part of the “ring-fencing” measures implemented by EFH Corp. and Oncor, a majority of the members of Oncor’s board of directors are required to meet the New York Stock Exchange requirements for independence in all material respects, and the unanimous, or majority, consent of such directors is required for Oncor to take certain material actions. In addition, any new independent directors are required to be appointed by the nominating committee of Oncor Holdings’ board of directors, a majority of whose members are independent directors. No member of EFIH’s or EFH Corp.’s management is a member of Oncor’s board of directors. Under Oncor Holdings’ and Oncor’s organizational documents, EFH Corp. has limited indirect consent rights with respect to the activities of Oncor, including the following: new issuances of equity securities by Oncor, material transactions with third parties involving Oncor outside of the ordinary course of business, actions that cause Oncor’s assets to increase the level of jurisdiction of the FERC, any changes to the state of formation of Oncor, material changes to accounting methods not required by US GAAP, and actions that fail to enforce certain tax sharing obligations between Oncor and EFH Corp. In addition, the Sponsor Group has committed with the PUCT to hold a majority interest in Oncor through October 2012.

Risks Related to Structure

EFIH is a holding company and its obligations are structurally subordinated to existing and future liabilities and preferred stock of its subsidiaries.

EFIH’s cash flows and ability to meet its obligations are largely dependent upon the earnings of its subsidiaries, in particular, Oncor, and the payment of such earnings to EFIH in the form of dividends or distributions. These subsidiaries are separate and distinct legal entities and have no obligation to provide EFIH with funds for its payment obligations. Any decision by a subsidiary to provide EFIH with funds for its payment obligations, whether by dividends or distributions, will depend on, among other things, the subsidiary’s results of operations, financial condition, cash requirements, contractual restrictions and other factors. In addition, a subsidiary’s ability to pay dividends may be limited by covenants in its existing and future debt agreements or applicable law. Further, the distributions that may be paid by Oncor are limited as discussed below.

Because EFIH is a holding company, its obligations to its creditors are structurally subordinated to all existing and future liabilities and existing and future preferred stock of its subsidiaries that do not guarantee such obligations. Therefore, EFIH’s rights and the rights of its creditors to participate in the assets of any subsidiary in the event that such a subsidiary is liquidated or reorganized are subject to the prior claims of such subsidiary’s creditors and holders of such subsidiary’s preferred stock. To the extent that EFIH may be a creditor with recognized claims against any such subsidiary, EFIH’s claims would still be subject to the prior claims of such subsidiary’s creditors to the extent that they are secured or senior to those held by EFIH. Subject to restrictions contained in financing arrangements, EFIH’s subsidiaries may incur additional debt and other liabilities.

Oncor may or may not make any distributions to EFIH.

Upon the consummation of the Merger, EFH Corp. and Oncor implemented certain structural and operational “ring-fencing” measures, including certain measures required by the PUCT’s Order on Rehearing in Docket No. 34077, that were based on principles articulated by rating agencies and commitments made by Texas Holdings and Oncor to the PUCT and the FERC and to the PUCT in Docket No. 34077 to further enhance Oncor’s credit quality. See Note 1 to Financial Statements for a description of the material features of these “ring-fencing” measures. These measures were put in place to mitigate Oncor’s credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities.

As part of the ring-fencing measures, a majority of the members of the board of directors of Oncor are required to be, and are, independent from EFH Corp. Any new independent directors of Oncor are required to be appointed by the nominating committee of Oncor Holdings. The organizational documents of Oncor give these independent directors, acting by majority vote, and, during certain periods, any director designated by Texas Transmission, the express right to prevent distributions from Oncor if they determine that it is in the best interests of Oncor to retain such amounts to meet expected future requirements. Accordingly, there can be no assurance that Oncor will make any distributions to EFIH.

In addition, Oncor’s organizational documents limit Oncor’s distributions to its owners, including EFIH, through December 31, 2012 to an amount not to exceed Oncor’s net income (determined in accordance with US GAAP, subject to certain defined adjustments, including goodwill impairments) and prohibit Oncor from making any distribution to EFIH so long as and to the extent that such distribution would cause Oncor’s regulatory capital structure to exceed the debt-to-equity ratio established from time to time by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Matters — Oncor Matters with the PUCT” for discussion of a rate review filed by Oncor in January 2011 that, among other things, requested a revised regulatory capital structure of 55% debt to 45% equity.

In March 2009, the PUCT awarded Oncor the right to construct transmission lines and facilities associated with its CREZ Transmission Plan, the cost of which is currently estimated by Oncor to be approximately $1.75 billion (see discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Matters — Oncor Matters with the PUCT”). With the award, it is likely Oncor will incur additional debt. In addition, Oncor may incur additional debt in connection with other investments in infrastructure or technology, including automated accounting systems. Accordingly, while Oncor is required to maintain a specified debt-to-equity ratio, there can be no assurance that Oncor’s equity balance will be sufficient to maintain the required debt-to-equity ratio established from time to time by the PUCT for ratemaking purposes, thereby restricting Oncor from making any distributions to EFIH. In addition, any increase in Oncor’s interest expense may reduce the amounts available to be distributed to EFIH.

Risks Related to EFIH’s Investment in Oncor

EFIH is a holding company conducting its operations principally through its subsidiary Oncor (in which EFIH indirectly holds an approximate 80% ownership interest). As such, the risks described below relating to Oncor’s business will apply to EFIH. Given the “ring-fencing” measures that have been implemented by EFH Corp. and Oncor described in Note 1 to Financial Statements, EFIH will have limited ability to mitigate any of the risks described below.

Oncor’s business is subject to ongoing complex governmental regulations and legislation that have impacted, and may in the future impact, its business and/or results of operations.

Oncor’s business operates in a changing market environment influenced by various state and federal legislative and regulatory initiatives regarding the restructuring of the energy industry. Oncor will need to continually adapt to these changes.

Oncor’s business is subject to changes in state and federal laws (including PURA, the Federal Power Act, the Public Utility Regulatory Policies Act of 1978 and the Energy Policy Act of 2005), changing governmental policy and regulatory actions (including those of the PUCT, the NERC, the TRE, the TCEQ, the FERC and the EPA) and the rules, guidelines and protocols of ERCOT with respect to matters including, but not limited to, market structure and design, construction and operation of transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of costs and investments, return on invested capital and environmental matters. Changes in, revisions to, or reinterpretations of existing laws and regulations may have a material and adverse effect on Oncor’s business.

The Texas Legislature meets every two years (the current legislative session began in January 2011), and from time to time bills are introduced and considered that could materially affect Oncor’s business. The State of Texas currently faces a substantial budget deficit, and the Texas Legislature is expected to enact spending cuts to address this shortfall. Oncor cannot predict whether spending cuts or other actions taken with respect to the budget deficit will affect the PUCT or other agencies that relate to its business or whether any such spending cuts or other actions taken with respect to the budget deficit will have a material impact on its business. There can be no assurance that future action of the Texas Legislature will not result in legislation that could have a material adverse effect on Oncor and its financial prospects.

PURA, the PUCT, ERCOT, the TCEQ and the Texas Office of Public Utility Council (OPUC) are subject to a “Sunset” review by the Texas Sunset Advisory Commission. PURA will expire, and the PUCT will be abolished, on September 1, 2011 unless extended by the Texas Legislature following such review. If any of PURA, the PUCT, ERCOT, the TCEQ or the OPUC are not renewed by the Texas Legislature pursuant to Sunset review, it could have a material effect on Oncor’s business.

Sunset review is the regular assessment of the continuing need for a state agency to exist, and is grounded in the premise that an agency will be abolished unless legislation is passed to continue its functions. The Texas Sunset Advisory Commission (Sunset Commission) closely reviews each agency and recommends action on each agency to the Texas Legislature, which action may include modifying or even abolishing the agency. Of the agencies scheduled for Sunset review by the Sunset Commission in 2010 and 2011, the following are the most significant to Oncor’s business: the PUCT, ERCOT, the TCEQ and the OPUC. These agencies are subject to a focused, limited scope, or special purpose review. These agencies, for the most part, participate in, govern or operate the electricity markets in Texas upon which Oncor’s business model is based. PURA, which expires September 1, 2011, is also subject to Sunset review. If the Texas Legislature fails to renew PURA or any of these agencies, it could result in a significant restructuring of the Texas electricity market or regulatory regime that could have a material impact on Oncor’s business. There can be no assurance that future action of the Sunset Commission will not result in legislation that could have a material adverse effect on Oncor and its financial prospects.

The rates of Oncor’s electricity delivery business are subject to regulatory review, and may be reduced below current levels, which could adversely impact Oncor’s financial condition and results of operations.

The rates charged by Oncor are regulated by the PUCT and certain cities and are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Oncor’s rates are regulated based on an analysis of Oncor’s costs and capital structure, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the PUCT will judge all of Oncor’s costs to have been prudently incurred, that the PUCT will not reduce the amount of invested capital included in the capital structure that Oncor’s rates are based upon, or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of Oncor’s costs, including regulatory assets reported in Oncor’s balance sheet, and the return on invested capital allowed by the PUCT.

In addition, in connection with the Merger, Oncor has made several commitments to the PUCT regarding its rates. For example, Oncor committed that it will, in rate cases after its 2008 general rate case through proceedings initiated prior to December 31, 2012, support a cost of debt that will be no greater than the then-current cost of debt of electric utilities with credit ratings equal to Oncor’s ratings as of October 1, 2007. As a result, Oncor may not be able to recover all of its debt costs if they are above those levels. In January 2011, Oncor filed for a rate review with the PUCT and 203 cities as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Matters.”

The operation and maintenance of electricity delivery facilities involves significant risks that could adversely affect Oncor’s results of operation and financial condition.

The operation and maintenance of delivery facilities involves many risks, including equipment breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of efficiency or reliability, the occurrence of any of which could result in lost revenues and/or increased expenses that may not be recoverable through rates. A significant number of Oncor’s facilities were constructed many years ago. In particular, older transmission and distribution equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep operating at peak efficiency or reliability. The risk of increased maintenance and capital expenditures arises from damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, Oncor’s ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, Oncor could be subject to additional costs that may not be recoverable through rates and/or the write-off of its investment in the project or improvement.

Insurance, warranties or performance guarantees may not cover all or any of the lost revenues or increased expenses that could result from the risks discussed above. Likewise, Oncor’s ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside Oncor’s control.

Oncor’s capital deployment program may not be executed as planned, which could adversely impact Oncor’s financial condition and results of operations.

There can be no guarantee that the execution of Oncor’s capital deployment program for its electricity delivery facilities will be successful, and there can be no assurance that the capital investments Oncor intends to make in connection with its electricity delivery business will produce the desired reductions in cost and improvements to service and reliability. Furthermore, there can be no guarantee that Oncor’s capital investments, including its investments associated with projects to construct CREZ-related transmission lines and facilities will ultimately be recoverable through rates or, if recovered, that they will be recovered on a timely basis. There can also be no assurance that the PUCT’s award of CREZ construction projects will not be delayed, modified or otherwise vacated through judicial or administrative actions. For more information regarding the limitation on recovering the value of investments using rates and the CREZ project, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Risks and Challenges” and “— Regulatory Matters,” respectively.

Market volatility may impact Oncor’s business and financial condition in ways that Oncor currently cannot predict.

Because its operations are capital intensive, Oncor expects to rely over the long-term upon access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash-on-hand, operating cash flows or its revolving credit facility. With the construction of Oncor’s planned projects, it is likely Oncor will incur additional debt. In addition, Oncor may incur additional debt in connection with other investments in infrastructure or technology. The capital and credit markets experienced extreme volatility and disruption in 2008 and 2009. Oncor’s ability to access the capital or credit markets may be severely restricted at a time when Oncor would like, or needs, to access those markets, which could have an impact on Oncor’s flexibility to react to changing economic and business conditions. In addition, the cost of debt financing may be materially and adversely impacted by these market conditions. Even if Oncor is able to obtain debt financing, it may be unable to recover in rates some or all of the costs of such debt financing as a result of its agreement with the PUCT that it will, in rate cases initiated prior to December 31, 2012, support a cost of debt that will be no greater than the then-current cost of debt of electric utilities with investment grade credit ratings equal to Oncor’s ratings as of October 1, 2007. Accordingly, there can be no assurance that the capital and credit markets will continue to be a reliable or acceptable source of short-term or long-term financing for Oncor. Additionally, disruptions in the capital and credit markets could have a broader impact on the economy in general in ways that could lead to reduced electricity usage, which could have a negative impact on Oncor’s revenues, or could have an impact on Oncor’s customers, counterparties and/or lenders, causing them to fail to meet their obligations to Oncor.

Oncor’s revenues are concentrated in a small number of customers, and any delay or default in payment could adversely affect its cash flows, financial condition and results of operations.

Oncor’s revenues from the distribution of electricity are collected from more than 75 REPs, including TXU Energy (a subsidiary of TCEH), that sell the electricity Oncor distributes to their customers. Distribution revenues from TCEH represented 36% of Oncor’s total revenues for the year ended December 31, 2010. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these retail providers to pay for Oncor’s services or could cause them to delay such payments. Oncor depends on these REPs to timely remit these revenues to Oncor. Oncor could experience delays or defaults in payment from these REPs, which could adversely affect Oncor’s cash flows, financial condition and results of operations. Due to commitments made to the PUCT in connection with the Merger, Oncor may not recover bad debt expense, or certain other costs and expenses, from rate payers in the event of a default or bankruptcy by an affiliate REP.

Oncor’s ring-fencing measures may not work as planned.

As discussed above, to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group, various legal, financial and contractual provisions were implemented. These enhancements are intended to minimize the risk that a court would order any of the Oncor Ring-Fenced Entities’ assets and liabilities to be substantively consolidated with those of any member of the Texas Holdings Group in the event that a member of the Texas Holdings Group were to become a debtor in a bankruptcy case. Nevertheless, bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict. Accordingly, if any member of the Texas Holdings Group were to become a debtor in a bankruptcy case, there can be no assurance that a court would not order an Oncor Ring-Fenced Entity’s assets and liabilities to be substantively consolidated with those of such member of the Texas Holdings Group or that a proceeding would not result in a disruption of services Oncor receives from or jointly with affiliates. See Note 1 to Financial Statements for additional information on ring-fencing measures.

Adverse actions with respect to Oncor’s credit ratings could negatively affect Oncor’s ability to access capital.

Oncor’s access to capital markets and its cost of debt could be directly affected by its credit ratings. Any adverse action with respect to Oncor’s credit ratings would generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. Oncor’s credit ratings are substantially higher than those of EFH Corp. and EFIH. Despite the ring-fencing measures, ratings agencies could take an adverse action with respect to Oncor’s credit ratings in response to liability management activities by EFH Corp. or for other reasons. In the event any such adverse action takes place and causes Oncor’s borrowing costs to increase, Oncor may not be able to recover such increased costs if they exceed the PUCT-approved cost of debt determined in its 2008 general rate case or subsequent rate cases.

Most of Oncor’s large customers, suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions with Oncor. If its credit ratings decline, the costs to operate Oncor’s business would likely increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with Oncor.

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

Oncor’s operations are capital intensive. Oncor relies on access to financial markets and its credit facility as a significant source of liquidity for capital requirements not satisfied by cash-on-hand or operating cash flows. The inability to raise capital on favorable terms or access liquidity facilities, particularly during times of uncertainty similar to those experienced in the financial markets in 2008 and 2009, could adversely impact Oncor’s ability to sustain and grow its businesses and would likely increase capital costs that may not be recoverable through rates. Oncor’s access to the financial markets and its credit facility, and the pricing and terms Oncor receives in the financial markets, could be adversely impacted by various factors, such as:

•	changes in financial markets that reduce available credit or the ability to obtain or renew liquidity facilities on acceptable terms;
•	economic weakness in the ERCOT market;
•	changes in interest rates;
•	a deterioration of Oncor’s credit or a reduction in Oncor’s credit ratings;
•	a deterioration of the credit or bankruptcy of one or more lenders under Oncor’s credit facility that affects the ability of such lender(s) to make loans to Oncor;
•

a deterioration of the credit of EFH Corp. or EFH Corp.’s other subsidiaries or a reduction in the credit ratings of EFH Corp. or EFH Corp.’s other subsidiaries that is perceived to potentially have an adverse impact on Oncor despite the ring-fencing of the Oncor Ring-Fenced Entities from the Texas Holdings Group;

•	a material breakdown in Oncor’s risk management procedures, and
•	the occurrence of changes that restrict Oncor’s ability to access its credit facility or the capital markets.

Oncor’s primary source of liquidity aside from operating cash flows is its ability to borrow under its credit facility. The facility contains a debt-to-capital ratio covenant that effectively limits Oncor’s ability to incur indebtedness in the future. As of December 31, 2010, Oncor was in compliance with such covenant. The credit facility and the senior notes issued by Oncor are secured by a deed of trust, which permits Oncor to secure other indebtedness with the lien of the deed of trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the fair value of certain property additions that could be certified to the deed of trust collateral agent. As of December 31, 2010, the available bond credits were approximately $1.386 billion and the amount of additional potential indebtedness that could be secured by property additions, subject to appraisal and a certification process, was $1.161 billion. In connection with the Merger, Oncor committed to the PUCT that it would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. As of December 31, 2010, Oncor’s regulatory capitalization ratio was 59.7% debt and 40.3% equity. Oncor’s ability to incur additional long-term debt will be limited by its regulatory capital structure.

The litigation environment in which Oncor operates poses a significant risk to its business.

Oncor is involved in the ordinary course of business in a number of lawsuits involving employment, commercial and environmental issues, and other claims for injuries and damages, among other matters. Judges and juries in the State of Texas have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage and business tort cases. Oncor uses appropriate means to contest litigation threatened or filed against it, but the litigation environment in the State of Texas poses a significant business risk.

The costs of providing pension and OPEB and related funding requirements may have a material adverse effect on Oncor’s results of operations and financial condition.

Oncor is a participating employer in the pension plan sponsored by EFH Corp. and offers pension benefits based on either a traditional defined benefit formula or a cash balance formula. Oncor also participates in health care and life insurance benefit plans offered by EFH Corp. to eligible employees and their eligible dependents upon the retirement of such employees from Oncor. Oncor’s share of the costs of providing such benefits and related funding requirements are dependent upon numerous factors, assumptions and estimates and are subject to changes in these factors, assumptions and estimates, including the market value of the assets funding EFH Corp.’s pension and OPEB plans. Benefits costs and related funding requirements are also subject to changing employee demographics (including but not limited to age, compensation levels and years of accredited service), the level of contributions made to retiree plans, expected and actual earnings on plan assets and the discount rates used in determining the projected benefit obligation. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in actual market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods.

If EFH Corp was unable to make required contributions to the pension plan while it was a member of Oncor’s controlled group within the meaning of the Employee Retirement Income Security Act of 1974 (ERISA), Oncor would potentially be liable under ERISA for such contributions as well as for any unfunded pension plan liability that EFH Corp. is unable to pay. Oncor’s funding for EFH Corp.’s pension and OPEB plans and Oncor’s supplemental retirement plan in 2011 is expected to total $173 million, $18 million and $3 million, respectively. Based on the funded status of the pension plan at December 31, 2010, funding for EFH Corp.’s pension plan is expected to total approximately $918 million (excluding amounts contributed to nonqualified plans) for the 2011 to 2015 period. Oncor is expected to fund approximately 72% of this amount consistent with its share of the pension liability. In 2010, Oncor made cash contributions to EFH Corp.’s pension and OPEB plans and Oncor’s supplemental retirement plan of $40 million, $18 million and $3 million, respectively.

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

Changes in technology or increased conservation efforts may reduce the value of Oncor’s electricity delivery facilities and may significantly impact Oncor’s business in other ways as well.

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

Cyber Security and Infrastructure Protection Risk

A breach of cyber/data security measures that impairs Oncor’s information technology infrastructure could disrupt normal business operations and affect its ability to control its transmission and distribution assets, access customer information and limit communication with third parties. Any loss of confidential or proprietary data through a breach could materially and adversely affect Oncor’s reputation, expose it to legal claims, impair its ability to execute on business strategies and/or materially and adversely affect its financial condition, results of operations and liquidity.

Oncor participates in industry groups and with regulators to remain current on emerging threats and mitigating techniques. These groups include, but are not limited to: the US Cyber Emergency Response Team, the National Electric Sector Cyber Security Organization, the Department of Homeland Security, the NRC and NERC. Oncor also applies the knowledge gained by continuing to invest in technology, processes and services to detect, mitigate and protect its cyber assets. These investments include upgrades to network architecture, regular intrusion detection monitoring and compliance with emerging industry regulation.

The loss of the services of Oncor’s key management and personnel could adversely affect Oncor’s ability to operate its businesses.

Oncor’s future success will depend on its ability to continue to attract and retain highly qualified personnel. Oncor competes for such personnel with many other companies, in and outside Oncor’s industry, government entities and other organizations. Oncor may not be successful in retaining its current personnel or in hiring or retaining qualified personnel in the future. Failure to attract new personnel or retain existing personnel could have a material adverse effect on Oncor’s business.

Oncor’s revenues and results of operations are seasonal.

A significant portion of Oncor’s revenues is derived from rates that Oncor collects from REPs based on the amount of electricity Oncor distributes on behalf of such REPs. Sales of electricity to residential and commercial customers are influenced by temperature fluctuations. Thus, Oncor’s revenues and results of operations are subject to seasonality, weather conditions and other electricity usage drivers, with revenues being highest in the summer.

As was the case in the fourth quarter 2008, goodwill that Oncor has recorded in connection with the Merger is subject to at least annual impairment evaluations, and as a result, Oncor could be required to write off some or all of this goodwill, which may cause adverse impacts on Oncor’s financial condition and results of operations.

In accordance with accounting standards, recorded goodwill is not amortized but is reviewed annually or more frequently for impairment, if certain conditions exist, and may be impaired. Any reduction in or impairment of the value of goodwill will result in a charge against earnings, which could cause a material adverse impact on Oncor’s reported results of operations and financial position. In the fourth quarter of 2008, Oncor recorded a goodwill impairment charge totaling $860 million, which was not deductible for income tax-related purposes.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 3.	LEGAL PROCEEDINGS

EFIH may be involved in various legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

Item 4.	(REMOVED AND RESERVED)

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED EQUITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable. EFIH’s outstanding membership interest is held by EFH Corp.

See Note 7 to Financial Statements for a description of cash distributions EFIH paid to EFH Corp. and the restrictions on EFIH’s ability to pay such distributions.

Item 6.	SELECTED FINANCIAL DATA

	Successor (a)				Predecessor (a)
	As of December 31,				As of December 31, 2006
	2010	2009	2008	2007
	(millions of dollars, except ratios)
Total assets	$8,547	$5,577	$5,363	$7,732	$2,975
Capitalization
Long-term debt (b)	$3,172	$2,513	$2,250	$2,250	$—
Membership interests	5,193	3,010	3,069	5,439	2,975

Total	$8,365	$5,523	$5,319	$7,689	$2,975

Capitalization ratios
Long-term debt (b)	37.9%	45.5%	42.3%	29.3%	—
Membership interests	62.1	54.5	57.7	70.7	100.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%

	Successor (a)				Predecessor (a)
				Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
	Year Ended December 31,					Year Ended December 31, 2006
	2010	2009	2008
	(millions of dollars, except ratios)
Loss before income taxes and equity in earnings of unconsolidated subsidiary	$(106)	$(275)	$(260)	$(68)	$—	$—
Equity in earnings (losses) of unconsolidated subsidiary (net of tax) (c)	$277	$256	$(323)	$64	$263	$344
Net income (loss)	$213	$74	$(495)	$19	$263	$344

Ratio of earnings to fixed charges (d)	1.20	—	1.27	—	—	—

(a)

The Predecessor reflects Oncor accounted for under the equity method; EFIH and Oncor Holdings were formed as of the time of the Merger. The consolidated financial statements of the Successor reflect the application of purchase accounting.

(b)	Reflects push down of EFH Corp. (parent) debt due to EFIH’s guarantee of the debt (see Note 5 to Financial Statements).
(c)	Amount in 2008 includes the effect of Oncor’s $860 million goodwill impairment charge.
(d)

Fixed charges exceeded earnings by $59 million and $68 million for the year ended December 31, 2009 and the period from October 11, 2007 through December 31, 2007, respectively. There were no fixed charges for the predecessor periods.

Quarterly Information (unaudited)

Results of operations by quarter are summarized below. In the opinion of EFIH, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made. Quarterly results are not necessarily indicative of a full year’s operations because of seasonal and other factors.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions of dollars)
2010:
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	$(72)	$(73)	$(10)	$49
Equity in earnings of unconsolidated subsidiary (net of tax)	63	59	118	37
Net income	15	11	117	70

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions of dollars)
2009:
Loss before income taxes and equity in earnings of unconsolidated subsidiary	$(69)	$(69)	$(69)	$(68)
Equity in earnings of unconsolidated subsidiary (net of tax)	47	66	105	38
Net income (loss)	1	20	59	(6)

See Notes 3 and 5 to Financial Statements for a discussion of the August 2010 debt exchange transaction.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of EFIH’s financial condition and results of operations for the fiscal years ended December 31, 2010, 2009 and 2008 should be read in conjunction with Selected Financial Data and EFIH’s audited consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFIH is a Dallas, Texas-based holding company whose wholly-owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Distribution revenues from TCEH represented 36% and 38% of total revenues for the years ended December 31, 2010 and 2009, respectively. EFIH is a direct, wholly-owned subsidiary of EFH Corp. EFIH has no reportable business segments. Various “ring-fencing” measures have been taken to enhance the credit quality of Oncor Holdings and Oncor. See Notes 1 and 2 to Financial Statements for a description of the material features of these “ring-fencing” measures and for a discussion of the deconsolidation of Oncor Holdings and its subsidiaries as the result of a change in accounting principles.

Significant Activities and Events

Debt Exchanges and Repurchases — See Note 5 to Financial Statements for discussion of the 2010 issuance of $2.180 billion principal amount of EFIH Notes and $500 million in cash in exchange for $3.594 billion principal amount of EFH Corp. and TCEH debt as well as various debt issuances, exchanges and repurchases affecting EFH Corp. debt guaranteed by EFIH.

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

As of December 31, 2010, Oncor had installed approximately 1,514,000 advanced digital meters, including approximately 854,000 during the year ended December 31, 2010. As the new meters are integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $360 million as of December 31, 2010, including $164 million in 2010. Oncor expects to complete installations of the remaining approximately 1.5 million advanced meters by the end of 2012.

Oncor Matters with the PUCT — See discussion of these matters, including the awarded construction of CREZ-related transmission lines and a recently filed rate review with the PUCT, below under “Regulatory Matters.”

Oncor’s 2008 Impairment of Goodwill — Financial market conditions had a significant effect on Oncor’s 2008 assessment of the carrying value of goodwill. Oncor recorded a goodwill impairment charge of $860 million in 2008 that primarily arose from the dislocation in the capital markets that had increased interest rate spreads and the resulting discount rates used in estimating fair values and the effects of declines in market values of debt and equity securities of comparable companies in the second half of 2008. EFIH’s approximate 80% equity interest in the impairment is reflected in equity in earnings (losses) of unconsolidated subsidiary (net of tax) in the statement of consolidated income (loss). The annual impairment testing performed in 2010 and 2009 resulted in no impairment.

Oncor’s Issuance of New Senior Secured Notes and Debt Exchange — In September 2010, Oncor issued $475 million aggregate principal amount of 5.250% senior secured notes maturing in September 2040. In October 2010, Oncor issued approximately $324 million aggregate principal amount of 5.000% senior secured notes due 2017 in exchange for an equivalent principal amount of its outstanding 6.375% senior secured notes due 2012 and issued approximately $126 million aggregate principal amount of 5.750% senior secured notes due 2020 in exchange for an equivalent principal amount of its outstanding 5.950% senior secured notes due 2013. (See Note 2 to Financial Statements.)

KEY RISKS AND CHALLENGES

Following is a discussion of key risks and challenges facing management and the initiatives currently underway to manage such challenges. These matters involve risks that could have a material adverse effect on EFIH’s results of operations, liquidity or financial condition.

Substantial Debt and Liquidity Risk

EFIH’s substantial debt, resulting in large part from debt issued in exchange for outstanding EFH Corp. and TCEH debt, requires significant cash flows to be dedicated to interest and principal payments. Long-term debt, including $851 million of EFH Corp. debt guaranteed by EFIH and pushed down to EFIH’s balance sheet (see Note 5 to Financial Statements), totaled $3.172 billion as of December 31, 2010. Interest payments on long-term debt in 2011 are expected to total approximately $230 million. EFIH believes its cash on hand, interest payments on EFH Corp. and TCEH debt held by EFIH, distributions from Oncor and potential borrowings or capital contributions from EFH Corp. would provide sufficient liquidity to fund debt service requirements for 2011 (see “Financial Condition – Liquidity and Capital Resources” section below). See discussion of credit risk in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” discussion of EFH Corp. and TCEH debt held by EFIH in Note 3 to Financial Statements and discussion of restrictions on distributions from Oncor below in “Financial Condition – Liquidity and Capital Resources” and in Note 7 to Financial Statements.

Oncor Rates and Cost Recovery

Oncor’s rates are regulated by the PUCT and certain cities and are subject to regulatory rate-setting processes and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Oncor’s rates are regulated based on an analysis of Oncor’s costs and capital structure, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there is no assurance that the PUCT will judge all of Oncor’s costs to have been prudently incurred, that the PUCT will not reduce the amount of invested capital included in the capital structure that Oncor’s rates are based upon or that the regulatory process in which rates are determined will always result in rates that produce full recovery of Oncor’s costs. For example, in its final order in August 2009 with respect to the rate review Oncor filed in June 2008, the PUCT denied recovery of $25 million of regulatory assets, resulting in a $16 million after tax loss recognized in 2009.

In January 2011, Oncor filed for a rate review with the PUCT and 203 cities based on a test year ended June 30, 2010. If approved as requested, this review would result in an aggregate annual rate increase of approximately $353 million over the test year period adjusted for the impact of weather. Oncor also requested a revised regulatory capital structure of 55% debt to 45% equity. The debt-to-equity ratio established by the PUCT is currently set at 60% debt to 40% equity. The PUCT, cities and other participating parties, with input from Oncor, established a procedural schedule for the review. A hearing on the merits of Oncor’s request is scheduled to commence in May 2011, and resolution of the proposed increase is expected to occur during the second half of 2011 (see “Regulatory Matters” below).

Oncor Advanced Meter Deployment

Under a PUCT order approving Oncor’s proposed advanced meter deployment plan and rate surcharge to recover its investment, Oncor began billing the advanced metering surcharge in the January 2009 billing month cycle. Oncor may, through subsequent reconciliation proceedings, request recovery of additional costs that are reasonable and necessary. While there is a presumption that costs spent in accordance with a plan approved by the PUCT are reasonable and necessary, recovery of any costs that are found not to have been spent or properly allocated, or not to be reasonable or necessary, must be refunded. See “Regulatory Matters” below for further information.

Oncor Technology Initiatives

Risks to Oncor’s technology initiative programs discussed above under “Significant Activities and Events” include nonperformance by equipment and service providers, failure of the technology to meet performance expectations and inadequate cost recovery allowances by regulatory authorities. Oncor is implementing measures to mitigate these risks, but there can be no assurance that these technology initiatives will achieve the operational and financial objectives.

Oncor’s Ring-Fencing and Credit Risk

EFIH’s investment in Oncor, which represents approximately 80% of its membership interests, is a significant value driver of EFIH’s business. Oncor’s access to capital markets and cost of debt could be directly affected by its credit ratings. Any adverse action with respect to Oncor’s credit ratings would generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. Oncor’s credit ratings are currently substantially higher than those of the Texas Holdings Group. If credit rating agencies were to change their views of Oncor’s independence from any member of the Texas Holdings Group, Oncor’s credit ratings would likely decline. This risk is substantially mitigated by the ring-fencing measures as described in Note 1 to Financial Statements.

Cyber Security and Infrastructure Protection Risk

A breach of cyber/data security measures that impairs EFH Corp.’s and its affiliates’ information technology infrastructure could disrupt normal business operations and affect EFH Corp.’s and its affiliates’ ability to control their generation, transmission and distribution assets, access customer information and limit communication with third parties. Any loss of confidential or proprietary data through a breach could materially and adversely affect EFH Corp.’s and its affiliates’ (including EFIH’s) reputation, expose it to legal claims and impair its ability to execute on business strategies.

EFH Corp. and its affiliates participate in industry groups and with regulators to remain current on emerging threats and mitigating techniques. These groups include, but are not limited to: the US Cyber Emergency Response Team, the National Electric Sector Cyber Security Organization, the Department of Homeland Security, the NRC and NERC. EFH Corp. and its affiliates also apply the knowledge gained by continuing to invest in technology, processes and services to detect, mitigate and protect their cyber assets. These investments include upgrades to network architecture, regular intrusion detection monitoring and compliance with emerging industry regulation.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

EFIH’s significant accounting policies are discussed in Note 1 to Financial Statements. EFIH follows accounting principles generally accepted in the US. Application of these accounting policies in the preparation of EFIH’s consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities as of the balance sheet dates and income and expenses during the periods covered. The following is a summary of certain critical accounting policies of EFIH that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

Investment in Long-Term Debt of Affiliates

EFIH holds investments in long-term debt securities of EFH Corp. and TCEH that it acquired through debt exchanges and payment-in-kind interest payments it received on EFH Corp. Toggles Notes as discussed in Note 3 to Financial Statements. The debt securities of EFH Corp. are classified as held-to-maturity securities, and the reported balance represents EFIH’s cost to acquire the securities, including cash and principal amount of debt issued, costs to issue the new debt and the accretion of purchase discount. The debt securities of TCEH are classified as available-for-sale securities in the balance sheet and are recorded at fair value with unrealized gains or losses recorded in other comprehensive income unless such gains or losses are other than temporary, in which case they are reported as impairments in interest income. EFIH evaluates investments in long-term debt of affiliates for impairment and records an impairment loss if the fair value of the investment is less than the carrying value and the loss is other than temporary, which occurs if EFIH determines it will be unable to recover the carrying value of the investment. (See Note 3 to Financial Statements.)

Push Down of Merger-Related Debt

Merger-related debt of EFH Corp. and its subsidiaries consists of debt issued or existing as of the time of the Merger. Debt issued in exchange for Merger-related debt is considered Merger-related. Debt issuances are considered Merger-related debt to the extent the proceeds are used to repurchase Merger-related debt. Merger-related debt that is fully and unconditionally guaranteed on a joint and several basis by EFCH and EFIH is subject to push down in accordance with SEC Staff Accounting Bulletin Topic 5-J, and as a result, a portion of such debt and related interest expense is reflected in the financial statements of EFIH. The amount reflected on EFIH’s balance sheet represents 50% of the EFH Corp. Merger-related debt it has guaranteed. This percentage reflects the fact that as of the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the notes is the responsibility of EFH Corp., EFIH records the settlement of such amounts as noncash capital contributions from EFH Corp. See Note 5 to Financial Statements.

Investment in Oncor Holdings

EFIH’s balance sheet reflects the deconsolidation of Oncor Holdings, which holds an approximate 80% interest in Oncor, on a retrospective basis effective January 1, 2010. See Note 2 to Financial Statements for additional information regarding EFIH’s investment in Oncor Holdings.

Impairment of Equity Method Investment

EFIH evaluates its investment in Oncor Holdings whenever indications exist that a loss in value that is not temporary has occurred. An impairment loss is recognized if the carrying value of the investment is greater than the fair value of the investment, and the loss is not deemed temporary. Fair value is based on analyses that reflect discounted cash flows and values of comparable companies, if applicable. The determination of fair value involves judgments that are subjective in nature and require the use of estimates in forecasting future results and cash flows.

Accounting for Income Taxes

EFIH’s income tax expense and related balance sheet amounts involve significant management estimates and judgments. Amounts of deferred income tax assets and liabilities, as well as current and noncurrent accruals, involve judgments and estimates of the timing and probability of recognition of income and deductions by taxing authorities. In assessing the likelihood of realization of deferred tax assets, management considers estimates of the amount and character of future taxable income. Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, EFIH’s forecasted results of operations and financial condition in future periods, as well as final review of filed tax returns by taxing authorities. EFH Corp.’s income tax returns (which are filed on a consolidated basis, including EFIH) are regularly subject to examination by applicable tax authorities. In management’s opinion, pursuant to income tax accounting guidance related to uncertain tax positions, there is no material liability for future taxes that may be owed as a result of any examination. See Notes 1 and 4 to Financial Statements for discussion of income tax matters.

RESULTS OF OPERATIONS

See discussion in Notes 1 and 2 to Financial Statements of the deconsolidation of Oncor Holdings applied retrospectively. As a result of deconsolidation, the results of Oncor Holdings and Oncor are reflected in the statement of income as equity in earnings of unconsolidated subsidiary (net of tax).

Financial Results — Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Interest income was $209 million in 2010 compared to $4 million in 2009. The increase reflected interest on investments in long-term debt of affiliates (see Note 3 to Financial Statements).

Interest expense and related charges increased $36 million, or 13%, to $315 million in 2010. The increase reflected the issuance of $2.321 billion aggregate principal amount of EFIH Notes in August 2010 and November 2009 partially offset by a $1.399 billion net reduction in debt pushed down from EFH Corp. reflecting the EFH Corp. and EFIH debt exchanges and repurchases (see Note 5 to Financial Statements).

Income tax benefit totaled $42 million in 2010 compared to $93 million in 2009. The effective rate on pretax losses was 39.6% and 33.8% in 2010 and 2009, respectively. The 2010 effective rate reflects the benefit of previously disallowed interest expense. The reacquisition of debt resulted in taxable gains that were reduced by the previously disallowed interest expense.

Equity in earnings of unconsolidated subsidiary (net of tax) increased $21 million to $277 million in 2010 driven by improved earnings of Oncor, which reflected higher revenues, primarily due to weather effects and rate increases, and the effect of a $25 million write off of regulatory assets in 2009, partially offset by increased noncash expenses recognized as a result of the PUCT’s final order in the June 2008 rate review.

Net income increased $139 million to $213 million in 2010 reflecting increases in interest income and equity in earnings of Oncor Holdings, partially offset by increased interest expense.

Financial Results — Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Interest expense and related charges increased $17 million, or 6%, to $279 million in 2009. The increase reflected PIK interest elections on the EFH Corp. Toggle Notes pushed down to EFIH and EFIH’s issuance of notes in November 2009 (see Note 5 to Financial Statements).

Income tax benefit totaled $93 million in 2009 compared to $88 million in 2008. The effective rate on pretax income was 33.8% in both 2009 and 2008.

Equity in earnings of unconsolidated subsidiary (net of tax) totaled $256 million in 2009 compared to equity in losses of unconsolidated subsidiary (net of tax) of $323 million in 2008. The increase of $579 million was driven by an $807 million increase in Oncor’s net income, partially offset by a $224 million increase in Oncor’s minority interest holders’ equity in Oncor’s earnings. The $807 million increase in Oncor’s net income was driven by an $860 million goodwill impairment charge recorded in 2008. Excluding the impairment charge, results in 2009 declined due to the effect of lower average electricity consumption on revenues, the write-off of certain regulatory assets totaling $25 million (pre tax) and a $30 million (pre tax) increase in interest expense reflecting higher average borrowings due primarily to Oncor’s ongoing capital investments and higher average interest rates due primarily to refinancing of short-term borrowings in September 2008.

Net income for 2009 totaled $74 million and net loss for 2008 totaled $495 million. The change reflects the goodwill impairment charge recorded by Oncor in 2008.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows — Cash provided by operating activities totaled $133 million, $216 million and $333 million for the years ended December 31, 2010, 2009 and 2008, respectively, and primarily consisted of dividends received from Oncor Holdings.

Amortization of debt issuance costs reported in the statement of consolidated cash flows represents the expenses related to debt pushed down from EFH Corp. and debt issued by EFIH (see Note 5 to Financial Statements) and is reported in interest expense and related charges in the statement of consolidated income.

Cash provided by financing activities totaled $407 million in 2010, primarily reflecting a $440 million cash capital contribution from EFH Corp. to support EFIH’s acquisition of $3.594 billion principal amount of EFH Corp. debt securities for $500 million in cash and issuance of $2.180 billion of debt (see Note 5 to Financial Statements). Cash used in financing activities of $216 million and $330 million in 2009 and 2008, respectively, reflected distributions to EFH Corp.

Cash used in investing activities totaled $497 million in 2010, reflecting investment in long-term debt of EFH Corp. (see Note 3 to Financial Statements) and EFH Corp.’s repayment of advances, as compared to zero and $3 million in 2009 and 2008, respectively.

Long-Term Debt Activity — In 2010, EFIH issued $2.180 billion principal amount of debt and paid $500 million in cash in exchange for $3.594 billion principal amount of outstanding EFH Corp. debt. Debt pushed down to EFIH decreased $1.521 billion in 2010 reflecting declines in outstanding EFH Corp. debt due to debt exchanges and repurchases. See Note 5 to Financial Statements for details of EFIH and EFH Corp. debt exchanges, repurchases and issuances in 2010 and 2009.

EFH Corp. and EFIH regularly monitor the capital and bank credit markets for liability management opportunities that they believe will improve their balance sheets, including capturing debt discount and extending debt maturities. As a result, EFH Corp. or EFIH may engage, from time to time, in liability management transactions. Future activities under the liability management program may include the purchase of outstanding debt of EFH Corp. or its affiliates for cash in open market purchases or privately negotiated transactions (including pursuant to a Section 10b-5(1) plan) or via public or private exchange or tender offers. In evaluating whether to undertake any liability management transaction, including any refinancing, EFH Corp. and/or EFIH will take into account liquidity requirements, prospects for future access to capital, contractual restrictions, the market price of their outstanding debt and other factors. Any liability management transaction, including any refinancing, may occur on a stand-alone basis or in connection with, or immediately following, other liability management transactions. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Liquidity Needs — EFIH’s liquidity needs represent interest and principal payments on the EFIH Notes, which are expected to be sourced, in part, from interest and principal payments on TCEH and EFH Corp. debt securities acquired in exchange for the EFIH Notes and cash and held as investments (see Note 3 to Financial Statements). EFIH’s additional liquidity sources include receipts of distributions from Oncor Holdings and, as necessary, borrowings or contributions from EFH Corp. (See “Distributions from Oncor” below and Note 7 to Financial Statements.)

Toggle Note Interest Election Related to Pushed Down EFH Corp. Debt — EFH Corp. has the option every six months at its discretion, ending with the payment due November 2012, to use the payment-in-kind (PIK) feature of its senior toggle notes (EFH Corp. Toggle Notes) in lieu of making cash interest payments. EFH Corp. elected to do so beginning with the May 2009 interest payment as an efficient and cost-effective method to further enhance liquidity. Once EFH Corp. makes a PIK election, the election is valid for each succeeding interest payment period until EFH Corp. revokes the election. Use of the PIK feature will be evaluated at each election period, taking into account market conditions and other relevant factors at such time.

EFH Corp. made its 2010 and 2009 interest payments and will make its May 2011 interest payment on the EFH Corp. Toggle Notes by using the PIK feature of those notes. During such applicable interest periods, the interest rate on these notes is increased from 11.25% to 12.00%. EFH Corp. increased the aggregate principal amount of the notes by $194 million in 2010 (excluding $130 million principal amount issued to EFIH as holder of $2.166 billion principal amount of EFH Corp. Toggle Notes acquired in the debt exchange completed in August 2010 and no longer subject to push down to EFIH) and $309 million in 2009 and is expected to further increase the aggregate principal amount of the notes by $34 million in May 2011 (excluding approximately $138 million principal amount payable to EFIH).

Distributions — In April 2010, EFIH’s board of directors declared, and EFIH paid a cash distribution to EFH Corp. totaling $2 million. See Note 7 to Financial Statements for discussion of distribution restriction provisions.

Distributions from Oncor — Substantially all of EFIH’s net income is derived from Oncor. Until December 31, 2012, distributions paid by Oncor to its members are limited to an amount not to exceed Oncor’s net income determined in accordance with US GAAP, subject to certain defined adjustments. Distributions are further limited by an agreement that Oncor’s regulatory capital structure, as determined by the PUCT, will be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. (See Note 7 to Financial Statements.) Also, see “Regulatory Matters — Oncor Matters with the PUCT” for discussion of a rate review filed by Oncor in January 2011 that, among other things, requests a revised regulatory capital structure of 55% debt to 45% equity.

In January 2009, the PUCT awarded certain CREZ construction projects to Oncor. See discussion below under “Regulatory Matters — Oncor Matters with the PUCT.” As a result of the increased capital expenditures for CREZ and the debt-to-equity ratio cap, EFIH expects Oncor’s distributions will be substantially reduced during the CREZ construction period.

Capitalization — The capitalization ratios of EFIH were 62.1% and 54.5% membership interests and 37.9% and 45.5% long-term debt as of December 31, 2010 and 2009, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Covenants and Restrictions Related to EFIH Notes and Pushed Down Debt — The indentures governing the EFIH Notes, EFH Corp. Senior Notes and the EFH Corp. Senior Secured Notes contain covenants that could have a material impact on the liquidity and operations of EFIH. See Note 5 to Financial Statements for discussion of the EFIH Notes, EFH Corp. debt pushed down to EFIH as a result of its guarantee of the debt and the covenants contained in these financing arrangements.

Adjusted EBITDA (as used in the restricted payments covenants contained in the indentures governing the EFIH Notes and the EFH Corp. Senior Secured Notes) for the year ended December 31, 2010 totaled $1.523 billion and $5.240 billion, respectively. See Exhibit 99(a) and 99(b) for a reconciliation of net income (loss) to Adjusted EBITDA for EFIH and EFH Corp., respectively, for the years ended December 31, 2010 and 2009.

The table below summarizes various financial ratios of EFIH and EFH Corp. that are applicable under certain threshold covenants in the indentures governing the EFIH Notes, the EFH Corp. Senior Notes and the EFH Corp. Senior Secured Notes as of December 31, 2010 and 2009 and the corresponding covenant threshold levels as of December 31, 2010. The debt incurrence and restricted payments/limitations on investments covenants thresholds described below represent levels that must be met in order for EFIH and EFH Corp. to incur certain permitted debt or make certain restricted payments and/or investments. EFIH’s debt agreements do not contain maintenance covenants.

	December 31, 2010	December 31, 2009	Threshold Level as of December 31, 2010
Debt Incurrence Covenants:
EFH Corp. Senior Secured Notes:
EFH Corp. fixed charge coverage ratio	1.3 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
EFIH Notes:
EFIH fixed charge coverage ratio (a)	(d)	53.8 to 1.0	At least 2.0 to 1.0

Restricted Payments/Limitations on Investments Covenants:
EFH Corp. Senior Notes:
General restrictions (Sponsor Group payments):
EFH Corp. leverage ratio	8.5 to 1.0	9.4 to 1.0	Equal to or less than 7.0 to 1.0
EFH Corp. Senior Secured Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (b)	1.6 to 1.0	1.4 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (b)	1.3 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	8.5 to 1.0	9.4 to 1.0	Equal to or less than 7.0 to 1.0
EFIH Notes:
General restrictions (non-EFH Corp. payments):
EFIH fixed charge coverage ratio (a)(c)	23.9 to 1.0	3.9 to 1.0	At least 2.0 to 1.0
General restrictions (EFH Corp. payments):
EFIH fixed charge coverage ratio (a)(c)	(d)	53.8 to 1.0	At least 2.0 to 1.0
EFIH leverage ratio	5.3 to 1.0	4.4 to 1.0	Equal to or less than 6.0 to 1.0

(a)

Although EFIH currently meets the fixed charge coverage ratio threshold applicable to certain covenants contained in the indentures governing the EFIH Notes, EFIH’s ability to use such thresholds to incur debt or make restricted payments/investments is currently limited by the covenants contained in the EFH Corp. Senior Notes and the EFH Corp. Senior Secured Notes.

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

The indentures governing the EFIH Notes contain a cross acceleration provision whereby a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of EFIH or any of its restricted subsidiaries in an aggregate amount equal to or greater than $250 million may cause the acceleration of the EFIH Notes.

The indentures governing the EFH Corp. Senior Secured Notes contain a cross acceleration provision whereby a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of EFH Corp. or any of its restricted subsidiaries in an aggregate amount equal to or greater than $250 million may cause the acceleration of the EFH Corp. Senior Secured Notes.

Long-Term Contractual Obligations and Commitments — The following table summarizes EFIH’s contractual cash obligations as of December 31, 2010 (see Note 5 to Financial Statements for additional disclosures regarding these long-term debt obligations).

Contractual Cash Obligations (a)	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total

Long-term debt – principal	$—	$—	$—	$3,172	$3,172
Long-term debt – interest	306	644	644	1,373	2,967

Total contractual cash obligations	$306	$644	$644	$4,545	$6,139

(a)

Excludes $34 million of additional principal amount of EFH Corp. Toggle Notes subject to push down (at 50%) to EFIH expected to be issued in May 2011 and due in 2016 and 2017, reflecting the election of the PIK feature on the EFH Corp. Toggle Notes as discussed above under “Toggle Notes Interest Election Related to Pushed Down EFH Corp. Debt.” Includes $851 billion principal amount and related interest of EFH Corp. notes pushed down to EFIH (see Note 5 to Financial Statements.)

Guarantees — See Note 6 to Financial Statements for details of guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

See Notes 2 and 6 to Financial Statements regarding VIEs and guarantees, respectively.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for details of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after December 31, 2010 that are expected to materially impact EFIH.

REGULATORY MATTERS

Sunset Review

PURA, the PUCT, ERCOT and the Texas Office of Public Utility Counsel (OPUC) will be subject to “Sunset” review by the Texas Legislature in the 2011 legislative session. Sunset review includes, generally, a comprehensive review of the need for and effectiveness of an administrative agency (the PUCT, ERCOT or the OPUC), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (PURA). In 2010, the Texas Sunset Advisory Commission adopted various recommendations regarding these agencies and submitted its recommendations for the Texas Legislature’s consideration early in the session, which began in January 2011. EFIH cannot predict the outcome of the sunset review process.

Oncor Matters with the PUCT

Stipulation Approved by the PUCT — In April 2008, the PUCT entered an order (PUCT Docket No. 34077), which became final in June 2008, approving the terms of a stipulation relating to the filing in 2007 by Oncor and Texas Holdings with the PUCT pursuant to Section 14.101(b) of PURA and PUCT Substantive Rule 25.75. The filing reported an ownership change involving Texas Holdings’ purchase of EFH Corp. Among other things, the stipulation required the filing of a rate case by Oncor no later than July 1, 2008 based on a test year ended December 31, 2007, which Oncor filed in June 2008 as discussed below. In July 2008, Nucor Steel filed an appeal of the PUCT’s order in the 200th District Court of Travis County, Texas. A hearing on the appeal was held in June 2010, and the District Court affirmed the PUCT order in its entirety. Nucor Steel appealed that ruling to the Third District Court of Appeals in Austin, Texas in July 2010. Oral argument before the court is scheduled for March 2011. While Oncor is unable to predict the outcome of the appeal, it does not expect the appeal to affect the major provisions of the stipulation.

Rate Cases — In January 2011, Oncor filed for a rate review with the PUCT and 203 cities (PUCT Docket No. 38929) based on a test year ended June 30, 2010. If approved as requested, this review would result in an aggregate annual rate increase of approximately $353 million over the test year period adjusted for the impact of weather. Oncor also requested a revised regulatory capital structure of 55% debt to 45% equity. The debt-to-equity ratio established by the PUCT is currently set at 60% debt to 40% equity. The PUCT, cities and other participating parties, with input from Oncor, established a procedural schedule for the review. A hearing on the merits of Oncor’s request is scheduled to commence in May 2011, and resolution of the proposed increase is expected to occur during the second half of 2011. Oncor cannot predict the outcome of this rate review.

In June 2008, Oncor filed for a rate review with the PUCT and 204 cities (PUCT Docket No. 35717). In August 2009, the PUCT issued a final order with respect to the rate review. The final order approved a total annual revenue requirement for Oncor of $2.64 billion, based on a 2007 test year cost of service and customer characteristics. New rates were calculated for all customer classes using 2007 test year billing metrics and the approved class cost allocation and rate design. The PUCT staff estimated that the final order resulted in an approximate $115 million increase in base rate revenues over Oncor’s 2007 adjusted test year revenues, before recovery of rate case expenses. Prior to implementing the new rates in September 2009, Oncor had already begun recovering $45 million of the $115 million increase as a result of approved transmission cost recovery factor and energy efficiency cost recovery factor filings, such as those discussed below.

Key findings by the PUCT in the rate review included:

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

•	denying recovery of $25 million of regulatory assets, which resulted in a $16 million after-tax loss being recognized in the third quarter 2009, and
•	setting Oncor’s return on equity at 10.25%.

New rates were implemented upon approval of new tariffs in September 2009. In November 2009, the PUCT issued an Order on Rehearing that established a new rate class but did not change the revenue requirements. In January 2010, the PUCT denied all Second Motions for Rehearing, which made the November 2009 Order on Rehearing final and appealable. Oncor and four other parties appealed various portions of the rate case final order to a state district court. Oral arguments in the appeal were held in October 2010. In January 2011, the District Court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees, and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities. Oncor intends to file an appeal with the Austin Court of Appeals in February 2011 with respect to the issues it appealed to the District Court and did not prevail upon, as well as the District Court’s decision on discounts for state colleges and universities.

Competitive Renewable Energy Zones (CREZs) — In January 2009, the PUCT awarded Oncor CREZ construction projects (PUCT Docket Nos. 35665 and 37902) requiring 14 related Certificate of Convenience and Necessity (CCN) amendment proceedings before the PUCT for 17 of those projects. As of February 2011, 16 of the 17 projects and 13 of the 14 CCN amendments have been approved by the PUCT. The projects involve the construction of transmission lines to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state. Based on the selection of final routes for the three default and nine priority projects, identification of additional costs not included in the original ERCOT estimate (e.g., wind interconnection facilities and required modifications to existing facilities) and Oncor’s preferred routes for the other five subsequent projects, Oncor currently estimates that the cost of these projects will total approximately $1.75 billion. Individual project costs could change based on final route specifications for the subsequent projects as determined by the PUCT. In addition, ERCOT completed a study in December 2010 that will allow Oncor and other transmission service providers to build additional facilities to provide further voltage support to the transmission grid as a result of CREZ. Oncor and other transmission service providers are working with ERCOT to complete cost estimates for the required work by the second half of 2011. As of December 31, 2010, Oncor’s cumulative CREZ-related capital expenditures totaled $316 million, including $202 million during the year ended December 31, 2010. It is expected that the necessary permitting actions and other requirements and all construction activities for Oncor’s CREZ construction projects will be completed by the end of 2013.

Advanced Metering Deployment Surcharge Filing (PUCT Docket Nos. 35718 and 36157) — In May 2008, Oncor filed with the PUCT a description and request for approval of its proposed advanced metering system deployment plan and proposed surcharge for the recovery of estimated future investment for advanced metering deployment. In September 2008, a PUCT order became final approving a settlement reached with the majority of the parties to this surcharge filing. The settlement included the following major provisions, as amended by the final order in the 2008 rate review:

•	the full deployment of over three million advanced meters to all residential and most non-residential retail electricity customers in Oncor’s service area;
•	a surcharge beginning on January 1, 2009 and continuing for 11 years;
•	a total revenue requirement over the surcharge period of $1.023 billion;
•	estimated capital expenditures for advanced metering facilities of $686 million;
•	related operation and maintenance expenses for the surcharge period of $153 million;
•	$204 million of operation and maintenance expense savings, and
•	an advanced metering cost recovery factor of $2.19 per month per residential retail customer and varying from $2.39 to $5.15 per month for non-residential retail customers.

As of December 31, 2010, Oncor has installed approximately 1,514,000 advanced digital meters, including approximately 854,000 during the year ended December 31, 2010. As the new meters are integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $360 million as of December 31, 2010, including $164 million in 2010. Oncor expects to complete installations of the advanced meters by the end of 2012.

Oncor may, through subsequent reconciliation proceedings, request recovery of additional costs that are reasonable and necessary. While there is a presumption that costs spent in accordance with a plan approved by the PUCT are reasonable and necessary, recovery of any costs that are found not to have been spent or properly allocated, or not to be reasonable or necessary, must be refunded.

Transmission Cost Recovery and Rates (PUCT Docket Nos. 37882, 38460, 38938 and 38495) — In order to recover increases in its transmission costs, including incremental fees paid to other transmission service providers due to an increase in their rates, Oncor is allowed to request an update twice a year to the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs. In January 2010, an application was filed to increase the TCRF, which was administratively approved in February 2010 and became effective March 1, 2010. This application increased Oncor’s annualized revenues by approximately $13 million. In July 2010, an application was filed to increase the TCRF, which was administratively approved in August 2010 and became effective September 1, 2010. This application increased Oncor’s annualized revenues by approximately $15 million. In December 2010, an application was filed to increase the TCRF, which was administratively approved in January 2011 for implementation effective March 1, 2011. This application is expected to increase Oncor’s annualized revenues by approximately $33 million.

In July 2010, Oncor filed an application for an interim update of its wholesale transmission rate, and the PUCT approved the new rate effective September 29, 2010. Oncor’s annualized revenues increased by an estimated $43 million with $27 million of this increase recoverable through transmission rates charged to wholesale customers and the remaining $16 million recoverable from REPs through the TCRF component of Oncor’s delivery rates.

PUCT Rulemaking — In 2010, the PUCT published rule changes in two proceedings that impact transmission rates. In the first proceeding (PUCT Project No. 37909), the PUCT changed the TCRF rule to allow for more timely cost recovery of wholesale transmission charges incurred by distribution service providers. Previously, increased wholesale transmission charges were recoverable by distribution service providers, effective with the March 1 and September 1 TCRF updates, but distribution service providers could not recover increased charges incurred prior to such updates. TCRF filings are still effective March 1 and September 1, but distribution service providers will be allowed to include wholesale transmission charges based on the effective date of the wholesale transmission rate changes. As a result, Oncor defers such increased costs as a regulatory asset until they are recovered in rates. In the second proceeding (PUCT Project No. 37519), the PUCT changed the wholesale transmission rules to allow transmission service providers to update their wholesale transmission rates twice in a calendar year, as compared to once per year under the previous rules, providing more timely recovery of incremental capital investment. Other changes included in this rule (i) tie the effective date of the biannual update portion of the rule to the effective date of the TCRF rule in PUCT Project No. 37909, (ii) require the PUCT to consider the effects of reduced regulatory lag when setting rates in the next full rate review and (iii) provide for administrative approval of uncontested interim wholesale transmission rate applications.

Remand of 1999 Wholesale Transmission Matrix Case (PUCT Docket No. 38780) — In October 2010, the PUCT established Docket No. 38780 for the remand of Docket No. 20381, the 1999 wholesale transmission charge matrix case. A joint settlement agreement was entered into effective October 6, 2003. This settlement resolves disputes regarding wholesale transmission pricing and charges for the period of January 1997 through August 1999, the period prior to the September 1, 1999 effective date of the legislation that authorized 100% postage stamp pricing for ERCOT wholesale transmission. Since a series of appeals has become final, the 1999 matrix docket has been remanded to the PUCT to address additional issues. If the appealing parties prevail and the PUCT rules adversely with respect to these issues, Oncor could be subject to liabilities totaling up to approximately $22 million. At this time, Oncor cannot predict the outcome of these matters.

Application for 2011 Energy Efficiency Cost Recovery Factor (PUCT Docket No. 38217) — In April 2010, Oncor filed an application with the PUCT to request approval of an energy efficiency cost recovery factor (EECRF) for 2011. PUCT rules require Oncor to make an annual EECRF filing by May 1 for implementation at the beginning of the next calendar year. In September 2010, the PUCT ruled that Oncor will be allowed to recover $51 million through its 2011 EECRF, including $45 million for 2011 program costs and an $11 million performance bonus based on 2009 results partially offset by a $5 million reduction for over-recovery of 2009 costs, as compared to $54 million recovered through its 2010 EECRF. The resulting monthly charge for residential customers will be $0.91, as compared to the 2010 residential charge of $0.89 per month.

Summary

EFIH cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter its basic financial position, results of operations or cash flows.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that EFIH may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. There are currently no interest rate swaps in place to hedge interest rate risk related to EFIH’s debt. All of the long-term debt as of December 31, 2010 and 2009 carried fixed interest rates.

	Expected Maturity Date
	(millions of dollars, except percentages)
	2011	2012	2013	2014	2015	There- after	2010 Total Carrying Amount	2010 Total Fair Value	2009 Total Carrying Amount	2009 Total Fair Value
Long-term debt
(including current maturities)
Fixed rate debt amount (a)	$—	$—	$—	$—	$—	$3,172	$3,172	$3,079	$2,513	$1,908
Average interest rate (b)	—	—	—	—	—	10.21%	10.21%	—	11.00%	—

(a)	Includes pushed down debt. See Note 5 to Financial Statements.
(b)	Uses 11.25% cash rate for EFH Corp. Toggle Notes.

Credit Risk

EFIH is exposed to affiliate credit risk associated with the $3.612 billion principal amount of EFH Corp. debt securities and $79 million principal amount of TCEH debt securities it acquired in November 2009 and August 2010 and holds as investments (see Note 3 to Financial Statements). The credit rating of each of these securities is below investment grade. The carrying value of these securities was $2.845 billion as of December 31, 2010.

Credit Risk — Oncor — Credit risk relates to the risk of loss associated with nonperformance by counterparties. Customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT. Meeting these standards does not guarantee that a REP will be able to perform its obligations. REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of PURA and PUCT rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT. PUCT rules allow for the recovery of uncollectible amounts from nonaffiliated REPs, reducing the credit risk of such receivables.

Oncor’s exposure to credit risk associated with accounts receivable totaled $143 million from affiliates, substantially all of which consisted of trade accounts receivable from TCEH, and $256 million from nonaffiliated customers as of December 31, 2010. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $2 million as of December 31, 2010. The nonaffiliated exposure consists almost entirely of noninvestment grade trade accounts receivable, of which $192 million represented trade accounts receivable from REPs. As of December 31, 2010, subsidiaries of one nonaffiliated REP collectively represented approximately 10% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure.

Oncor is also exposed to credit risk associated with the note receivable from TCEH totaling $217 million ($39 million reported as current) as of December 31, 2010.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by EFIH contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that EFIH expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of EFIH’s business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although EFIH believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, “Risk Factors” and the discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

•

prevailing governmental policies and regulatory actions, including those of the US Congress, Texas Legislature, the Governor of Texas, the FERC, the NERC, the TRE, the PUCT, the EPA, and the TCEQ, with respect to:

¡	allowed rate of return;
¡	permitted capital structure;
¡	industry, market and rate structure;
¡	recovery of investments;
¡	acquisition and disposal of assets and facilities;
¡	operation and construction of facilities;
¡	changes in tax laws and policies, and
¡	changes in and compliance with environmental and safety laws and policies;
•	legal and administrative proceedings and settlements;
•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;
•	economic conditions, including the impact of a recessionary environment;
•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in ERCOT;
•	changes in business strategy, development plans or vendor relationships;
•	unanticipated changes in interest rates or rates of inflation;
•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;
•	the inability of various counterparties to meet their financial obligations to EFIH and/or its subsidiaries, including failure of counterparties to perform under agreements;
•	general industry trends;
•	hazards customary to the industry and the possibility that EFIH and/or its subsidiaries may not have adequate insurance to cover losses resulting from such hazards;
•	changes in technology used by and services offered by EFIH and/or its subsidiaries;
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
•

commercial bank and financial market conditions, access to capital, the cost of such capital, and the results of financing and refinancing efforts by EFIH and/or its subsidiaries and affiliates, including availability of funds in the capital markets and the potential impact of disruptions in US credit markets;

•	the willingness of EFH Corp.’s and TCEH’s lenders to amend and extend the maturities of their debt agreements and the terms and conditions of any such amendments;
•	circumstances which may contribute to future impairment of goodwill, intangible or other long-lived assets;
•	financial restrictions imposed by the agreements governing EFIH’s, Oncor’s and certain of EFH Corp.’s debt instruments;
•	the ability of EFIH and/or its subsidiaries to generate sufficient cash flow to make interest payments on their debt instruments;

•	actions by credit rating agencies, and
•	the ability of EFIH and/or its subsidiaries to effectively execute its operational strategy.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Energy Future Intermediate Holding Company LLC

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Energy Future Intermediate Holding Company LLC and subsidiaries (“EFIH”) as of December 31, 2010 and 2009, and the related statements of consolidated income (loss), comprehensive income (loss), cash flows and membership interests for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of EFIH’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Energy Future Intermediate Holding Company LLC and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EFIH’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2011 expressed an unqualified opinion on EFIH’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 17, 2011

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

STATEMENTS OF CONSOLIDATED INCOME (LOSS)

(millions of dollars)

	Year Ended December 31,
	2010	2009	2008

Interest income (Note 3)	$209	$4	$2
Interest expense and related charges (Note 9)	(315)	(279)	(262)

Loss before income taxes and equity in earnings of unconsolidated subsidiary	(106)	(275)	(260)
Income tax benefit (Note 4)	42	93	88
Equity in earnings (losses) of unconsolidated subsidiary (net of tax)(Note 2)	277	256	(323)

Net income (loss)	$213	$74	$(495)

See Notes to Financial Statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(millions of dollars)

	Year Ended December 31,
	2010	2009	2008

Net income (loss)	$213	$74	$(495)
Other comprehensive income (losses) from cash flow hedges, net of tax effects:
Net decrease in fair value of derivatives (net of tax benefit of —, — and $1)	—	—	(2)

Comprehensive income (loss)	$213	$74	$(497)

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

STATEMENTS OF CONSOLIDATED CASH FLOWS

(millions of dollars)

	Year Ended December 31,
	2010	2009	2008
Cash flows — operating activities:
Net income (loss)	$213	$74	$(495)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Equity in (earnings) losses of unconsolidated subsidiary	(277)	(256)	323
Distributions of earnings from unconsolidated subsidiary	169	216	330
Deferred income taxes – net (Note 4)	144	(56)	1
PIK interest income on EFH Toggle Notes held as an investment (Note 3)	(55)	—	—
Noncash interest expense related to pushed down debt of parent (Note 5)	231	265	251
Noncash impairment of investment in long-term debt of affiliates (Note 3)	17	—	—
Accretion of purchase discount on investment in long-term debt of affiliates (Note 3)	(61)	—	—
Amortization of debt issuance costs	9	10	11
Changes in operating assets and liabilities:
Assets	(69)	(4)	—
Liabilities (primarily accrued taxes)	(188)	(33)	(88)

Cash provided by operating activities	133	216	333

Cash flows — financing activities:
Equity contribution from EFH Corp.	440	—	—
Distributions to EFH Corp.	(2)	(216)	(330)
Proceeds from sale of Oncor equity interests, net of transaction costs (Note 7)	—	—	1,253
Distribution to parent of equity sale net proceeds	—	—	(1,253)
Debt exchange and issuance costs	(31)	—	—

Cash provided by (used in) financing activities	407	(216)	(330)

Cash flows — investing activities:
Advances to EFH Corp.	3	—	(3)
Investment in long-term debt of affiliates	(500)	—	—

Cash used in investing activities	(497)	—	(3)

Net change in cash and cash equivalents	43	—	—

Cash and cash equivalents — beginning balance	—	—	—

Cash and cash equivalents — ending balance	$43	$—	$—

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

CONSOLIDATED BALANCE SHEETS

(millions of dollars)

	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$43	$—
Receivables from affiliates	73	2
Advances to parent (Note 8)	—	3

Total current assets	116	5

Investment in Oncor Holdings (Note 2)	5,544	5,396
Investment in long-term debt of affiliates (2010 includes available-for-sale securities totaling $44 million) (Note 3)	2,845	68
Accumulated deferred income taxes	—	55
Other noncurrent assets	42	53

Total assets	$8,547	$5,577

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Trade accounts and other payables to affiliates	$1	$6
Income taxes payable to EFH Corp. (Note 8)	46	1
Accrued interest	46	47

Total current liabilities	93	54

Accumulated deferred income taxes	89	—
Long-term debt (Note 5)	3,172	2,513

Total liabilities	3,354	2,567

Commitments and Contingencies (Note 6)

Membership interests (Note 7):
Capital account	5,195	3,012
Accumulated other comprehensive loss	(2)	(2)

Total membership interests	5,193	3,010

Total liabilities and membership interests	$8,547	$5,577

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS

(millions of dollars)

	Year Ended December 31,
	2010	2009	2008
Capital account:
Balance as of beginning of period	$3,012	$3,071	$5,439
Net income (loss)	213	74	(495)
Contribution from parent	440	—	—
Distributions to EFH Corp.	(2)	(216)	(1,583)
Effect of debt push-down from EFH Corp. (a)	1,492	107	140
Capital contributions (b)	40	50	—
Effect of retirement of EFH Corp. debt acquired in debt exchange (Note 7)	—	(74)	—
Effect of sale of Oncor equity interests (Note 7)	—	—	(406)
Distribution of investment in Oncor Communication Holding Company LLC to EFH Corp.	—	—	(24)

Balance as of end of period	5,195	3,012	3,071

Accumulated other comprehensive loss, net of tax effects:
Balance as of beginning of period	(2)	(2)	—
Net effects of cash flow hedges	—	—	(2)

Balance as of end of period	(2)	(2)	(2)

Total membership interests as of end of period	$5,193	$3,010	$3,069

(a)

Represents the effect of a net reduction of $1.521 billion and net increases of $122 million and zero in 2010, 2009 and 2008, respectively, of debt pushed down from EFH Corp. (Note 5) and related interest and income tax effects.

(b)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of equity interests in Oncor.

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

EFIH is a Dallas, Texas-based holding company whose wholly-owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. EFIH is a direct, wholly-owned subsidiary of EFH Corp. EFIH has no reportable business segments. See Note 2 regarding the deconsolidation of Oncor Holdings and its subsidiaries as a result of amended consolidation accounting standards related to variable interest entities (VIEs) effective January 1, 2010.

With the closing of the Merger on October 10, 2007, EFH Corp. became a subsidiary of Texas Holdings, which is controlled by the Sponsor Group, and EFIH was formed.

References in this report to EFIH are to EFIH and/or its direct and indirect subsidiaries as apparent in the context. See “Glossary” for definition of terms and abbreviations.

Various “ring-fencing” measures have been taken to enhance the credit quality of Oncor Holdings and Oncor. These measures serve to mitigate Oncor’s and Oncor Holdings’ credit exposure to the Texas Holdings Group, which includes EFIH, and to reduce the risk that the assets and liabilities of Oncor or Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of Texas Holding Group’s subsidiaries. Such measures include, among other things: Oncor’s sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; the board of directors of Oncor Holdings and Oncor being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. Oncor and Oncor Holdings do not bear any liability for debt or contractual obligations of the Texas Holdings Group (including, but not limited to, debt obligations of EFIH), and vice versa. Accordingly, Oncor Holdings’ operations are conducted, and its cash flows managed, independently from the Texas Holdings Group.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in the 2009 Form 10-K. All intercompany items and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Use of Estimates

Preparation of financial statements requires estimates and assumptions about future events that affect the reporting of assets and liabilities as of the balance sheet dates and the reported amounts of income and expense, including fair value measurements. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments were made to previous estimates or assumptions during the current year.

Income Taxes

EFH Corp. files a consolidated federal income tax return; however, EFIH’s income tax expense and related balance sheet amounts are recorded substantially as if EFIH files its own income tax returns. Amounts due from Oncor Holdings under a tax sharing agreement are settled directly with EFH Corp. in accordance with that agreement. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities.

Investment in Long-Term Debt of Affiliates

Investments in long-term debt of EFH Corp. are classified as held-to-maturity securities, and the reported balance represents EFIH’s cost to acquire the securities, including cash and principal amount of debt issued, costs to issue the new debt, and the accretion of purchase discount and PIK interest income on EFH Corp. Toggle Notes. Investment in long-term debt of TCEH are classified as available-for-sale securities in the balance sheet and are recorded at fair value with unrealized gains or losses recorded in other comprehensive income unless such gains or losses are other than temporary, in which case they are reported as impairments in interest income. EFIH evaluates investments in long-term debt of affiliates for impairment and records an impairment loss if the fair value of the investment is less than the carrying value and the loss is other than temporary, which occurs if EFIH determines it will be unable to recover the carrying value of the investment. See Note 3 for a discussion of investments in long-term debt of affiliates.

Impairment of Equity Method Investments

EFIH evaluates its investment in Oncor Holdings whenever indications exist that a loss in value has occurred. Indicators that should be evaluated for possible impairment of the investment include recurring operating losses of the investee or fair value measures that are less than carrying value. An impairment loss is recognized if the carrying value of the investment is greater than the fair value of the investment, and the loss is not deemed temporary. Fair value is determined by discounted cash flows, supported by available market valuations, if applicable.

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

Sale of Equity Interests by Oncor

See Note 7 for discussion of accounting for the sale of equity interests by Oncor in November 2008.

Push-Down of EFH Corp. Debt

In accordance with SEC Staff Accounting Bulletin (SAB) Topic 5-J, EFIH reflects amounts of certain EFH Corp. Senior Notes and EFH Corp. Senior Secured Notes on its balance sheet and the related interest expense in its income statement. The amount reflected on EFIH’s balance sheet was calculated based upon the relative equity investment of EFCH and EFIH in their respective operating subsidiaries as of the time of the Merger (see Note 5).

2.	INVESTMENT IN ONCOR HOLDINGS

A variable interest entity (VIE) is an entity with which EFIH has a relationship or arrangement that indicates some level of control over the entity or results in economic risks to EFIH. EFIH adopted amended accounting standards on January 1, 2010 that require consolidation of a VIE if it has (a) the power to direct the significant activities of the VIE and (b) the right or obligation to absorb profit and loss from the VIE (primary beneficiary). The previous standards did not require power to direct significant activities of the VIE in order to consolidate. As discussed below, EFIH’s balance sheet reflects the deconsolidation of Oncor Holdings, which holds an approximate 80% interest in Oncor (an SEC registrant) and the reporting of EFIH’s investment in Oncor Holdings under the equity method on a retrospective basis.

EFIH’s VIE consists of its equity investment in Oncor Holdings. In determining the appropriateness of consolidation of a VIE, EFIH evaluates its purpose, governance structure, decision making processes and risks that are passed on to its interest holders. EFIH also examined the nature of any related party relationships among the interest holders of the VIE and the nature of any special rights granted to the interest holders of the VIE.

In reaching the conclusion to deconsolidate, EFIH conducted an extensive analysis of Oncor Holdings’ underlying governing documents and management structure. Oncor Holdings’ unique governance structure was adopted in conjunction with the Merger, when the Sponsor Group, EFH Corp. and Oncor agreed to implement structural and operational measures to “ring-fence” (the Ring-Fencing Measures) Oncor Holdings and Oncor as discussed in Note 1. The Ring-Fencing Measures were designed to prevent, among other things, (i) increased borrowing costs at Oncor due to the attribution to Oncor of debt from any of EFH Corp.’s other subsidiaries, (ii) the activities of EFH Corp.’s unregulated operations following the Merger resulting in the deterioration of Oncor’s business, financial condition and/or investment in infrastructure, and (iii) Oncor becoming substantively consolidated into a bankruptcy proceeding involving any member of the Texas Holdings Group. The Ring-Fencing Measures effectively separated the daily operational and management control of Oncor Holdings and Oncor from EFH Corp. and its other subsidiaries. By implementing the Ring-Fencing Measures, Oncor maintained its investment grade credit rating following the Merger, and EFH Corp. reaffirmed Oncor’s independence from EFH Corp.’s unregulated businesses to the PUCT.

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

The carrying value of EFIH’s variable interest in Oncor Holdings that it does not consolidate totaled $5.544 billion and $5.396 billion as of December 31, 2010 and 2009, respectively, and is reported as investment in Oncor Holdings in the balance sheet. EFIH’s maximum exposure to loss from these interests does not exceed its carrying value.

Condensed statements of consolidated income of Oncor Holdings for the years ended December 31, 2010, 2009 and 2008 are presented below:

	Year Ended December 31,
	2010	2009	2008

Operating revenues	$2,914	$2,690	$2,580
Operation and maintenance expenses	(1,009)	(962)	(852)
Write off of regulatory assets	—	(25)	—
Depreciation and amortization	(673)	(557)	(492)
Taxes other than income taxes	(384)	(385)	(391)
Impairment of goodwill	—	—	(860)
Other income	36	49	45
Other deductions	(8)	(14)	(25)
Interest income	38	43	45
Interest expense and related charges	(347)	(346)	(316)

Income (loss) before income taxes	567	493	(266)

Income tax expense	(220)	(173)	(217)

Net income (loss)	347	320	(483)
Net (income) loss attributable to noncontrolling interests	(70)	(64)	160

Net income (loss) attributable to Oncor Holdings	$277	$256	$(323)

Assets and liabilities of Oncor Holdings as of December 31, 2010 and 2009 are presented below:

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$33	$29
Restricted cash	53	47
Trade accounts receivable — net	254	243
Trade accounts and other receivables from affiliates	182	188
Income taxes receivable from EFH Corp.	72	—
Materials and supplies inventories — at average cost	96	92
Accumulated deferred income taxes	10	10
Prepayments	75	76
Other current assets	5	8

Total current assets	780	693

Restricted cash	16	14
Investments and other property	78	72
Property, plant and equipment — net	9,676	9,174
Goodwill	4,064	4,064
Note receivable due from TCEH	178	217
Regulatory assets — net	1,782	1,959
Other noncurrent assets	264	51

Total assets	$16,838	$16,244

LIABILITIES
Current liabilities:
Short-term borrowings	$377	$616
Long-term debt due currently	113	108
Trade accounts payable — nonaffiliates	125	129
Income taxes payable to EFH Corp.	—	5
Accrued taxes other than income	133	137
Accrued interest	108	104
Other current liabilities	109	106

Total current liabilities	965	1,205

Accumulated deferred income taxes	1,516	1,369
Investment tax credits	32	37
Long-term debt, less amounts due currently	5,333	4,996
Other noncurrent liabilities and deferred credits	1,996	1,879

Total liabilities	$9,842	$9,486

Oncor Debt Issuances and Exchanges

In September 2010, Oncor issued $475 million aggregate principal amount of 5.250% senior secured notes maturing in September 2040. Oncor used the net proceeds of approximately $465 million from the sale of the notes to repay borrowings under its revolving credit facility, including loans under the revolving credit facility made by certain of the initial purchasers of the notes or their affiliates, and for general corporate purposes. The notes are secured by a first priority lien on Oncor’s assets equally and ratably with all of Oncor’s other secured indebtedness.

In October 2010, Oncor issued approximately $324.4 million aggregate principal amount of 5.000% senior secured notes due 2017 and approximately $126.3 million aggregate principal amount of 5.750% senior secured notes due 2020 in exchange for an equivalent principal amount of its outstanding 6.375% senior secured notes due 2012 and 5.950% senior secured notes due 2013, respectively. Oncor did not receive any cash proceeds from the exchange.

3.	INVESTMENT IN LONG-TERM DEBT OF AFFILIATES

As a result of debt exchanges in November 2009 and August 2010, EFIH holds debt securities of EFH Corp. and TCEH reported as investment in long-term debt of affiliates. The reported investment balances of $2.845 billion and $68 million as of December 31, 2010 and 2009, respectively, represent EFIH’s cost to acquire the securities, including cash and principal amount of debt issued as well as costs to issue the new debt, plus accretion of purchase discount and PIK interest income on EFH Corp. Toggle Notes.

As of December 31, 2010, EFIH intends to hold the EFH Corp. securities to maturity. In 2010, EFIH changed the classification of the TCEH securities to available-for-sale because management determined it would sell those securities under certain conditions. The carrying value of the TCEH securities upon the change in classification was $61 million, and subsequently the TCEH securities were written down to fair value resulting in a $17 million noncash charge to interest income. This impairment reflected a decline in fair value of the securities that is not believed to be temporary. The principal amounts, coupon rates and maturities, fair value, carrying value and unrealized gains (losses) are as follows:

	December 31,
	2010	2009
Held-to-maturity securities:
EFH Corp. 10.875% Fixed Senior Notes due November 1, 2017	$1,428	$—
EFH Corp. 11.25/12.00% Senior Toggle Notes due November 1, 2017	2,296	—
EFH Corp. 5.550% Fixed Senior Notes Series P due November 15, 2014	9	9
EFH Corp. 6.500% Fixed Senior Notes Series Q due November 15, 2024	6	6
EFH Corp. 6.550% Fixed Senior Notes Series R due November 15, 2034	3	3
TCEH 10.25% Fixed Senior Notes due November 1, 2015 (includes $48 million of Series B Notes)	—	79

Total principal amount of held-to-maturity securities	3,742	97

Available-for-sale securities:
TCEH 10.25% Fixed Senior Notes due November 1, 2015 (includes $48 million of Series B Notes)	79	—

Total principal amount of available-for-sale securities	79	—

Total principal amount	$3,821	$97

Held-to-maturity securities:
Fair value	$2,362	$74
Carrying value	2,801	68

Unrealized gains (losses) on held-to-maturity securities	(439)	6

Available-for-sale securities:
Fair value	44	—
Carrying value	44	—

Unrealized gains (losses) on available-for-sale securities	—	—

Total unrealized gains (losses)	$(439)	$6

Interest income recorded on these investments was as follows:

	Year Ended December 31,
	2010	2009
Held-to-maturity securities:
Interest received/accrued	$58	$1
Accretion of purchase discount	57	1
PIK interest related to EFH Corp. Senior Toggle Notes	99	—

Total interest income related to held-to-maturity securities	214	2

Available-for-sale securities:
Interest received/accrued	8	—
Accretion of purchase discount	4	—
Impairment charge	(17)	—

Total interest income related to available-for-sale securities	(5)	—

Total interest income	$209	$2

EFIH determines value under the fair value hierarchy established in accounting standards. Under the fair value hierarchy, Level 2 valuations are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences. The fair value of EFIH’s investment in long-term debt of affiliates is estimated at the lesser of either the call price or the market value as determined by quoted market prices. For the periods presented, the fair values of EFIH’s investment in long-term debt of affiliates represent Level 2 valuations.

4.	INCOME TAXES

The components of EFIH’s income tax expense are as follows:

	Year Ended December 31,
	2010	2009	2008
Current:
US federal	$(187)	$(36)	$(89)
State	1	—	—
Deferred:
US federal	144	(57)	1

Total income tax benefit	$(42)	$(93)	$(88)

Reconciliation of income taxes computed at the US federal statutory rate to income tax expense:

	Year Ended December 31,
	2010	2009	2008

Loss before income taxes	$(106)	$(275)	$(260)

Income taxes at the US federal statutory rate of 35%	(37)	(96)	(91)
Disallowed interest on pushed down debt	(5)	3	3

Income tax benefit	$(42)	$(93)	$(88)

Effective rate	39.6%	33.8%	33.8%

Deferred income taxes provided for temporary differences based on tax laws in effect as of the December 31, 2010 and 2009 balance sheet dates are as follows:

	December 31, 2010			December 31, 2009
	Total	Current	Noncurrent	Total	Current	Noncurrent
Deferred Income Tax Assets:
Accrued interest	$11	$—	$11	$55	$—	$55
Debt fair value	6	—	6	—	$—	—

Total	17	—	17	55	—	55

Deferred Income Tax Liabilities:
Debt extinguishment gains related to pushed down debt of EFH Corp. (Note 5)	106	—	106	—	—	—

Total	106	—	106	—	—	—

Net Deferred Income Tax (Asset) Liability	$89	$—	$89	$(55)	$—	$(55)

5.	LONG-TERM DEBT

As of December 31, 2010 and 2009, long-term debt consisted of the following:

	December 31,
	2010	2009
Debt issued by EFIH:
9.75% Fixed Senior Secured Notes due October 15, 2019	$141	$141
10.000% Fixed Senior Secured Notes due December 1, 2020	2,180	—

Total debt issued by EFIH	2,321	141

Pushed down debt (a):
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017	180	916
11.25/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017	286	1,399
9.75% EFH Corp. Fixed Senior Secured Notes due October 15, 2019	57	57
10.000% EFH Corp. Fixed Senior Secured Notes due January 15, 2020	328	—

Total pushed down debt	851	2,372

Total long-term debt (b)	$3,172	$2,513

(a)	Represents 50% of the principal amount of these EFH Corp. securities guaranteed by EFIH and pushed down per the discussion below under “Push Down of EFH Corp. Debt.”
(b)	EFIH had no long-term debt due currently as of December 31, 2010 and 2009.

Debt-Related Activity in 2010

2010 EFIH and EFH Corp. Debt Exchanges, Repurchases and Issuances — In 2010, EFIH issued $2.180 billion principal amount of 10% Notes due 2020 and paid $500 million in cash in exchange for $3.594 billion principal amount of outstanding EFH Corp. debt due 2017. Activity related to pushed down debt consisted of the issuance of $561 million principal amount of EFH Corp. 10% Notes due 2020 and payment of $252 million in cash by EFH Corp. in exchange for $1.137 billion principal amount of outstanding EFH Corp. and TCEH debt. EFH Corp. also issued $500 million principal amount of EFH Corp. 10% Notes for cash, of which $95 million has been used to repurchase Merger-related debt. A discussion of these transactions and a description of the EFIH 10% Notes are presented below. Debt issued in exchange for or to repurchase Merger-related debt is considered Merger-related and subject to pushdown (see discussion below under “Push Down of EFH Corp. Debt”). Of the $4.731 billion aggregate principal amount of debt acquired, $3.892 billion represented EFH Corp. debt that had been pushed down to EFIH (at 50%).

Transactions completed in the year ended December 31, 2010 related to debt issued by EFIH and pushed down debt were as follows:

•

In a public (registered with the SEC) debt exchange transaction in August, EFIH and EFIH Finance issued $2.180 billion aggregate principal amount of EFIH 10% Notes due 2020 and paid $500 million in cash, plus accrued interest, in exchange for $2.166 billion aggregate principal amount of EFH Corp. 11.25/12.00% Toggle Notes and $1.428 billion aggregate principal amount of EFH Corp. 10.875% Notes due 2017 (together, the EFH Corp. Senior Notes). EFIH has reported the acquired EFH Corp. Senior Notes as investment in long-term debt of affiliates (Note 3).

•

Between April and July, EFH Corp. issued $527 million principal amount of EFH Corp. 10% Notes due 2020 in exchange for $549 million principal amount of EFH Corp. 5.55% Series P Senior Notes (not pushed down to EFIH), $110 million principal amount of EFH Corp. Toggle Notes, $25 million principal amount of EFH Corp. 10.875% Notes and $30 million principal amount of TCEH Merger-related debt.

•

In March, EFH Corp. issued $34 million principal amount of EFH Corp. 10% Notes due 2020 in exchange for $20 million principal amount of EFH Corp. Toggle Notes and $27 million principal amount of TCEH Merger-related debt securities.

•

In January, EFH Corp. issued $500 million aggregate principal amount of EFH Corp. 10% Notes due 2020, with the proceeds intended to be used for general corporate purposes including debt exchanges and repurchases. Of the proceeds, $95 million has been used to repurchase Merger-related debt.

•

In addition, from time to time in 2010, EFH Corp. repurchased $124 million principal amount of EFH Corp. Toggle Notes, $19 million principal amount of EFH Corp. 10.875% Notes and $233 million principal amount of TCEH Merger-related debt for $252 million in cash plus accrued interest.

•	In May and November 2010, EFH Corp. elected the PIK feature, which increased the principal amount of the EFH Corp. Toggle Notes by $194 million.

The EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes acquired in the transactions summarized above, except amounts acquired in the EFIH transaction, have been cancelled by EFH Corp. See “Push Down of EFH Corp. Debt” below.

Interest and principal payments on the EFIH Notes are expected to be sourced, in part, from cash on hand and interest and principal payments on TCEH and EFH Corp. debt securities held as investments (see Notes 3 and 5 to Financial Statements). EFIH’s additional liquidity sources include receipts of distributions from Oncor Holdings and, as necessary, borrowings or contributions from EFH Corp. (See Note 7.)

Debt-Related Activity in 2009

In November 2009, EFIH and EFIH Finance issued $141 million principal amount of EFIH 9.75% Notes due 2019 and EFH Corp. issued $115 million principal amount of EFH Corp. 9.75% Notes due 2019 in exchange for $357 million principal amount of EFH Corp. and TCEH debt securities.

EFIH acquired $196 million principal amount of EFH Corp. and TCEH debt securities in the debt exchanges, of which $99 million principal amount of EFH Corp. debt was contributed to EFH Corp. and retired (see Note 7) and $97 million principal amount of TCEH and other EFH Corp. debt was held by EFIH as investment in long term debt of affiliates (see Note 3). The investment was recorded at cost of $67 million.

Push Down of EFH Corp. Debt

Merger-related debt of EFH Corp. and its subsidiaries consists of debt issued or existing as of the time of the Merger. Debt issued in exchange for Merger-related debt is considered Merger-related. Debt issuances are considered Merger-related debt to the extent the proceeds are used to repurchase Merger-related debt. Merger-related debt of EFH Corp. (parent) that is fully and unconditionally guaranteed on a joint and several basis by EFCH and EFIH is subject to push down in accordance with SEC Staff Accounting Bulletin Topic 5-J, and as a result, a portion of such debt and related interest expense is reflected in the financial statements of EFIH. Merger-related debt of EFH Corp. held as an investment by its subsidiaries is not subject to push down.

The amount reflected on EFIH’s balance sheet represents 50% of the EFH Corp. Merger-related debt it has guaranteed. This percentage reflects the fact that as of the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the notes is the responsibility of EFH Corp., EFIH records the settlement of such amounts as noncash capital contributions from EFH Corp.

The Merger-related debt of EFH Corp. subject to push down due to the guarantee by EFCH and EFIH totaled $1.701 billion as of December 31, 2010 and consisted of:

•

$656 million principal amount of EFH Corp. 10% Notes issued in 2010 (includes $561 million principal amount issued in exchange for EFH Corp. and TCEH Merger-related debt and $95 million representing proceeds from an issuance used to repurchase EFH Corp. Merger-related debt);

•	$571 million principal amount of EFH Corp. Toggle Notes (includes $194 million issued in 2010 as PIK interest);
•	$359 million principal amount of EFH Corp. 10.875% Notes, and
•	$115 million principal amount of EFH Corp. 9.75% Notes.

EFIH’s balance sheet as of December 31, 2010 reflects 50% of these amounts. In addition to the $1.701 billion principal amount of debt subject to push down, EFIH and EFCH have guaranteed (fully and unconditionally on a joint and several basis) EFH Corp. debt that is not Merger-related, which as of December 31, 2010 consisted of $405 million principal amount of EFH Corp. 10% Notes. The $3.724 billion aggregate principal amount of EFH Corp. Senior Notes held by EFIH as investment in long-term debt of affiliates (see Note 3) is also guaranteed (fully and unconditionally on a joint and several basis) by EFIH and EFCH.

The EFCH guarantee of the Merger-related debt is not secured, and the EFIH guarantee of the EFH Corp. Senior Notes is not secured. The EFIH guarantee of the EFH Corp. 10% and 9.75% Notes is secured by the Collateral as described in the discussion of the EFIH 10% Notes above. The guarantees are the general senior obligation of each guarantor and rank equally in right of payment with all existing and future senior indebtedness of each guarantor. The guarantees will be effectively subordinated to all secured indebtedness of each guarantor secured by assets other than the Collateral to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to any existing and future indebtedness and liabilities of EFH Corp.’s subsidiaries that are not guarantors.

Maturities

As shown above, all of EFIH’s debt matures between 2017 and 2020.

EFIH 10% Notes

The EFIH 10% Notes mature in December 2020, with interest payable in cash semi-annually in arrears on June 1 and December 1 at a fixed rate of 10% per annum. The EFIH 10% Notes are secured by EFIH’s pledge of 100% of the membership interests and other investments it owns in Oncor Holdings (such membership interests and other investments, the Collateral). The EFIH 10% Notes are secured on an equal and ratable basis with the EFIH 9.75% Notes and EFIH’s guarantee of the EFH Corp. Senior Secured Notes.

As of December 31, 2010, there were $2.180 billion total principal amount of EFIH 10% Notes. The EFIH 10% Notes are senior obligations of EFIH and rank equally in right of payment with all existing and future senior indebtedness of EFIH (including the EFIH 9.75% Notes and EFIH’s guarantees of the EFH Corp. Senior Secured Notes). The EFIH 10% Notes are effectively senior to all unsecured indebtedness of EFIH, to the extent of the value of the Collateral, and are effectively subordinated to any indebtedness of EFIH secured by assets of EFIH other than the Collateral, to the extent of the value of the assets securing such indebtedness. Furthermore, the EFIH 10% Notes are (i) structurally subordinated to all indebtedness and other liabilities of EFIH’s subsidiaries (other than EFIH Finance), including Oncor Holdings and its subsidiaries, any of EFIH’s future foreign subsidiaries and any other unrestricted subsidiaries and (ii) senior in right of payment to any future subordinated indebtedness of EFIH.

The indenture for the EFIH 10% Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, EFIH’s and its restricted subsidiaries’ ability to:

•	make restricted payments;
•	incur debt and issue preferred stock;
•	create liens;
•	enter into mergers or consolidations;
•	sell or otherwise dispose of certain assets, and
•	engage in certain transactions with affiliates.

The indenture also contains customary events of default, including, among others, failure to pay principal or interest on the notes or the guarantees when due. If certain events of default occur and are continuing under the indenture, the trustee or the holders of at least 30% in principal amount outstanding of the notes may declare the principal amount of the notes to be due and payable immediately.

There are currently no restricted subsidiaries under the indenture (other than EFIH Finance, which has no assets). Oncor Holdings, Oncor and their respective subsidiaries are unrestricted subsidiaries under the EFIH 10% Notes and the indenture and, accordingly, are not subject to any of the restrictive covenants in the notes and the related indenture.

Until December 1, 2013, EFIH may redeem, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of the EFIH 10% Notes from time to time at a redemption price of 110% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest, if any. EFIH may redeem the EFIH 10% Notes, in whole or in part, at any time prior to December 1, 2015 at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, and the applicable premium as defined in the indenture. EFIH may redeem any of the EFIH 10% Notes, in whole or in part, at any time on or after December 1, 2015, at specified redemption prices, plus accrued and unpaid interest, if any. Upon the occurrence of a change of control (as defined in the indenture), EFIH may be required to offer to repurchase the notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

EFIH 9.75% Senior Secured Notes

The EFIH 9.75% Notes mature in October 2019 with interest payable in cash semi-annually in arrears on April 15 and October 15 at a fixed rate of 9.75% per annum. The EFIH 9.75% Notes are secured by the Collateral on an equitable and ratable basis with the EFIH 10% Notes and EFIH’s guarantee of the EFH Corp. Senior Secured Notes.

As of December 31, 2010, there were $141 million total principal amount of EFIH 9.75% Notes. The EFIH 9.75% Notes are senior obligations of EFIH and rank equally in right of payment with all senior indebtedness of EFIH and are senior in right of payment to any future subordinated indebtedness of EFIH. The notes are effectively senior to all unsecured indebtedness of EFIH, to the extent of the value of the Collateral, and are effectively subordinated to any indebtedness of EFIH secured by assets of EFIH other than the Collateral, to the extent of the value of the assets securing such indebtedness. Furthermore, the notes will be structurally subordinated to all indebtedness and other liabilities of EFIH’s subsidiaries (other than EFIH Finance), including Oncor Holdings and its subsidiaries.

The indenture for the EFIH 9.75% Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, EFIH and its restricted subsidiaries’ ability to:

•	make restricted payments;
•	incur debt and issue preferred stock;
•	create liens;
•	enter into mergers or consolidations;
•	sell or otherwise dispose of certain assets, and
•	engage in certain transactions with affiliates.

The indenture also contains customary events of default, including, among others, failure to pay principal or interest on the notes or the guarantees when due. If certain events of default occur and are continuing under the indenture, the trustee or the holders of at least 30% in principal amount outstanding of the notes may declare the principal amount of the notes to be due and payable immediately.

There are currently no restricted subsidiaries under the indenture (other than EFIH Finance, which has no assets). Oncor Holdings, the immediate parent of Oncor, and its subsidiaries are unrestricted subsidiaries under the indenture and, accordingly, are not subject to any of the restrictive covenants in the indenture.

EFIH may redeem the EFIH 9.75% Notes, in whole or in part, at any time on or after October 15, 2014, at specified redemption prices, plus accrued and unpaid interest, if any. In addition, before October 15, 2012, EFIH may redeem up to 35% of the aggregate principal amount of the notes from time to time at a redemption price of 109.750% of the aggregate principal amount of the notes, plus accrued and unpaid interest, if any, with the net cash proceeds of certain equity offerings. EFIH may also redeem the notes at any time prior to October 15, 2014 at a price equal to 100% of the principal amount, plus accrued and unpaid interest and the applicable premium as defined in the indenture. Upon the occurrence of a change of control (as described in the indenture), EFIH must offer to repurchase the notes at 101% of the principal amount, plus accrued and unpaid interest, if any.

Fair Value of Long-Term Debt

The estimated fair value of EFIH’s long-term debt (including 50% of the EFH Corp. Merger-related debt) totaled $3.079 billion and $1.908 billion as of December 31, 2010 and 2009, respectively, and the carrying amount totaled $3.172 billion and $2.513 billion, respectively. The fair value is estimated at the lesser of either the call price or the market value as determined by quoted market prices.

6.	COMMITMENTS AND CONTINGENCIES

Guarantees

See Note 5 for discussion of EFIH’s guarantee of certain EFH Corp. debt.

Legal Proceedings

From time to time, EFIH may be involved in various legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

7.	MEMBERSHIP INTERESTS

Cash Distributions

On April 15, 2010, EFIH paid a cash distribution totaling $2 million to EFH Corp. The distribution was declared by the board of directors on April 13, 2010. EFIH paid no additional cash distributions to EFH Corp. in 2010.

During 2009, EFIH’s board of directors declared, and EFIH paid, the following cash distributions totaling $216 million to EFH Corp.:

Declaration Date	Payment Date	Amount Paid
November 12, 2009	November 13, 2009	$ 99
August 18, 2009	August 19, 2009	$ 59
May 19, 2009	May 20, 2009	$ 40
February 18, 2009	March 3, 2009	$ 18

During 2008, EFIH’s board of directors declared, and EFIH paid, cash distributions totaling $330 million to EFH Corp. In addition, in November 2008, the net proceeds of $1.253 billion from Oncor’s sale of equity interests were distributed to EFH Corp.

The indentures governing the EFIH Notes include covenants that, among other things and subject to certain exceptions, restrict EFIH’s ability to pay dividends or make other distributions with respect to its membership interest. Accordingly, essentially all of EFIH’s net income is restricted from being used to make distributions with respect to its membership interest unless such distributions are expressly permitted under the indenture. The indenture further restricts EFIH from making any distribution to EFH Corp. for the ultimate purpose of making a dividend on EFH Corp.’s common stock unless at the time, and after giving effect to such distribution, EFIH’s consolidated leverage ratio is equal to or less than 6.0 to 1.0. The consolidated leverage ratio is generally defined as the ratio of EFIH’s consolidated total indebtedness (as defined in the indenture) to EFIH’s Adjusted EBITDA on a consolidated basis, including Oncor Holdings and its subsidiaries. EFIH’s consolidated leverage ratio was 5.3 to 1.0 as of December 31, 2010.

In addition, under applicable law, EFIH would be prohibited from paying any distribution to the extent that immediately following payment of such distribution, EFIH would be insolvent.

A substantial portion of EFIH’s net income has been derived from Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the boards determine that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings. For the period beginning October 11, 2007 and ending December 31, 2012, distributions paid by Oncor (other than distributions of the proceeds of any issuance of limited liability company units) are limited by the Limited Liability Company Agreement and a stipulation agreement with the PUCT to an amount not to exceed Oncor’s cumulative net income determined in accordance with US GAAP, as adjusted by applicable orders of the PUCT. Such adjustments exclude the noncash impacts of purchase accounting (to date, consists of removing the effect of the 2008 $860 million goodwill impairment charge and the cumulative amount of net accretion of fair value adjustments) and deducting two specific cash commitments (the $72 million ($46 million after tax) one-time refund to customers in September 2008 and funds spent as part of the $100 million commitment for additional energy efficiency initiatives of which $46 million ($30 million after tax) has been spent through December 31, 2010). As of December 31, 2010, $141 million was available for distribution to Oncor’s members under the cumulative net income restriction, of which approximately 80% relates to EFIH’s ownership interest.

Oncor’s distributions are further limited by an agreement with the PUCT that its regulatory capital structure, as determined by the PUCT, will be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. As of December 31, 2010, the regulatory capitalization ratio was 59.7% debt and 40.3% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes transition bonds issued by Oncor Electric Delivery Transition Bond Company. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization). As of December 31, 2010, $44 million was available for distribution under Oncor’s capital structure restriction, of which approximately 80% relates to EFIH’s ownership interest. In January 2011, Oncor filed for a rate review with the PUCT and 203 cities that, among other things, requested a revised regulatory capital structure of 55% debt to 45% equity, which if approved as requested, would further limit distributions from Oncor.

Effect of Sale of Equity Interests by Oncor

In November 2008, equity interests in Oncor were sold to Texas Transmission for $1.254 billion in cash. Equity interests were also sold to certain members of Oncor’s board of directors and its management team. Accordingly, after giving effect to all equity issuances, as of December 31, 2010, ownership of Oncor’s outstanding membership interests was as follows: 80.03% held by Oncor Holdings and indirectly by EFH Corp., 0.22% held indirectly by certain members of Oncor’s management and board of directors and 19.75% held by Texas Transmission.

The proceeds (net of closing costs) of $1.253 billion received by Oncor from Texas Transmission and the members of Oncor management upon completion of these transactions were distributed to Oncor Holdings who distributed the proceeds to EFIH and ultimately to EFH Corp.

The total amount of proceeds from the sale of noncontrolling interests in Oncor was less than the carrying value of the interests sold by $265 million, which reflects the fact that Oncor’s carrying value after purchase accounting is based on the Merger value, while the noncontrolling interests sale value did not include a control premium. The difference was accounted for as a reduction of membership interests.

As a result of the sale of the noncontrolling interests and the application of rules for income tax accounting related to outside basis differences, activity in 2008 reflects an increase in the balance of noncurrent accumulated deferred income taxes of $141 million and a decrease in total membership interests by the same amount.

Distributions to EFH Corp.

In November 2009, EFIH distributed to EFH Corp. $99 million aggregate principal amount of EFH Corp. 10.875% and Toggle Notes acquired in the debt exchanges and retired by EFH Corp., as discussed in Note 5. The distribution was recorded as a reduction of membership interest in the amount of the cost of the notes ($74 million).

In May 2008, EFIH distributed to EFH Corp. its investment totaling $24 million in an entity with telecommunications-related activities that are not part of Oncor’s current operations.

Capital Contributions

In August 2010, EFH Corp. made a capital contribution to EFIH of $440 million in cash to support EFIH’s debt exchange transaction for EFH Corp. Senior Notes as discussed in Note 5.

See Notes 1 and 5 for discussion of noncash contributions from EFH Corp. related to debt pushed down to EFIH in accordance with SEC Staff Accounting Bulletin Topic 5-J.

8.	RELATED-PARTY TRANSACTIONS

The following represent significant related-party transactions of EFIH in addition to the investment in EFH Corp. and TCEH debt securities discussed in Note 3:

•

Short-term advances from parent totaled less than one million as of December 31, 2010, and short-term advances to parent totaled $3 million as of December 31, 2009. Interest expense/income related to the advances were immaterial in 2010 and 2009 and $2 million for the year ended December 31, 2008, at a weighted average interest rate of 10.9% during 2008. A $25 million advance was settled in May 2008 as part of EFIH’s distribution of its investment in an entity with telecommunications-related activities that are not part of Oncor’s current operations to EFH Corp. as discussed in Note 7.

•

EFH Corp. files a consolidated federal income tax return and allocates income tax liabilities to EFIH substantially as if EFIH was filing its own income tax returns, except that amounts due from Oncor Holdings under a tax sharing agreement are settled directly with EFH Corp. in accordance with that agreement. EFIH’s results are included in the consolidated Texas state margin tax return filed by EFH Corp. EFIH’s amount payable to EFH Corp. related to income taxes totaled $46 million and $1 million as of December 31, 2010 and 2009, respectively. There were no income tax payments to EFH Corp. in the year ended December 31, 2010.

•

As of December 31, 2010 and 2009, EFH Corp. had a demand note payable to TCEH of $916 million and $416 million, respectively. The borrowings are used to fund EFH Corp. debt principal and interest payments. The demand note is guaranteed by EFIH and EFCH on a pari passu basis with the EFH Corp. Senior Notes (see Note 5).

•

Goldman, Sachs & Co. (Goldman) acted as a dealer manager and solicitation agent in the debt exchange offers completed in August 2010 as discussed in Note 5 and received fees of $7 million from EFIH, EFIH Finance and EFH Corp.

•

Affiliates of the Sponsor Group participated in debt exchange offers completed in November 2009 by EFH Corp., EFIH and EFIH Finance to exchange new senior secured notes for certain EFH Corp. and TCEH notes as discussed in Note 5. Goldman, Sachs & Co. and KKR Capital Markets LLC acted as dealer managers and TPG Capital, L.P. served as an advisor in the exchange offers. These affiliates were compensated for their services in accordance with the terms of the respective agreements. These fees totaled $1 million.

•

Affiliates of the Sponsor Group have, and may, sell, acquire or participate in other offerings of debt or debt securities issued by EFIH or its subsidiaries in open market transactions or through loan syndications.

See Note 4 for information regarding income taxes, Note 5 regarding guarantees and push-down of certain EFH Corp. debt and Note 7 regarding distributions to, and contributions from, EFH Corp. and noncash settlement of certain income taxes payable.

Significant related-party transactions involving Oncor Holdings (including its consolidated subsidiary Oncor) and EFH Corp., other affiliates of EFH Corp. and the Sponsor Group are as follows:

•

Oncor records revenue from TCEH, principally for electricity delivery fees, which totaled $1.1 billion for the year ended December 31, 2010 and $1.0 billion for each of the years ended December 31, 2009 and 2008. These fees are based on rates regulated by the PUCT that apply to all REPs. These revenues from TCEH represented 36%, 38% and 39% of total revenues for Oncor Holdings for the years ended December 31, 2010, 2009 and 2008, respectively. Oncor Holdings’ balance sheets as of December 31, 2010 and 2009 reflect receivables from TCEH totaling $143 million and $151 million, respectively, primarily related to these electricity delivery fees.

•

Oncor recognizes interest income from TCEH with respect to Oncor’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Oncor’s bankruptcy-remote financing subsidiary. The interest income, which is received on a monthly basis, serves to offset Oncor’s interest expense on the transition bonds. This interest income totaled $37 million, $42 million and $46 million for the years ended December 31, 2010, 2009 and 2008, respectively.

•

Incremental amounts payable by Oncor related to income taxes as a result of delivery fee surcharges to its customers related to transition bonds are reimbursed by TCEH. Oncor Holdings’ financial statements reflect a note receivable from TCEH to Oncor of $217 million ($39 million reported as current in trade accounts and other receivables from affiliates) as of December 31, 2010 and $254 million ($37 million reported as current in trade accounts and other receivables from affiliates) as of December 31, 2009 related to these income taxes. Oncor reviews economic conditions, TCEH’s credit ratings and historical payment activity to assess the overall collectability of these affiliated receivables. As of December 31, 2010, there were no credit loss allowances related to the note receivable from TCEH.

•

An EFH Corp. subsidiary charges Oncor for certain administrative services at cost. These costs, which are reported in Oncor Holdings’ operation and maintenance expenses, totaled $36 million, $22 million and $24 million for the years ended December 31, 2010, 2009 and 2008, respectively.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH’s balance sheet) is funded by a delivery fee surcharge collected from REPs by Oncor and remitted monthly to TCEH (which totaled $16 million for each of the years ended December 31, 2010, 2009 and 2008). These trust fund assets are established with the intent to be sufficient to fund the estimated decommissioning liability (also reported on TCEH’s balance sheet). Income and expenses associated with the trust fund and the decommissioning liability recorded by TCEH are offset by a net change in the Oncor and TCEH intercompany receivable/payable, which in turn results in a change in Oncor’s reported net regulatory asset/liability. A regulatory liability represents the excess of the trust fund balance over the net decommissioning liability, and a regulatory asset represents the excess of the net decommissioning liability over the trust fund balance.

The change from a regulatory asset of $85 million as of December 31, 2009 to a regulatory liability of $206 million as of December 31, 2010 reflects a new decommissioning cost estimate completed in the second quarter 2010. In accordance with regulatory requirements, a new cost estimate is completed every five years. The change reflected lower cost escalation assumptions as compared to the previous estimate, resulting in a decline in the estimated decommissioning liability.

•

EFH Corp. files a consolidated federal income tax return and allocates income tax liabilities to Oncor Holdings under a tax sharing agreement substantially as if Oncor Holdings was filing its own income tax returns. Oncor Holdings’ results are included in the consolidated Texas state margin tax return filed by EFH Corp. Oncor Holdings’ amount receivable from EFH Corp. related to income taxes, primarily due to timing of payments, totaled $72 million as of December 31, 2010, and amount payable to EFH Corp. related to income taxes totaled $5 million as of December 31, 2009. Oncor Holdings’ net income tax payments in the year ended December 31, 2010 totaled $107 million to EFH Corp., and Oncor made federal income tax-related payments totaling $21 million to noncontrolling interests.

•

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect transition bond-related charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, as of December 31, 2010 and 2009, TCEH had posted letters of credit in the amount of $14 million and $15 million, respectively, for Oncor’s benefit.

•

Oncor and Texas Holdings agreed to the terms of a stipulation with major interested parties to resolve all outstanding issues in the PUCT review related to the Merger. As part of this stipulation, TCEH would be required to post a letter of credit in an amount equal to $170 million to secure its payment obligations to Oncor in the event, which has not occurred, two or more rating agencies downgrade Oncor’s credit ratings below investment grade.

•

As of the closing of the Merger in 2007, Oncor entered into its current $2 billion revolving credit facility with a syndicate of financial institutions and other lenders. The syndicate includes affiliates of GS Capital Partners (a member of the Sponsor Group). Affiliates of GS Capital Partners have from time-to-time engaged in commercial transactions with Oncor in the normal course of business.

•

Affiliates of the Sponsor Group have, and from time-to-time, may (1) sell, acquire or participate in the offerings of Oncor’s debt or debt securities in open market transactions or through loan syndications, and (2) perform various financial advisory, dealer, commercial banking and investment banking services for Oncor and certain of its affiliates for which they have received or will receive customary fees and expenses.

•

Affiliates of the Sponsor Group have, from time-to-time, and may, in the future, sell, acquire or participate in the offerings of Oncor’s debt or debt securities in open market transactions or through loan syndications.

•

Oncor participates in plans sponsored by EFH Corp. that provide pension, health care and other retiree benefits. Accordingly, Oncor Holdings’ financial statements reflect allocations to Oncor of amounts related to these retiree benefit plans. Certain regulatory provisions allow for the recovery by Oncor of retiree benefit costs for all applicable former employees of EFH Corp.’s regulated predecessor integrated electric utility, which in addition to Oncor’s active and retired employees consists largely of active and retired personnel engaged in TCEH’s activities, related to service of those additional personnel prior to the deregulation and disaggregation of EFH Corp.’s businesses effective January 1, 2002. Accordingly, Oncor and TCEH entered into an agreement whereby Oncor assumed responsibility for applicable retiree benefit costs related to those personnel.

9.	SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges

	Year Ended December 31,
	2010	2009	2008

Interest expense	$306	$269	$251
Amortization of debt issuance costs	9	10	11

Total interest expense and related charges	$315	$279	$262

Supplemental Cash Flow Information

	Year Ended December 31,
	2010	2009	2008
Cash payments related to:
Interest	$76	$—	$—
Noncash investing and financing activities:
Effect of Parent’s payment of interest and issuance of toggle notes as consideration for cash interest, net of tax, on pushed-down debt	(99)	227	140
Capital contribution related to settlement of certain income taxes payable (a)	40	50	—
Effect of push down of debt from EFH Corp.	(1,618)	(33)	—
Debt exchange transactions	989	55	—

(a)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of noncontrolling interests in Oncor.

See Note 5 for discussion of noncash exchanges of debt.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of EFIH’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2010. Based on the evaluation performed, EFIH’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

There have been no changes in EFIH’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, EFIH’s internal control over financial reporting.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

MANAGEMENT’S ANNUAL REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Energy Future Intermediate Holding Company LLC is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) for the company. Energy Future Intermediate Holding Company LLC’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition or the deterioration of compliance with procedures or policies.

The management of Energy Future Intermediate Holding Company LLC performed an evaluation as of December 31, 2010 of the effectiveness of the company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO’s) Internal Control - Integrated Framework. Based on the review performed, management believes that as of December 31, 2010 Energy Future Intermediate Holding Company LLC’s internal control over financial reporting was effective.

The independent registered public accounting firm of Deloitte & Touche LLP as auditors of the consolidated financial statements of Energy Future Intermediate Holding Company LLC has issued an attestation report on Energy Future Intermediate Holding Company LLC’s internal control over financial reporting.

/s/ JOHN F. YOUNG	/s/ PAUL M. KEGLEVIC
John F. Young, Chair, President and	Paul M. Keglevic, Executive Vice President
Chief Executive	and Chief Financial Officer

February 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Energy Future Intermediate Holding Company LLC

Dallas, Texas

We have audited the internal control over financial reporting of Energy Future Intermediate Holding Company LLC and subsidiaries (“EFIH”) as of December 31, 2010 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. EFIH’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on EFIH’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, EFIH maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of December 31, 2010 and for the year ended December 31, 2010 of EFIH and our report dated February 17, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 17, 2011

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 is not presented herein as EFIH meets the conditions set forth in General Instruction (I)(1)(a) and (b).

Item 11.	EXECUTIVE COMPENSATION

Item 11 is not presented herein as EFIH meets the conditions set forth in General Instruction (I)(1)(a) and (b).

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED EQUITY HOLDER MATTERS

Item 12 is not presented herein as EFIH meets the conditions set forth in General Instruction (I)(1)(a) and (b).

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 is not presented herein as EFIH meets the conditions set forth in General Instruction (I)(1)(a) and (b).

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the board of directors of EFH Corp. (Committee) has adopted a policy relating to the engagement of EFH Corp.’s independent auditor that applies to EFH Corp. and its consolidated subsidiaries, including EFIH. The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, and providing services necessary to complete SEC filings, Deloitte & Touche LLP may be engaged to provide nonaudit services as described herein. Prior to engagement, all services to be rendered by the independent auditor must be authorized by the Committee in accordance with preapproval procedures which are defined in the policy. The preapproval procedures require: (i) the annual review and preapproval by the Committee of all anticipated audit and nonaudit services; and (ii) the quarterly preapproval by the Committee of services, if any, not previously approved and the review of the status of previously approved services. The Committee may also approve certain ongoing nonaudit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (“Deloitte & Touche”) for EFIH in 2010 were pre-approved by the Committee.

The policy defines those nonaudit services which Deloitte & Touche may also be engaged to provide as follows:

1.	Audit related services, including:
a.	due diligence accounting consultations and audits related to mergers, acquisitions and divestitures;
b.	employee benefit plan audits;
c.	accounting and financial reporting standards consultation,
d.	internal control reviews, and
e.	attest services, including agreed upon procedures reports that are not required by statute or regulation.

2.	Tax related services, including:
a.	tax compliance;
b.	general tax consultation and planning,
c.	tax advice related to mergers, acquisitions, and divestitures, and
d.	communications with and request for rulings from tax authorities.

3.	Other services, including:
a.	process improvement, review and assurance;
b.	litigation and rate case assistance;
c.	forensic and investigative services, and
d.	training services.

The policy prohibits EFIH from engaging its independent auditor to provide:

1.	Bookkeeping or other services related to EFIH’s accounting records or financial statements;
2.	Financial information systems design and implementation services;
3.	Appraisal or valuation services, fairness opinions, or contribution-in-kind reports;
4.	Actuarial services;
5.	Internal audit outsourcing services;
6.	Management or human resource functions;
7.	Broker-dealer, investment advisor, or investment banking services;
8.	Legal and expert services unrelated to the audit, and
9.	Any other service that the Public Company Accounting Oversight Board determines, by regulation, to be impermissible.

In addition, the policy prohibits EFIH’s independent auditor from providing tax or financial planning advice to any officer of EFIH.

Compliance with the Committee’s policy relating to the engagement of Deloitte & Touche is monitored on behalf of the Committee by EFIH’s chief accounting officer. Reports describing the services provided by the firm and fees for such services are provided to the Committee no less often than quarterly.

For the years ended December 31, 2010 and 2009, fees billed to EFIH by Deloitte & Touche were as follows:

	2010	2009

Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents.	$190,000	$—

Audit-Related Fees. Fees for services including employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	9,900	—

Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	—	—

All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, litigation and rate case assistance and training services	—	—

Total	$199,900	$—

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Oncor Holdings Financial Statements are presented pursuant to Rules 3-09 and 3-16 of Regulation S-X as Exhibit 99(f).

(b)	Exhibits.

EFIH Exhibits to Form 10-K for the Fiscal Year Ended December 31, 2010

Exhibits	Previously Filed With File Number*	As Exhibit

(3(i))	Articles of Incorporation

3(a)	333-153529 Form S-4 (filed September 17, 2008)	3(c)	—	Certificate of Formation of Energy Future Intermediate Holding Company LLC, as amended

(3(ii))	By-laws

3(b)	333-153529 Form S-4 (filed September 17, 2008)	3(f)	—	Amended and Restated Limited Liability Company Agreement of Energy Future Intermediate Holding Company LLC

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

	Energy Future Intermediate Holding Company LLC

4(a)	1-12833 Form 8-K (filed November 20, 2009)	4.2	—	Indenture, dated as of November 16, 2009, among Energy Future Intermediate Holding Company LLC and EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee

4(b)	1-12833 Form 8-K (filed August 18, 2010)	4.1	—

Indenture, dated August 17, 2010, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020

	Energy Future Holdings Corp. (Merger-related push down debt)

4(c)	1-12833 Form 8-K (filed October 31, 2007)	4.1	—

Indenture, dated October 31, 2007, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon, as trustee, relating to Senior Notes due 2017 and Senior Toggle Notes due 2017

4(d)	1-12833 Form 10-K (2009) (filed February 19, 2010)	4(f)	—

Supplemental Indenture, dated as of July 8, 2008, to Indenture, dated as of October 31, 2007, relating to Energy Future Holdings Corp.’s 10.875% Senior Notes due 2017 and 11.25%/12.00% Senior Toggle Notes due 2017

4(e)	1-12833 Form 10-Q (Quarter ended June 30, 2009) (filed August 4, 2009)	4(a)	—

Second Supplemental Indenture, dated as of August 3, 2009, to Indenture, dated as of October 31, 2007, relating to Energy Future Holdings Corp.’s 10.875% Senior Notes due 2017 and 11.25%/12.00% Senior Toggle Notes due 2017

4(f)	1-12833 Form 8-K (filed July 30, 2010)	99.1	—

Third Supplemental Indenture, dated as of July 29, 2010, to Indenture dated as of October 31, 2007, relating to EFH Corp.’s 10.875% Senior Notes due 2017 and 11.250%/12.000% Senior Toggle Notes due 2017

Exhibits	Previously Filed With File Number*	As Exhibit

4(g)	1-12833 Form 8-K (filed November 20, 2009)	4.1	—

Indenture, dated November 16, 2009, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 9.75% Senior Secured Notes due 2019

4(h)	333-171253 Form S-4 (filed January 24, 2011)	4(k)	—

Indenture, dated January 12, 2010, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020

4(i)	333-165860 Form S-3 (filed April 1, 2010)	4(j)	—	First Supplemental Indenture, dated as of March 16, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(j)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(a)	—	Second Supplemental Indenture, dated as of April 13, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(k)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(b)	—	Third Supplemental Indenture, dated as of April 14, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(l)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(c)	—	Fourth Supplemental Indenture, dated as of May 21, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(m)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(d)	—	Fifth Supplemental Indenture, dated as of July 2, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(n)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(e)	—	Sixth Supplemental Indenture, dated as of July 6, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(o)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(f)	—	Seventh Supplemental Indenture, dated as of July 7, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

Exhibits	Previously Filed With File Number*	As Exhibit

4(p)	1-12833 Form 8-K (filed January 19, 2010)	4.2	—

Registration Rights Agreement, dated January 12, 2010, among Energy Future Holdings Corp., the Guarantors named therein and the initial purchasers named therein, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(q)	333-165860 Form S-3 (filed April 1, 2010)	4(l)	—

Registration Rights Letter Agreement, dated March 16, 2010, among Energy Future Holdings Corp., the Guarantors named therein and the initial purchasers named therein, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(r)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(h)	—

Registration Rights Agreement, dated April 12, 2010, among Energy Future Holdings Corp., the Guarantors named therein and the initial purchasers named therein, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(s)	1-12833 Form 10-Q Quarter ended June 30, 2010) (filed August 2, 2010)	4(i)	—

Registration Rights Agreement, dated April 13, 2010, among Energy Future Holdings Corp., the Guarantors named therein and the initial purchasers named therein, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(t)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(j)	—

Registration Rights Agreement, dated May 20, 2010, among Energy Future Holdings Corp., the Guarantors named therein and the initial purchasers named therein, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(u)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(k)	—

Registration Rights Agreement, dated July 2, 2010, among Energy Future Holdings Corp., the Guarantors named therein and the initial purchasers named therein, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(v)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(l)	—

Registration Rights Agreement, dated July 6, 2010, among Energy Future Holdings Corp., the Guarantors named therein and the initial purchasers named therein, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(w)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(m)	—

Registration Rights Agreement, dated July 7, 2010, among Energy Future Holdings Corp., the Guarantors named therein and the initial purchasers named therein, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

Oncor Electric Delivery Company LLC

4(x)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York Mellon, as Trustee

Exhibits	Previously Filed With File Number*	As Exhibit

4(y)	1-12833 Form 8-K (filed October 31, 2005)	10.1	—	Supplemental Indenture No. 1, dated October 25, 2005, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York Mellon

4(z)	333-100240 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	4(b)	—	Supplemental Indenture No. 2, dated May 15, 2008, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(aa)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated May 6, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2012 and 7.000% Senior Notes due 2032

4(bb)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York Mellon, as Trustee

4(cc)	333-100240 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	4(c)	—	Supplemental Indenture No. 1, dated May 15, 2008, to Indenture and Deed of Trust, dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(dd)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated August 30, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 5.00% debentures due 2007 and 7.00% Debentures due 2022

4(ee)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated December 20, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2015 and 7.250% Senior Notes due 2033

4(ff)	333-100240 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	4(a)	—	Deed of Trust, Security Agreement and Fixture Filing, dated May 15, 2008, by Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York, as Collateral Agent.

4(gg)	333-100240 Form 10-Q (Quarter ended September 30, 2008) (filed November 6, 2008)	4(c)	—

Investor Rights Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

4(hh)	333-100240 Form 10-Q (Quarter ended September 30, 2008) (filed November 6, 2008)	4(d)	—

Registration Rights Agreement of Oncor Electric Delivery Company LLC, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

Exhibits	Previously Filed With File Number*	As Exhibit

4(ii)	333-100240 Form 10-K (2008) (filed March 3, 2009)	4(n)	—

First Amendment to Deed of Trust, dated as of March 2, 2009, by and between Oncor Electric Delivery Company LLC and The Bank of New York Mellon (formerly The Bank of New York) as Trustee and Collateral Agent.

4(jj)	333-100240 Form 8-K (filed September 3, 2010)	10.1	—

Second Amendment to Deed of Trust, Security Agreement and Fixture Filing, dated as of September 3, 2010, by and between Oncor, as grantor, to and for the benefit of The Bank of New York Mellon, as collateral agent

4(kk)	333-100242 Form 8-K (filed September 9, 2008)	4.1	—	Officer’s Certificate, dated September 8, 2008, establishing the terms of Oncor’s 5.95% Senior Secured Notes due 2013, 6.80% Senior Secured Notes due 2018 and 7.50% Senior Secured Notes due 2038

4(ll)	333-100240 Form 8-K (filed September 16, 2010)	4.1	—	Officer’s Certificate, dated September 13, 2010, establishing the terms of Oncor’s 5.25% Senior Secured Notes due 2040

4(mm)	333-100240 Form 8-K (filed September 16, 2010)	4.2	—	Registration Rights Agreement, dated September 13, 2010, among Oncor and the representatives of the initial purchasers of Oncor’s 5.25% Senior Secured Notes due 2040

4(nn)	333-100240 Form 8-K (filed October 12, 2010)	4.1	—	Officer’s Certificate, dated October 8, 2010, establishing the terms of Oncor’s 5.00% Senior Secured Notes due 2017 and 5.75% Senior Secured Notes due 2020

4(oo)	333-100240 Form 8-K (filed October 12, 2010)	4.2	—	Registration Rights Agreement, dated October 8, 2010, among Oncor and the dealer managers named therein

(10)	Material Contracts.

	Credit Agreements

10(a)	333-100240 Form 10-Q (Quarter ended September 30, 2007) (filed November 14, 2007)	10(a)	—

$2,000,000,000 Revolving Credit Agreement, dated as of October 10, 2007, among Oncor Electric Delivery Company LLC, as the borrower, the several lenders from time-to-time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, fronting bank and swingline lender, Citibank, N.A., as syndication agent and fronting bank, Credit Suisse, Cayman Islands Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Morgan Stanley Senior Funding, Inc. as co-documentation agents, J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers and bookrunners

10(b)	1-12833 Form 8-K (filed November 20, 2009)	4.3	—

Pledge Agreement, dated November 16, 2009, made by Energy Future Intermediate Holding Company LLC and the additional pledgers to The Bank of New York Mellon Trust Company, N.A., as collateral trustee for the holders of parity lien obligations

Exhibits	Previously Filed With File Number*	As Exhibit

10(c)	1-12833 Form 8-K (filed November 20, 2009)	4.4	—

Collateral Trust Agreement, dated November 16, 2009, among Energy Future Intermediate Holding Company LLC, The Bank of New York Mellon Trust Company, N.A., as first lien trustee and as collateral trustee, and the other secured debt representatives party thereto

Other Material Contracts

10(d)	333-100240 Form 10-K (2004) (filed March 23, 2005)	10(i)	—

Agreement, dated as of March 10, 2005, by and between Oncor Electric Delivery Company LLC and TXU Energy Company LLC allocating to Oncor Electric Delivery Company LLC the pension and post-retirement benefit costs for all Oncor Electric Delivery Company LLC employees who had retired or had terminated employment as vested employees prior to January 1, 2002

10(e)	333-100240 Form 10-Q (Quarter ended September 30, 2008) (filed November 6, 2008)	3(a)	—

Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Holdings Company LLC, dated as of November 5, 2008, by and among Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Oncor Management Investment LLC

10(f)	333-100240 Form 10-K (2008) (filed March 3, 2009)	3(c)	—

First Amendment to Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Company LLC, entered into as of February 18, 2009, by and among Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Oncor Management Investment LLC

10(g)	333-100240 Form 10-Q (Quarter ended September 30, 2008) (filed November 6, 2008)	10(b)	—

Amended and Restated Tax Sharing Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Oncor Management Investment LLC, Texas Transmission Investment LLC, Energy Future Intermediate Holding Company LLC and Energy Future Holdings Corp.

10(h)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(eee)	—	Stipulation as approved by the PUCT in Docket No. 34077
10(i)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(fff)	—	Amendment to Stipulation Regarding Section 1, Paragraph 35 and Exhibit B in Docket No. 34077
10(j)	333-100240 Form 10-K (2010) (filed February 18, 2011)	10(ae)	—	PUCT Order on Rehearing in Docket No. 34077

Exhibits	Previously Filed With File Number*	As Exhibit

(12)	Statement Regarding Computation of Ratios.

12(a)			—	Computation of Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99(a)			—	Energy Future Intermediate Holding Company LLC Consolidated Adjusted EBITDA reconciliation for the years ended December 31, 2010 and 2009.

99(b)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the years ended December 31, 2010 and 2009.

99(c)	333-91935 Form S-3 (filed July 1, 2003)	99(a)	—	Financing Order.

99(d)	333-91935 Form S-3 (filed July 1, 2003)	99(b)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated May 21, 2002.

99(e)	333-91935 Form S-3 (filed July 1, 2003)	99(c)	—	Internal Revenue Service Private Letter Ruling pertaining to the transition bonds, dated February 18, 2000.

99(f)			—	Oncor Electric Delivery Holdings Company LLC financial statements presented pursuant to Rules 3–09 and 3–16 of Regulation S–X.

*	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Energy Future Intermediate Holding Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

Date: February 17, 2011
	By	/s/ JOHN F. YOUNG
(John F. Young, Chair, President and Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Energy Future Intermediate Holding Company LLC and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	JOHN F. YOUNG	Principal Executive Officer	February 17, 2011
	(John F. Young, Chair, President and Chief Executive)	and Manager

/s/	PAUL M. KEGLEVIC	Principal Financial Officer	February 17, 2011
	(Paul M. Keglevic, Executive Vice President and Chief Financial Officer)	and Manager

/s/	STANLEY J. SZLAUDERBACH	Principal Accounting Officer	February 17, 2011
(Stanley J. Szlauderbach, Senior Vice President and Controller)

/s/	THOMAS D. FERGUSON	Manager	February 17, 2011
(Thomas D. Ferguson)

/s/	JAMES R. HUFFINES	Manager	February 17, 2011
(James R. Huffines)

/s/	JEFFREY LIAW	Manager	February 17, 2011
(Jeffrey Liaw)

/s/	KENNETH PONTARELLI	Manager	February 17, 2011
(Kenneth Pontarelli)