Form 10-Q
period 2011-03-31
Energy Future Intermediate Holding CO LLC
filed 2011-04-29
CIK 1445146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Ö] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  Ö   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      No      (The registrant is not currently required to submit such files.)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      Accelerated filer      Non-Accelerated filer  Ö  (Do not check if a smaller reporting company)

Smaller reporting company

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No  Ö

As of April 28, 2011, the outstanding membership interest in Energy Future Intermediate Holding Company LLC was directly held by Energy Future Holdings Corp.

Energy Future Intermediate Holding Company LLC meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

Energy Future Intermediate Holding Company LLC’s (EFIH) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Energy Future Holdings Corp. (EFH Corp.) website at http://www.energyfutureholdings.com as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. The information on EFH Corp.’s website shall not be deemed a part of, or incorporated by reference into, this quarterly report on Form 10-Q. Readers should not rely on or assume the accuracy of any representation or warranty in any agreement that EFIH has filed as an exhibit to this Form 10-Q because such representation or warranty may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties’ risk allocation in the particular transaction, may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes or may no longer continue to be true as of any given date.

This Form 10-Q and other Securities and Exchange Commission filings of EFIH and its subsidiaries occasionally make references to EFIH (or “we,” “our,” “us” or “the company”), EFH Corp., Oncor Holdings or Oncor when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with, or otherwise reflected in, their respective parent company’s financial statements for financial reporting purposes. However, these references should not be interpreted to imply that the relevant parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or vice versa.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2010 Form 10-K	EFIH’s Annual Report on Form 10-K for the year ended December 31, 2010

Adjusted EBITDA

Adjusted EBITDA means EBITDA adjusted to exclude noncash items, unusual items and other adjustments allowable under the EFIH Notes and certain debt arrangements of EFH Corp. (as applicable). See definition of EBITDA below. Adjusted EBITDA and EBITDA are not recognized terms under US GAAP and, thus, are non-GAAP financial measures. We are providing our and EFH Corp.’s Adjusted EBITDA in this Form 10-Q (see reconciliations in Exhibits 99(b) and 99(c)) solely because of the important role that Adjusted EBITDA plays in respect of certain covenants contained in the indentures for the EFIH Notes and EFH Corp. debt pushed down to EFIH as discussed in Note 4 to Financial Statements. We do not intend for Adjusted EBITDA (or EBITDA) to be an alternative to net income as a measure of operating performance or an alternative to cash flows from operating activities as a measure of liquidity or an alternative to any other measure of financial performance presented in accordance with US GAAP. Additionally, we do not intend for Adjusted EBITDA (or EBITDA) to be used as a measure of free cash flow available for management’s discretionary use, as the measure excludes certain cash requirements such as interest payments, tax payments and other debt service requirements. Because not all companies use identical calculations, our presentation of Adjusted EBITDA (and EBITDA) may not be comparable to similarly titled measures of other companies.

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

EFIH Notes

Refers collectively to EFIH’s and EFIH Finance’s 9.75% Senior Secured Notes due October 15, 2019 (EFIH 9.75% Notes), 10.000% Senior Secured Notes due December 1, 2020 (EFIH 10% Notes) and 11% Senior Secured Second Lien Notes due October 1, 2021 (EFIH 11% Notes).

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

Oncor

Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context, that is engaged in regulated electricity transmission and distribution activities.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor.

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

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

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(millions of dollars)

Interest income (Note 3)	$145	$2
Interest expense and related charges (Note 8)	(82)	(74)

Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	63	(72)
Income tax (expense) benefit	(23)	24
Equity in earnings of unconsolidated subsidiary (net of tax) (Note 2)	50	63

Net income	$90	$15

See Notes to Financial Statements. CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended March 31,
	2011	2010
	(millions of dollars)

Net income	$90	$15
Other comprehensive income — net of tax effects:
Investment in long-term debt of affiliates — available for sale:
Net increase in fair value of securities (net of tax expense of $1 million and $—) (Note 3)	1	—

Comprehensive income	$91	$15

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(millions of dollars)
Cash flows — operating activities:
Net income	$90	$15
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of unconsolidated subsidiary	(50)	(63)
Distributions of earnings from unconsolidated subsidiary	16	30
Deferred income taxes – net	—	1
PIK interest income on EFH Corp. Senior Toggle Notes held as investment (Note 3)	(69)	—
Noncash interest expense related to pushed down debt of parent (Note 4)	16	—
Accretion of purchase discount on investment in long-term debt of affiliates (Note 3)	(35)	—
Amortization of debt issuance costs	2	2
Changes in operating assets and liabilities	46	45

Cash provided by operating activities	16	30

Cash flows — financing activities:
Advances from EFH Corp.	—	4
Debt exchange and issuance costs	—	(7)

Cash used in financing activities	—	(3)

Cash flows — investing activities:
Advances to EFH Corp.	—	3

Cash provided by investing activities	—	3

Net change in cash and cash equivalents	16	30

Cash and cash equivalents — beginning balance	43	—

Cash and cash equivalents — ending balance	$59	$30

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS	(millions of dollars)
Current assets:
Cash and cash equivalents	$59	$43
Receivables from affiliates	183	73

Total current assets	242	116

Investment in Oncor Holdings (Note 2)	5,588	5,544
Investment in long-term debt of affiliates (includes available-for-sale securities totaling $46 million and $44 million) (Note 3)	2,881	2,845
Other noncurrent assets	39	42

Total assets	$8,750	$8,547

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Trade accounts and other payables to affiliates	$—	$1
Income taxes payable to EFH Corp. (Note 7)	77	46
Accrued interest	111	46

Total current liabilities	188	93

Accumulated deferred income taxes	89	89
Long-term debt (Note 4)	3,172	3,172

Total liabilities	3,449	3,354

Commitments and Contingencies (Note 5)

Membership interests (Note 6):
Capital account	5,302	5,195
Accumulated other comprehensive loss	(1)	(2)

Total membership interests	5,301	5,193

Total liabilities and membership interests	$8,750	$8,547

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

EFIH is a Dallas, Texas-based holding company whose wholly-owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. EFIH is a direct, wholly-owned subsidiary of EFH Corp. EFIH has no reportable business segments. As discussed in Note 2, Oncor Holdings and its subsidiaries are not consolidated in EFIH’s financial statements as a result of amended consolidation accounting standards related to variable interest entities (VIEs) effective January 1, 2010.

References in this report to “we,” “our,” “us” and “the company” are to EFIH and/or its direct and indirect subsidiaries as apparent in the context. See “Glossary” for other defined terms.

Various “ring-fencing” measures have been taken to enhance the credit quality of Oncor Holdings and Oncor. These measures serve to mitigate Oncor’s and Oncor Holdings’ credit exposure to the Texas Holdings Group, which includes EFIH, and to reduce the risk that the assets and liabilities of Oncor or Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of Texas Holding Group’s subsidiaries. Such measures include, among other things: Oncor’s sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; the board of directors of Oncor Holdings and Oncor being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. Oncor and Oncor Holdings do not bear any liability for debt or contractual obligations of the Texas Holdings Group (including, but not limited to, our debt obligations), and vice versa. Accordingly, Oncor Holdings’ operations are conducted, and its cash flows managed, independently from the Texas Holdings Group.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in the 2010 Form 10-K. Our investment in Oncor Holdings does not meet accounting standards criteria for consolidation and is accounted for under the equity method (see Note 2). All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2010 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

2.	INVESTMENT IN ONCOR HOLDINGS

A VIE is an entity with which we have a relationship or arrangement that indicates some level of control over the entity or results in economic risks to us. Accounting standards require consolidation of a VIE if we have (a) the power to direct the significant activities of the VIE and (b) the right or obligation to absorb profit and loss from the VIE (primary beneficiary). Our VIE consists of an equity investment in Oncor Holdings. In determining the appropriateness of consolidation of a VIE, we evaluate its purpose, governance structure, decision making processes and risks that are passed on to its interest holders. We also examine the nature of any related party relationships among the interest holders of the VIE and the nature of any special rights granted to the interest holders of the VIE.

As discussed below, our balance sheet reflects Oncor Holdings, which holds an approximate 80% interest in Oncor, accounted for as an equity method investment because the structural and operational “ring-fencing” measures discussed in Note 1 prevent us from having power to direct the significant activities of Oncor Holdings or Oncor. We account for our investment in Oncor Holdings under the equity method, as opposed to the cost method, because, while we do not have the power to direct Oncor’s significant activities, we do have the ability to exercise significant influence (as defined by US GAAP) over its activities.

The carrying value of our variable interest in Oncor Holdings that we do not consolidate totaled $5.588 billion and $5.544 billion as of March 31, 2011 and December 31, 2010, respectively, and is reported as investment in Oncor Holdings in the balance sheet. Our maximum exposure to loss from these interests does not exceed our carrying value.

Condensed statements of consolidated income of Oncor Holdings for the three months ended March 31, 2011 and 2010 are presented below:

	Three Months Ended March 31,
	2011	2010
Operating revenues	$706	$703
Operation and maintenance expenses	(258)	(249)
Depreciation and amortization	(172)	(166)
Taxes other than income taxes	(97)	(94)
Other income	8	11
Other deductions	(2)	(2)
Interest income	10	10
Interest expense and related charges	(90)	(86)

Income before income taxes	105	127

Income tax expense	(42)	(48)

Net income	63	79
Net income attributable to noncontrolling interests	(13)	(16)

Net income attributable to Oncor Holdings	$50	$63

Assets and liabilities of Oncor Holdings as of March 31, 2011 and December 31, 2010 are presented below:

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$12	$33
Restricted cash	56	53
Trade accounts receivable — net	275	254
Trade accounts and other receivables from affiliates	177	182
Income taxes receivable from EFH Corp.	67	72
Inventories	102	96
Accumulated deferred income taxes	11	10
Prepayments	77	75
Other current assets	8	5

Total current assets	785	780

Restricted cash	16	16
Other investments	74	78
Property, plant and equipment — net	9,851	9,676
Goodwill	4,064	4,064
Note receivable due from TCEH	169	178
Regulatory assets — net	1,710	1,782
Other noncurrent assets	303	264

Total assets	$16,972	$16,838

LIABILITIES

Current liabilities:
Short-term borrowings	$516	$377
Long-term debt due currently	114	113
Trade accounts payable — nonaffiliates	147	125
Accrued taxes other than income	69	133
Accrued interest	61	108
Other current liabilities	103	109

Total current liabilities	1,010	965

Accumulated deferred income taxes	1,560	1,516
Investment tax credits	31	32
Long-term debt, less amounts due currently	5,309	5,333
Other noncurrent liabilities and deferred credits	2,002	1,996

Total liabilities	$9,912	$9,842

3.	INVESTMENT IN LONG-TERM DEBT OF AFFILIATES

As a result of debt exchanges in November 2009 and August 2010, we hold debt securities of EFH Corp. and TCEH reported as investment in long-term debt of affiliates. The reported investment balances of $2.881 billion and $2.845 billion as of March 31, 2011 and December 31, 2010, respectively, represent EFIH’s cost to acquire the securities, including cash and principal amount of debt issued as well as costs to issue the new debt, plus accretion of purchase discount and PIK interest income on EFH Corp. Senior Toggle Notes.

As of March 31, 2011, we intend to hold the EFH Corp. securities to maturity. Our investment in the TCEH securities is classified as available-for-sale because management has determined that the securities would be sold under certain conditions. As such, the investment in long-term debt of TCEH is recorded at fair value with unrealized gains or losses recorded in other comprehensive income unless such gains or losses are other than temporary, in which case they are reported as impairments in interest income. The principal amounts, coupon rates and maturities, fair value, carrying value and unrealized gains (losses) are as follows:

	March 31, 2011	December 31, 2010
Held-to-maturity securities:
EFH Corp. 10.875% Fixed Senior Notes due November 1, 2017	$1,428	$1,428
EFH Corp. 11.25/12.00% Senior Toggle Notes due November 1, 2017	2,296	2,296
EFH Corp. 5.550% Fixed Senior Notes Series P due November 15, 2014	9	9
EFH Corp. 6.500% Fixed Senior Notes Series Q due November 15, 2024	6	6
EFH Corp. 6.550% Fixed Senior Notes Series R due November 15, 2034	3	3

Total principal amount of held-to-maturity securities	3,742	3,742

Available-for-sale securities:
TCEH 10.25% Fixed Senior Notes due November 1, 2015 (both periods include $48 million of Series B Notes)	79	79

Total principal amount of available-for-sale securities	79	79

Total principal amount	$3,821	$3,821

Held-to-maturity securities:
Fair value	$3,104	$2,362
Carrying value	2,835	2,801

Unrealized gains (losses) on held-to-maturity securities	269	(439)

Available-for-sale securities:
Carrying (fair) value	46	44
Cumulative unrealized gains (recorded as other comprehensive income)	2	—

Interest income recorded on these investments was as follows:

	Three Months Ended March 31,
	2011	2010

Held-to-maturity securities:
Interest received/accrued	$39	$1
Accretion of purchase discount	34	1
PIK interest related to EFH Corp. Senior Toggle Notes	69	—

Total interest income related to held-to-maturity securities	142	2

Available-for-sale securities:
Interest received/accrued	2	—
Accretion of purchase discount	1	—

Total interest income related to available-for-sale securities	3	—

Total interest income	$145	$2

We determine value under the fair value hierarchy established in accounting standards. Under the fair value hierarchy, Level 2 valuations are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences. The fair value of our investment in long-term debt of affiliates is estimated at the lesser of either the call price or the market value as determined by quoted market prices. For the periods presented, the fair values of our investment in long-term debt of affiliates represent Level 2 valuations.

See Note 4 for discussion of $428 million principal amount of EFH Corp. debt we acquired in an April 2011 debt exchange. We intend to hold the acquired securities to maturity.

4.	LONG-TERM DEBT

As of March 31, 2011 and December 31, 2010 long-term debt consisted of the following:

	March 31, 2011	December 31, 2010
Debt issued by EFIH:
9.75% Fixed Senior Secured Notes due October 15, 2019	$141	$141
10.000% Fixed Senior Secured Notes due December 1, 2020	2,180	2,180

Total debt issued by EFIH	2,321	2,321

Pushed down debt (a):
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017	180	180
11.25/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017	286	286
9.75% EFH Corp. Fixed Senior Secured Notes due October 15, 2019	57	57
10.000% EFH Corp. Fixed Senior Secured Notes due January 15, 2020	328	328

Total pushed down debt	851	851

Total long-term debt (b)	$3,172	$3,172

(a)	Represents 50% of the principal amount of these EFH Corp. securities guaranteed by EFIH and pushed down per the discussion below under “Push Down of EFH Corp. Debt.”
(b)	EFIH had no long-term debt due currently as of March 31, 2011 and December 31, 2010.

April 2011 Debt Exchanges

In private exchanges in April 2011, $406 million principal amount of EFIH 11% Senior Secured Second Lien Notes due 2021 was issued in exchange for $428 million of EFH Corp. debt consisting of $163 million principal amount of EFH Corp. 10.875% Senior Notes due 2017, $229 million principal amount of EFH Corp. Senior Toggle Notes due 2017 and $36 million principal amount of EFH Corp. 5.55% Series P Senior Notes due 2014. The EFIH 11% Notes are secured on a second-priority basis by the Collateral described in the discussion of the EFIH 10% Senior Secured Notes below. As of March 31, 2011, 50% of the outstanding EFH Corp. 10.875% Notes and Toggle Notes were pushed down to EFIH.

Push Down of EFH Corp. Debt

Merger-related debt of EFH Corp. and its subsidiaries consists of debt issued or existing as of the time of the Merger. Debt issued in exchange for Merger-related debt is considered Merger-related. Debt issuances are considered Merger-related debt to the extent the proceeds are used to repurchase Merger-related debt. Merger-related debt of EFH Corp. (parent) that is fully and unconditionally guaranteed on a joint and several basis by EFCH and us is subject to push down in accordance with SEC Staff Accounting Bulletin Topic 5-J, and as a result, a portion of such debt and related interest expense is reflected in our financial statements. Merger-related debt of EFH Corp. held as an investment by its subsidiaries is not subject to push down.

The amount reflected on our balance sheet as pushed down debt represents 50% of the EFH Corp. Merger-related debt we have guaranteed. This percentage reflects the fact that as of the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., we record the settlement of such amounts as noncash capital contributions from EFH Corp.

The Merger-related debt of EFH Corp. subject to push down due to the guarantee by EFCH and EFIH totaled $1.701 billion as of March 31, 2011 and December 31, 2010 and consisted of:

•

$656 million principal amount of EFH Corp. 10% Senior Secured Notes issued in 2010 (includes $561 million principal amount issued in exchange for EFH Corp. and TCEH Merger-related debt and $95 million representing proceeds from an issuance used to repurchase EFH Corp. Merger-related debt);

•	$571 million principal amount of EFH Corp. 11.25/12.00% Senior Toggle Notes;
•	$359 million principal amount of EFH Corp. 10.875% Senior Notes, and
•	$115 million principal amount of EFH Corp. 9.75% Senior Secured Notes.

Our balance sheet as of March 31, 2011 and December 31, 2010 reflects 50% of these amounts. In addition to the $1.701 billion principal amount of debt subject to push down, we and EFCH have guaranteed (fully and unconditionally on a joint and several basis) EFH Corp. debt that is not Merger-related, which as of March 31, 2011 and December 31, 2010 consisted of $405 million principal amount of EFH Corp. Senior Secured Notes. The $3.724 billion aggregate principal amount of EFH Corp. Senior Notes and Senior Toggle Notes we hold as investment in long-term debt of affiliates (see Note 3) is also guaranteed (fully and unconditionally on a joint and several basis) by EFCH and us.

The EFCH guarantee of EFH Corp. debt is not secured, and our guarantee of the EFH Corp. Senior Notes and Senior Toggle Notes is not secured. Our guarantee of the EFH Corp. Senior Secured Notes is secured by the Collateral as described in the discussion of the EFIH 10% Notes below.

EFIH 10% Senior Secured Notes

These notes mature in December 2020, with interest payable in cash semi-annually in arrears on June 1 and December 1 at a fixed rate of 10% per annum, and had a total principal amount of $2.180 billion as of March 31, 2011. The EFIH 10% Notes are secured by EFIH’s pledge of 100% of the membership interests and other investments it owns in Oncor Holdings (such membership interests and other investments, the Collateral), and are secured on an equal and ratable basis with the EFIH 9.75% Notes and EFIH’s guarantee of the EFH Corp. Senior Secured Notes.

EFIH 9.75% Senior Secured Notes

These notes mature in October 2019 with interest payable in cash semi-annually in arrears on April 15 and October 15 at a fixed rate of 9.75% per annum, and had a total principal amount of $141 million as of March 31, 2011. The EFIH 9.75% Notes are secured by the Collateral on an equal and ratable basis with the EFIH 10% Notes and EFIH’s guarantee of the EFH Corp. Senior Secured Notes.

Fair Value of Long-Term Debt

The estimated fair value of our long-term debt (including the pushed down debt) totaled $3.238 billion and $3.079 billion as of March 31, 2011 and December 31, 2010, respectively, and the carrying amount totaled $3.172 billion on both dates. The fair value is estimated at the lesser of either the call price or the market value as determined by quoted market prices.

5.	COMMITMENTS AND CONTINGENCIES

Guarantees

See Note 4 above and Note 5 to the 2010 Form 10-K Financial Statements for discussion of our guarantees of certain EFH Corp. debt.

Legal Proceedings

From time to time, we may be involved in various legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial condition, results of operations or liquidity.

6.	MEMBERSHIP INTERESTS

Distribution Restrictions

The indentures governing the EFIH Notes include covenants that, among other things and subject to certain exceptions, restrict our ability to pay dividends or make other distributions with respect to our membership interests. Accordingly, essentially all of our net income is restricted from being used to make distributions with respect to our membership interests unless such distributions are expressly permitted under the indenture. The indentures further restrict us from making any distribution to EFH Corp. for the ultimate purpose of making a dividend on EFH Corp.’s common stock unless at the time, and after giving effect to such distribution, our consolidated leverage ratio is equal to or less than 6.0 to 1.0. Under the indentures governing the EFIH Notes, the term “consolidated leverage ratio” is defined as the ratio of EFIH’s consolidated total debt (as defined in the indentures) to EFIH’s Adjusted EBITDA on a consolidated basis, including Oncor Holdings and its subsidiaries. EFIH’s consolidated leverage ratio was 5.4 to 1.0 as of March 31, 2011.

In addition, under applicable law, we would be prohibited from paying any distribution to the extent that immediately following payment of such distribution, we would be insolvent.

EFIH did not declare or pay any dividends in the three months ended March 31, 2011 or 2010.

A substantial portion of our net income has been derived from Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the boards determine that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings. Oncor’s distributions to us totaled $16 million and $30 million in the three months ended March 31, 2011 and 2010, respectively. For the period beginning October 11, 2007 and ending December 31, 2012, distributions paid by Oncor (other than distributions of the proceeds of any issuance of limited liability company units) are limited by the Limited Liability Company Agreement and a stipulation agreement with the PUCT to an amount not to exceed Oncor’s cumulative net income determined in accordance with US GAAP, as adjusted by applicable orders of the PUCT. Such adjustments include the removal of noncash impacts of purchase accounting (consisting of the 2008 $860 million goodwill impairment charge and the cumulative amount of net accretion of fair value adjustments) and removal of two specific cash commitments (the $72 million ($46 million after tax) one-time refund to customers in September 2008 and funds spent as part of the $100 million commitment for additional energy efficiency initiatives of which $52 million ($34 million after tax) has been spent through March 31, 2011). As of March 31, 2011, $177 million was available for distribution to Oncor’s members under the cumulative net income restriction, of which approximately 80% relates to our ownership interest in Oncor.

Oncor’s distributions are further limited by an agreement with the PUCT that its regulatory capital structure, as determined by the PUCT, will be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. As of March 31, 2011, the regulatory capitalization ratio was 59.4% debt and 40.6% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes transition bonds issued by Oncor Electric Delivery Transition Bond Company. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization). As of March 31, 2011, $83 million was available for distribution under the capital structure restriction, of which approximately 80% relates to our ownership interest in Oncor.

Membership Interests

The following table presents the changes to membership interests during the three months ended March 31, 2011.

	Capital Accounts	Accumulated Other Comprehensive Loss	Total Membership Interests

Balance as of December 31, 2010	$5,195	$(2)	$5,193
Net income	90	—	90
Effect of changes in fair value of TCEH debt securities held as an investment (Note 3)	—	1	1
Effect of debt push-down from EFH Corp. (Note 4)	8	—	8
Capital contributions (a)	9	—	9

Balance as of March 31, 2011	$5,302	$(1)	$5,301

(a)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of noncontrolling interests in Oncor.

The following table presents the changes to membership interests during the three months ended March 31, 2010:

	Capital Accounts	Accumulated Other Comprehensive Loss	Total Membership Interests

Balance as of December 31, 2009	$3,012	$(2)	$3,010
Net income	15	—	15
Effect of debt push-down from EFH Corp. (Note 4)	(31)	—	(31)
Capital contributions (a)	10	—	10
Other	(1)	—	(1)

Balance as of March 31, 2010	$3,005	$(2)	$3,003

(a)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of noncontrolling interests in Oncor.

7.	RELATED–PARTY TRANSACTIONS

The following represent our significant related-party transactions in addition to the investment in EFH Corp. and TCEH debt securities discussed in Note 3.

•

EFH Corp. files a consolidated federal income tax return and allocates income tax liabilities to us substantially as if we were filing our own income tax returns, except that amounts due from Oncor Holdings under a tax sharing agreement are settled directly with EFH Corp. in accordance with that agreement. Our results are included in the consolidated Texas state margin tax return filed by EFH Corp. Our amount payable to EFH Corp. related to income taxes totaled $77 million and $46 million as of March 31, 2011 and December 31, 2010, respectively. There were no income tax payments to EFH Corp. in the three months ended March 31, 2011 or 2010.

•

As of March 31, 2011 and December 31, 2010, EFH Corp. had a demand note payable to TCEH of $955 million and $916 million, respectively, arising from borrowings used to fund EFH Corp. debt principal and interest payments (P&I Note). The demand note is guaranteed by EFCH and us on a pari passu basis with the EFH Corp. Senior Notes and Senior Toggle Notes. In connection with debt-related transactions entered into by EFH Corp. in April 2011, a demand note payable by EFH Corp. to TCEH of $233 million as of the transaction date, arising from net borrowings for general corporate purposes (SG&A Note), is also now guaranteed by EFCH and us on the same basis as the principal and interest related demand note (see Note 4). In connection with these debt-related transactions, EFH Corp. agreed (i) to not make any additional borrowings under the SG&A Note, (ii) to cap borrowings under the P&I Note to no more than $2 billion and (iii) that the sum of (a) the outstanding debt (including guarantees) of EFH Corp. or any of its subsidiaries (including EFIH) that is secured by a second-priority lien on the equity interest that EFIH owns in Oncor Holdings (the EFIH Second-Priority Debt) and (b) the aggregate outstanding amount of the intercompany notes will not exceed, at any time, the maximum amount of EFIH Second-Priority Debt permitted by the indenture governing the EFH Corp. 10% Senior Secured Notes due 2020.

•	Affiliates of the Sponsor Group have, and in the future may, sell, acquire or participate in other offerings of our debt or debt securities in open market transactions or through loan syndications.

See Note 4 regarding guarantees and push-down of certain EFH Corp. debt and Note 6 regarding noncash settlement of certain income taxes payable.

Significant related-party transactions between Oncor Holdings (including its consolidated subsidiary Oncor) and EFH Corp., other affiliates of EFH Corp. and the Sponsor Group are as follows:

•

Oncor records revenue from TCEH, principally for electricity delivery fees, which totaled $239 million and $264 million for the three months ended March 31, 2011 and 2010, respectively. These fees are based on rates regulated by the PUCT that apply to all REPs. These revenues from TCEH represented 34% and 38% of total revenues for Oncor Holdings for the three months ended March 31, 2011 and 2010, respectively. Oncor Holdings’ balance sheets as of March 31, 2011 and December 31, 2010 reflect receivables from TCEH totaling $138 million and $143 million, respectively, primarily related to these electricity delivery fees.

•

Oncor recognizes interest income from TCEH with respect to Oncor’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Oncor’s bankruptcy-remote financing subsidiary. The interest income, which is received on a monthly basis, serves to offset Oncor’s interest expense on the transition bonds. This interest income totaled $8 million and $10 million for the three months ended March 31, 2011 and 2010, respectively.

•

Incremental amounts payable by Oncor related to income taxes as a result of delivery fee surcharges to its customers related to transition bonds are reimbursed by TCEH. Oncor Holdings’ financial statements reflect a note receivable from TCEH to Oncor of $208 million ($39 million reported as current in trade accounts and other receivables from affiliates) and $217 million ($39 million reported as current in trade accounts and other receivables from affiliates) related to these income taxes as of March 31, 2011 and December 31, 2010, respectively. Oncor reviews economic conditions, TCEH’s credit ratings and historical payment activity to assess the overall collectability of these affiliated receivables. As of March 31, 2011, there were no credit loss allowances related to the note receivable from TCEH.

•

An EFH Corp. subsidiary charges Oncor for certain administrative services at cost. These costs, which are reported in Oncor Holdings’ operation and maintenance expenses, totaled $8 million and $7 million for the three months ended March 31, 2011 and 2010, respectively.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH’s balance sheet) is funded by a delivery fee surcharge collected from REPs by Oncor and remitted monthly to TCEH (which totaled $4 million for each of the three months ended March 31, 2011 and 2010). These trust fund assets are established with the intent to be sufficient to fund the estimated decommissioning liability (also reported on TCEH’s balance sheet). Income and expenses associated with the trust fund and the decommissioning liability recorded by TCEH are offset by a net change in the Oncor and TCEH intercompany receivable/payable, which in turn results in a change in Oncor’s reported net regulatory asset/liability. The regulatory liability of $225 million and $206 million as of March 31, 2011 and December 31, 2010, respectively, represents the excess of the trust fund balance over the net decommissioning liability.

•

EFH Corp. files a consolidated federal income tax return and allocates income tax liabilities to Oncor Holdings under a tax sharing agreement substantially as if Oncor Holdings was filing its own income tax returns. Oncor Holdings’ results are included in the consolidated Texas state margin tax return filed by EFH Corp. Oncor Holdings’ amount receivable from EFH Corp. related to income taxes, primarily due to timing of payments, totaled $92 million (including $25 million noncurrent portion expected to be collected in 2012) and $72 million as of March 31, 2011 and December 31, 2010, respectively. There were no income tax payments to EFH Corp. in the three months ended March 31, 2011 or 2010.

•

Oncor has PUCT-approved tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect transition bond-related charges on behalf of Oncor Electric Delivery Transition Bond Company LLC. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, as of both March 31, 2011 and December 31, 2010, TCEH had posted letters of credit in the amount of $14 million for Oncor’s benefit.

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

•

Oncor has a $2 billion revolving credit facility with a syndicate of financial institutions and other lenders. The syndicate includes affiliates of GS Capital Partners (a member of the Sponsor Group). Affiliates of GS Capital Partners have from time-to-time engaged in commercial banking transactions with Oncor in the normal course of business.

•

Affiliates of the Sponsor Group have, and from time-to-time in the future, may (1) sell, acquire or participate in the offerings of Oncor’s debt or debt securities in open market transactions or through loan syndications, and (2) perform various financial advisory, dealer, commercial banking and investment banking services for Oncor and certain of its affiliates for which they have received or will receive customary fees and expenses.

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

8.	SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges

	Three Months Ended March 31,
	2011	2010

Interest expense	$80	$72
Amortization of debt issuance costs	2	2

Total interest expense and related charges	$82	$74

Supplemental Cash Flow Information
	Three Months Ended March 31,
	2011	2010
Cash payments related to:
Interest	$1	$—
Noncash investing and financing activities:
Effect of Parent’s payment of interest, net of tax, on pushed-down debt	8	24
Capital contribution related to settlement of certain income taxes payable (a)	9	10
Effect of push down of debt from EFH Corp.	—	7

(a)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of noncontrolling interests in Oncor.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2011 and 2010 should be read in conjunction with our consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFIH is a Dallas, Texas-based holding company whose wholly-owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Distribution revenues from TCEH represented 34% and 38% of total revenues for the three months ended March 31, 2011 and 2010, respectively. EFIH is a direct, wholly-owned subsidiary of EFH Corp. EFIH has no reportable business segments. Various “ring-fencing” measures have been taken to enhance the credit quality of Oncor Holdings and Oncor. See Note 1 to Financial Statements for a description of the material features of these “ring-fencing” measures and Notes 1 and 2 to Financial Statements for discussion of the reporting of our investment in Oncor Holdings as an equity method investment.

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

As of March 31, 2011, Oncor has installed approximately 1,635,000 advanced digital meters, including approximately 121,000 during the three months ended March 31, 2011. As the new meters are integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $390 million as of March 31, 2011, including $30 million in the first quarter of 2011. Oncor expects to complete installations of the remaining approximately 1.4 million advanced meters by the end of 2012.

Oncor Rate Review Filed with the PUCT — In January 2011, Oncor filed for a rate review with the PUCT and 203 cities based on a test year ended June 30, 2010. The PUCT, with Oncor’s input and that of the cities and other participating parties, established a procedural schedule for the review. In April 2011, Oncor filed, and the administrative law judges in the rate review granted, a motion requesting abatement of the procedural schedule in the rate review on the grounds that Oncor and the parties to the rate review had reached a Memorandum of Settlement that would settle and resolve all issues in the rate review. Oncor expects to file a stipulation in late April or early May 2011 that incorporates the Memorandum of Settlement along with proposed tariffs. The stipulation and related tariffs must be approved by the PUCT. The terms of the settlement include an approximate $137 million base rate increase and additional provisions to address franchise fees and other expenses. The settlement would result in an impact of less than 1% on an average residential monthly bill of 1,300 kWh for a TXU Energy customer. Approximately $93 million of the increase would become effective by July 1, 2011, and the remainder would become effective by January 1, 2012. The settlement does not change Oncor’s authorized regulatory capital structure of 60% debt and 40% equity or its authorized return on equity of 10.25%. See “Regulatory Matters” below for further discussion.

Other Oncor Matters with the PUCT — See discussion of these matters, including the construction of CREZ-related transmission lines, below under “Regulatory Matters.”

RESULTS OF OPERATIONS

Financial Results — Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Interest income was $145 million in 2011 compared to $2 million in 2010. The increase reflected interest on investments in $3.724 billion principal amount of long-term debt of affiliates acquired in 2010 (see Note 3 to Financial Statements).

Interest expense and related charges increased $8 million, or 11%, to $82 million in 2011. The increase reflected the issuance of $2.180 billion aggregate principal amount of EFIH Notes in August 2010 partially offset by a $1.528 billion net reduction in debt pushed down from EFH Corp. reflecting EFH Corp. and EFIH debt exchanges and repurchases in 2010 (see Note 5 to the 2010 Form 10-K Financial Statements).

Income tax expense totaled $23 million in 2011 and income tax benefit totaled $24 million in 2010. The effective rate on pretax income was 36.5% in 2011 compared to an effective rate on a pretax loss of 33.3% in 2010. The increase in the rate reflects the effect of non-deductible interest related to pushed down debt.

Equity in earnings of unconsolidated subsidiary (net of tax) decreased $13 million to $50 million in 2011 driven by lower earnings of Oncor, which reflected milder weather, higher depreciation and operating costs and increased interest expense, partially offset by higher revenue rates.

Net income increased $75 million to $90 million in 2011 driven by higher interest income partially offset by lower equity earnings of Oncor Holdings.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows — Cash provided by operating activities totaled $16 million and $30 million for the three months ended March 31, 2011 and 2010, respectively, and primarily consisted of dividends received from Oncor Holdings.

Cash used in financing activities totaled $3 million in the three months ended March 31, 2010, reflecting payment of costs totaling $7 million associated with the investment in long-term debt of EFH Corp. (see Note 3 to Financial Statements), partially offset by advances from EFH Corp.

Cash provided by investing activities totaled $3 million in the three months ended March 31, 2010, reflecting repayment of advances to parent.

Liquidity Needs — Our liquidity needs represent interest and principal payments on the EFIH Notes, which are expected to be sourced, in part, from interest and principal payments on the investments in TCEH and EFH Corp. debt securities (see Note 3 to Financial Statements). Our additional liquidity sources include distributions from Oncor Holdings and, as necessary, borrowings or contributions from EFH Corp. (See “Distributions from Oncor” below and Note 6 to Financial Statements.)

Toggle Note Interest Election Related to Pushed Down EFH Corp. Debt — EFH Corp. has the option every six months at its discretion, ending with the payment due November 2012, to use the payment-in-kind (PIK) feature of its EFH Corp. Senior Toggle Notes in lieu of making cash interest payments. EFH Corp. elected to do so beginning with the May 2009 interest payment as an efficient and cost-effective method to further enhance liquidity. Once EFH Corp. makes a PIK election, the election is valid for each succeeding interest payment period until EFH Corp. revokes the election. Use of the PIK feature will be evaluated at each election period, taking into account market conditions and other relevant factors at such time. EFH Corp. will make its May 2011 interest payment and its November 2011 interest payment on the EFH Corp. Senior Toggle Notes by using the PIK feature of those notes. The cash interest rate on these notes is 11.25%, but when the PIK feature is used, the interest rate is 12.00%. See Note 3 to Financial Statements.

Distributions from Oncor — Oncor’s distributions to us totaled $16 million and $30 million in the three months ended March 31, 2011 and 2010, respectively. In April 2011, we received an additional $16 million distribution. Until December 31, 2012, distributions paid by Oncor to its members are limited to an amount not to exceed Oncor’s net income determined in accordance with US GAAP, subject to certain defined adjustments. Distributions are further limited by an agreement that Oncor’s regulatory capital structure, as determined by the PUCT, will be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. (See Note 6 to Financial Statements.)

In January 2009, the PUCT awarded certain CREZ construction projects to Oncor. See discussion below under “Regulatory Matters – Oncor Matters with the PUCT.” As a result of the increased capital expenditures for CREZ and the debt-to-equity ratio cap, we expect our distributions from Oncor will be substantially reduced or temporarily discontinued during the CREZ construction period, which is expected to be completed in 2013.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Covenants and Restrictions Related to EFIH Notes and Pushed Down Debt — The indentures governing the EFIH Notes, EFH Corp. Senior Notes, EFH Corp. Senior Toggle Notes and EFH Corp. Senior Secured Notes contain covenants that could have a material impact on our liquidity and operations. See Note 4 to Financial Statements for discussion of our long-term debt, including EFH Corp. debt pushed down to us as a result of our guarantee of the debt.

Adjusted EBITDA (as used in the restricted payments covenants contained in the indentures governing the EFIH Notes and the EFH Corp. Senior Secured Notes) for the twelve months ended March 31, 2011 totaled $1.513 billion and $5.130 billion, respectively. See Exhibits 99(b) and 99(c) for a reconciliation of net income (loss) to Adjusted EBITDA for EFIH and EFH Corp., respectively, for the three and twelve months ended March 31, 2011 and 2010.

The table below summarizes various financial ratios of EFIH and EFH Corp. that are applicable under certain threshold covenants in the indentures governing the EFIH Notes, EFH Corp. Senior Notes, EFH Corp. Senior Toggle Notes and EFH Corp. Senior Secured Notes as of March 31, 2011 and December 31, 2010 and the corresponding covenant threshold levels as of March 31, 2011. The debt incurrence and restricted payments/limitations on investments covenants thresholds described below represent levels that must be met in order for EFH Corp. and us to incur certain permitted debt or make certain restricted payments and/or investments. Our debt agreements do not contain maintenance covenants.

	March 31, 2011	December 31, 2010	Threshold Level as of March 31, 2011
Debt Incurrence Covenants:
EFH Corp. Senior Secured Notes:
EFH Corp. fixed charge coverage ratio	1.3 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
EFIH Notes:
EFIH fixed charge coverage ratio (a)	(b)	(b)	At least 2.0 to 1.0

Restricted Payments/Limitations on Investments Covenants:
EFH Corp. Senior Notes and Senior Toggle Notes:
General restrictions (Sponsor Group payments):
EFH Corp. leverage ratio	8.8 to 1.0	8.5 to 1.0	Equal to or less than 7.0 to 1.0
EFH Corp. Senior Secured Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.6 to 1.0	1.6 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.3 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	8.8 to 1.0	8.5 to 1.0	Equal to or less than 7.0 to 1.0
EFIH Notes:
General restrictions (non-EFH Corp. payments):
EFIH fixed charge coverage ratio (a)(d)	53.0 to 1.0	23.9 to 1.0	At least 2.0 to 1.0
General restrictions (EFH Corp. payments):
EFIH fixed charge coverage ratio (a)(d)	(b)	(b)	At least 2.0 to 1.0
EFIH leverage ratio	5.4 to 1.0	5.3 to 1.0	Equal to or less than 6.0 to 1.0

(a)

Although we currently meet the fixed charge coverage ratio threshold applicable to certain covenants contained in the indentures governing the EFIH Notes, our ability to use such thresholds to incur debt or make restricted payments/investments is currently limited by the covenants under the EFH Corp. Senior Notes, EFH Corp. Senior Toggle Notes and EFH Corp. Senior Secured Notes.

(b)	We meet the ratio threshold. Because our interest income exceeds interest expense, the result of the ratio calculation is not meaningful.
(c)

The EFH Corp. fixed charge coverage ratio for non-Sponsor Group payments includes the results of Oncor Holdings and its subsidiaries. The EFH Corp. fixed charge coverage ratio for Sponsor Group payments excludes the results of Oncor Holdings and its subsidiaries.

(d)

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

The indentures governing the EFIH Notes contain a cross acceleration provision whereby a payment default at maturity or on acceleration of principal indebtedness under any of our instruments or those of any of our restricted subsidiaries in an aggregate amount equal to or greater than $250 million may cause the acceleration of the EFIH Notes.

The indentures governing the EFH Corp. Senior Secured Notes contain a cross acceleration provision whereby a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of EFH Corp. or any of its restricted subsidiaries in an aggregate amount equal to or greater than $250 million may cause the acceleration of the EFH Corp. Senior Secured Notes.

Guarantees — See Note 5 to Financial Statements for details of guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

See Notes 2 and 5 to Financial Statements regarding VIEs and guarantees, respectively.

COMMITMENTS AND CONTINGENCIES

See Note 5 to Financial Statements for details of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after March 31, 2011 that are expected to materially impact us.

REGULATORY MATTERS

Sunset Review

PURA, the PUCT, ERCOT, the TCEQ and the Texas Office of Public Utility Counsel (OPUC) are subject to “Sunset” review by the Texas Legislature in the 2011 legislative session. Sunset review includes, generally, a comprehensive review of the need for and effectiveness of an administrative agency (the PUCT, ERCOT, the TCEQ or the OPUC), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (e.g. PURA). In 2010, the Texas Sunset Advisory Commission adopted various recommendations regarding these agencies and submitted its recommendations for the Texas Legislature’s consideration during the session, which began in January 2011. We cannot predict the outcome of the sunset review process.

Oncor Matters with the PUCT

Rate Cases — In January 2011, Oncor filed for a rate review (PUCT Docket No. 38929) with the PUCT and 203 cities based on a test year ended June 30, 2010. If approved as requested, this review would have resulted in an aggregate annual rate increase of approximately $353 million over the test year period adjusted for the impact of weather. Oncor also requested a revised regulatory capital structure of 55% debt to 45% equity. The PUCT, with Oncor’s input and that of the cities and other participating parties, established a procedural schedule for the review. In April 2011, Oncor filed, and the administrative law judges in the rate review granted, a motion requesting abatement of the procedural schedule in the rate review on the grounds that Oncor and the parties to the rate review had reached a Memorandum of Settlement that would settle and resolve all issues in the rate review. Oncor expects to file a stipulation in late April or early May 2011 that incorporates the Memorandum of Settlement along with proposed tariffs. The stipulation and related tariffs must be approved by the PUCT. The terms of the settlement include an approximate $137 million base rate increase and additional provisions to address franchise fees and other expenses. The settlement would result in an impact of less than 1% on an average residential monthly bill of 1,300 kWh for a TXU Energy customer. Approximately $93 million of the increase would become effective by July 1, 2011, and the remainder would become effective by January 1, 2012. The settlement does not change Oncor’s authorized regulatory capital structure of 60% debt and 40% equity or its authorized return on equity of 10.25%.

In August 2009, the PUCT issued a final order with respect to Oncor’s June 2008 rate review filing (PUCT Docket 35717), and new rates were implemented in September 2009. Oncor and four other parties appealed various portions of the rate case final order to a state district court. In January 2011, the District Court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees, and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities. Oncor filed an appeal with the Austin Court of Appeals in February 2011 with respect to the issues it appealed to the District Court and did not prevail upon, as well as the District Court’s decision to reverse the PUCT with respect to discounts for state colleges and universities. Oncor is unable to predict the outcome of the appeal.

Stipulation Approved by the PUCT — In April 2008, the PUCT entered an order (PUCT Docket No. 34077), which became final in June 2008, approving the terms of a stipulation relating to the filing in 2007 by Oncor and Texas Holdings with the PUCT pursuant to Section 14.101(b) of PURA and PUCT Substantive Rule 25.75. The filing reported an ownership change involving Texas Holdings’ purchase of EFH Corp. Among other things, the stipulation required the filing of a rate case by Oncor no later than July 1, 2008 based on a test year ended December 31, 2007, which Oncor filed in June 2008 as discussed above. In July 2008, Nucor Steel filed an appeal of the PUCT’s order in the 200th District Court of Travis County, Texas. A hearing on the appeal was held in June 2010, and the District Court affirmed the PUCT order in its entirety. Nucor Steel appealed that ruling to the Third District Court of Appeals in Austin, Texas in July 2010. Oral argument was held before the court in March 2011. There is no deadline for the court to act. While Oncor is unable to predict the outcome of the appeal, it does not expect the appeal to affect the major provisions of the stipulation.

Competitive Renewable Energy Zones (CREZs) — In January 2009, the PUCT awarded Oncor 17 CREZ construction projects (PUCT Docket Nos. 35665 and 37902) requiring 14 related Certificate of Convenience and Necessity (CCN) amendment proceedings before the PUCT. As of March 31, 2011, all 17 projects and 14 CCN amendments have been approved by the PUCT. The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of Texas. In addition to these projects, ERCOT completed a study in December 2010 that will result in Oncor and other transmission service providers building additional facilities to provide further voltage support to the transmission grid as a result of CREZ. Oncor currently estimates, based on these additional voltage support facilities and the approved routes and stations for its awarded CREZ projects, that CREZ construction costs will total approximately $2.0 billion. CREZ-related costs could change based on finalization of costs for the additional voltage support facilities and final detailed designs of subsequent project routes. As of March 31, 2011, Oncor’s cumulative CREZ-related capital expenditures totaled $417 million, including $101 million during the three months ended March 31, 2011. Oncor expects that all necessary permitting actions and other requirements and all construction activities for Oncor’s CREZ construction projects will be completed by the end of 2013.

Transmission Cost Recovery and Rates (PUCT Docket No. 38938) — In order to recover increases in its transmission costs, including incremental fees paid to other transmission service providers due to an increase in their rates, Oncor is allowed to request an update twice a year to the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs. In December 2010, an application was filed to increase the TCRF, which was administratively approved in January 2011 and became effective March 1, 2011. This application increased Oncor’s annualized revenues by an estimated $33 million.

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

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter our basic financial position, results of operations or cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place. All of our long-term debt as of March 31, 2011 and December 31, 2010 carried fixed interest rates.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in the 2010 Form 10-K and is therefore not presented herein.

Credit Risk

We are exposed to affiliate credit risk associated with the $3.742 billion principal amount of EFH Corp. debt securities and $79 million principal amount of TCEH debt securities we acquired in November 2009 and August 2010 and hold as investments (see Note 3 to Financial Statements). The credit rating of each of these securities is below investment grade. The carrying value of these securities was $2.881 billion as of March 31, 2011.

Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. Oncor’s customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT. Meeting these standards does not guarantee that a REP will be able to perform its obligations. REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of PURA and PUCT rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT. PUCT rules allow for the recovery of uncollectible amounts from nonaffiliated REPs, reducing the credit risk of such receivables.

Oncor’s exposure to credit risk associated with accounts receivable totaled $138 million from affiliates, substantially all of which consisted of trade accounts receivable from TCEH, and $277 million from nonaffiliated customers as of March 31, 2011. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $2 million as of March 31, 2011. The nonaffiliated exposure consists almost entirely of noninvestment grade trade accounts receivable, of which $203 million represented trade accounts receivable from REPs. As of March 31, 2011, subsidiaries of one nonaffiliated REP collectively represented approximately 11% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure.

As of March 31, 2011, Oncor was exposed to credit risk associated with a note receivable from TCEH totaling $208 million ($39 million reported as current) and amounts receivable from EFH Corp. under a tax sharing agreement totaling $92 million.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, “Risk Factors” in this report and the 2010 Form 10-K, the discussion under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•

prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, the FERC, the NERC, the TRE, the PUCT, the EPA, and the TCEQ, with respect to:

o	allowed rate of return;
o	permitted capital structure;
o	industry, market and rate structure;
o	recovery of investments;
o	acquisition and disposal of assets and facilities;
o	operation and construction of facilities;
o	changes in tax laws and policies, and
o	changes in and compliance with environmental and safety laws and policies;
•	legal and administrative proceedings and settlements;
•	general industry trends;
•	economic conditions, including the impact of a recessionary environment;
•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;
•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in ERCOT;
•	changes in business strategy, development plans or vendor relationships;
•	unanticipated changes in interest rates or rates of inflation;
•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;
•

commercial bank and financial market conditions, access to capital, the cost of such capital, and the results of financing and refinancing efforts by EFIH and/or its subsidiaries and affiliates, including availability of funds in the capital markets and the potential impact of disruptions in US credit markets;

•	the willingness of EFH Corp.’s and TCEH’s lenders to extend the maturities of their debt instruments and the terms and conditions of any such extensions;
•	inability of various counterparties to meet their financial obligations to EFIH and/or its subsidiaries, including failure of counterparties to perform under agreements;
•	changes in technology used by and services offered by EFIH and/or its subsidiaries;
•

significant changes in the relationship of EFIH and/or its subsidiaries with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	changes in assumptions used to estimate costs of providing employee benefits, including pension and other postretirement employee benefits, and future funding requirements related thereto;
•	significant changes in critical accounting policies material to EFIH and/or its subsidiaries;
•	circumstances which may contribute to future impairment of goodwill, intangible or other long-lived assets;
•	financial restrictions imposed by the agreements governing EFIH’s, Oncor’s and certain of EFH Corp.’s debt instruments;
•	our ability to generate sufficient cash flow to make interest payments on our debt instruments;
•	hazards customary to the industry and the possibility that EFIH and/or its subsidiaries may not have adequate insurance to cover losses resulting from such hazards;

•	significant changes in critical accounting policies;
•	actions by credit rating agencies, and
•	the ability of EFIH and/or its subsidiaries to effectively execute its operational strategy.

Any forward-looking statement speaks only as of the date on which it is made, and except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict all of them; nor can we assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. As such, you should not unduly rely on such forward-looking statements.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this quarterly report. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5.	OTHER INFORMATION

On April 25, 2011, EFIH and EFIH Finance (collectively with EFIH, the Issuer) completed a private exchange transaction (Exchange) pursuant to Exchange Agreements (Exchange Agreements) among the Issuer and certain funds and accounts managed by institutional investors (collectively, the Exchange Holders). Pursuant to the Exchange Agreements, the Issuer issued $406,392,000 aggregate principal amount of its 11% Senior Secured Second Lien Notes due 2021 (New Notes) in exchange for the surrender by the Exchange Holders of $228,974,469 aggregate principal amount of EFH Corp. 11.250%/12.000% Senior Toggle Notes due 2017, $162,596,000 aggregate principal amount of EFH Corp. 10.875% Senior Notes due 2017, and $36,226,000 aggregate principal amount of EFH Corp. 5.55% Series P Senior Notes due November 15, 2014 (collectively, the Old Notes). The Old Notes have been deposited in a custody account of EFIH and remain outstanding.

Indenture

On April 25, 2011, the Issuer entered into an indenture (Indenture) among the Issuer and The Bank of New York Mellon Trust Company, N.A., as trustee. Pursuant to the Indenture, the Issuer issued $406,392,000 aggregate principal amount of New Notes. The New Notes will mature on October 1, 2021. Interest on the New Notes is payable in cash semiannually in arrears on May 15 and November 15 of each year at a fixed rate of 11% per annum, and the first interest payment is due on November 15, 2011.

The New Notes are secured, on a second-priority basis, by the pledge of all membership interests and other investments EFIH owns or holds in Oncor Holdings or any of Oncor Holdings’ subsidiaries (such membership interests and other investments, the “Collateral”).

The New Notes are senior obligations of the Issuer and rank equally in right of payment with all senior indebtedness of the Issuer. The New Notes will be effectively senior to all unsecured indebtedness of the Issuer, to the extent of the value of the Collateral, and will be effectively subordinated to indebtedness of the Issuer that is either (1) secured by a lien on the Collateral that is senior to the second-priority liens securing the New Notes or (2) secured by assets of EFIH other than the Collateral, to the extent of the value of the assets securing such indebtedness. Furthermore, the New Notes will be structurally subordinated to all indebtedness and other liabilities of EFIH’s subsidiaries (other than EFIH Finance), including Oncor Holdings and its subsidiaries, any of EFIH’s future foreign subsidiaries and any other unrestricted subsidiaries and senior in right of payment to any future subordinated indebtedness of the Issuer.

The New Notes and the Indenture restrict the Issuer’s and their respective restricted subsidiaries’ ability to, among other things, make restricted payments, incur debt and issue preferred stock, incur liens, permit dividend and other payment restrictions on restricted subsidiaries, merge, consolidate or sell assets and engage in transactions with affiliates. These covenants are subject to a number of important additional limitations and exceptions. The New Notes and the Indenture also contain customary events of default, including, among others, failure to pay principal or interest on the New Notes when due. If an event of default occurs under the New Notes and the Indenture, the trustee or the holders of at least 30% in principal amount outstanding of the New Notes may declare the principal amount on the New Notes to be due and payable immediately. There will initially be no restricted subsidiaries under the Indenture (other than EFIH Finance, which has no assets). Oncor Holdings, the immediate parent of Oncor, and its subsidiaries are unrestricted subsidiaries under the Indenture and, accordingly, are not subject to any of the restrictive covenants in the Indenture.

The Issuer may redeem the New Notes, in whole or in part, at any time on or after May 15, 2016, at specified redemption prices, plus accrued and unpaid interest, if any. In addition, before May 15, 2014, the Issuer may redeem up to 35% of the aggregate principal amount of the New Notes from time to time at a redemption price of 111% of the aggregate principal amount of the New Notes, plus accrued and unpaid interest, if any, with the net cash proceeds of certain equity offerings. The Issuer may also redeem the New Notes at any time prior to May 15, 2016 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. Upon the occurrence of a change in control, the Issuer must offer to repurchase the New Notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

The New Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States without registration or an applicable exemption from the Securities Act.

A copy of the Indenture is filed as Exhibit 4(a) to this Form 10Q and is incorporated herein by reference. The above description of the Indenture is qualified in its entirety by reference to the attached Indenture.

Registration Rights Agreement

On April 25, 2011, the Issuer also entered into a registration rights agreement (Registration Rights Agreement) with the Exchange Holders. Pursuant to the Registration Rights Agreement, the Issuer has agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the New Notes (except for provisions relating to the transfer restrictions and payment of additional interest) as part of an offer to exchange such registered notes for the New Notes; provided that such exchange offer registration statement need not be filed (or declared effective) if the New Notes held by holders eligible to participate in any such exchange offer (a) become freely transferable by such holders pursuant to Rule 144 under the Securities Act or any successor provision thereto or otherwise where no conditions of Rule 144 are then applicable (other than the holding period requirement in paragraph (d)(1)(ii) of Rule 144 so long as such holding period requirement is satisfied and other than the current reporting requirement of Rule 144(c) so long as such reporting requirement is satisfied), (b) do not bear any restrictive legends and (c) do not bear a restrictive CUSIP number. If the exchange offer registration statement has not been filed and declared effective within 365 days after the original issue date of the New Notes (if the Issuer is then required to make an exchange offer) or such registration statement ceases to be effective at any time during the prescribed registration period (subject to certain exceptions) (a Registration Default), the annual interest rate on the New Notes will increase by 25 basis points for the first 90-day period during which a Registration Default continues, and thereafter the annual interest rate on the Notes will increase by 50 basis points over the original interest rate for the remaining period during which the Registration Default continues. If the Registration Default is corrected, the applicable interest rate on such notes will revert to the original level.

Junior Lien Pledge Agreement

In connection with the issuance of the New Notes, EFIH entered into a junior lien pledge agreement (the Junior Lien Pledge Agreement), dated as of April 25, 2011, to reflect the pledge by EFIH of the Collateral in favor of The Bank of New York Mellon Trust Company, N.A., in its capacity as collateral agent, for the benefit of the holders of the New Notes.

A copy of the Junior Lien Pledge Agreement is filed as Exhibit 4(b) to this Form 10Q and is incorporated herein by reference. The above description of the Junior Lien Pledge Agreement is qualified in its entirety by reference to the attached Junior Lien Pledge Agreement.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Reference is made to the discussion in Note 5 to Financial Statements regarding legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2010 Form 10-K and the information disclosed elsewhere in this Form 10-Q that provides factual updates to risk factors contained in the 2010 Form 10-K.

ITEM 6.	EXHIBITS

(a) Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)	1-12833 Form 10-Q (Quarter ended March 31, 2011) (filed April 29, 2011)	4(e)	—

Indenture, dated as of April 25, 2011, among Energy Future Intermediate Holding Company LLC, EFIH Finance, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11% Senior Secured Second Lien Notes due 2021.

4(b)	1-12833 Form 10-Q (Quarter ended March 31, 2011) (filed April 29, 2011)	4(f)	—	Junior Lien Pledge Agreement, dated as of April 25, 2011, from Energy Future Intermediate Holding Company LLC, as pledgor, to The Bank of New York Mellon Trust Company, N.A., as collateral trustee.

4(c)			—

As permitted by the rules of the Securities and Exchange Commission (Commission), the registrant has not filed certain instruments defining the rights of holders of long-term debt of the registrant or consolidated subsidiaries under which the total amount of securities authorized does not exceed 10% of the total assets of the registrant and its consolidated subsidiaries. The registrant agrees to furnish to the Commission, upon request, a copy of any omitted instrument.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits	Previously Filed With File Number*	As Exhibit

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income – Twelve Months Ended March 31, 2011.

99(b)			—	Energy Future Intermediate Holding Company LLC Consolidated Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2011 and 2010.

99(c)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2011 and 2010.

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

By:	/s/ STAN SZLAUDERBACH
Stan Szlauderbach
Senior Vice President and Controller (Principal Accounting Officer)

Date: April 28, 2011