Form 10-Q
period 2011-06-30
Energy Future Intermediate Holding CO LLC
filed 2011-07-29
CIK 1445146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Ö] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

— OR —

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-34544

Energy Future Intermediate Holding Company LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-1191638
(State of Organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, TX 75201	(214) 812-4600
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  Ö   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  Ö   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      Accelerated filer      Non-Accelerated filer  Ö  (Do not check if a smaller reporting company)

Smaller reporting company

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No  Ö

As of July 28, 2011, the outstanding membership interest in Energy Future Intermediate Holding Company LLC was directly held by Energy Future Holdings Corp.

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

Sponsor Group

Refers collectively to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman, Sachs & Co. that have an ownership interest in Texas Holdings. (See Texas Holdings below.)

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

US	United States of America

VIE	variable interest entity

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(millions of dollars)

Interest income (Note 3)	$158	$3	$303	$4
Interest expense and related charges (Note 8)	(87)	(76)	(171)	(150)

Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	71	(73)	132	(146)
Income tax (expense) benefit	(25)	25	(47)	49
Equity in earnings of unconsolidated subsidiary (net of tax) (Note 2)	72	59	122	122

Net income	$118	$11	$207	$25

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(millions of dollars)

Net income	$118	$11	$207	$25
Other comprehensive income — net of tax effects:
Investment in long-term debt of affiliates — available for sale:
Net increase in fair value of securities (net of tax expense of $—, $—, $1 and $—) (Note 3)	—	—	1	—

Comprehensive income	$118	$11	$208	$25

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(millions of dollars)
Cash flows — operating activities:
Net income	$207	$25
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of unconsolidated subsidiary	(122)	(122)
Distributions of earnings from unconsolidated subsidiary	32	87
Deferred income taxes – net	—	(10)
PIK interest income on EFH Corp. Senior Toggle Notes held as investment (Note 3)	(146)	—
Noncash interest expense related to pushed down debt of parent (Note 4)	46	136
Accretion of purchase discount on investment in long-term debt of affiliates (Note 3)	(71)	(1)
Amortization of debt issuance costs	3	5
Changes in operating assets and liabilities	19	(35)

Cash provided by (used in) operating activities	(32)	85

Cash flows — financing activities:
Advances from EFH Corp.	—	4
Distributions to EFH Corp.	—	(2)
Debt exchange and issuance costs	—	(7)

Cash used in financing activities	—	(5)

Cash flows — investing activities:
Advances to EFH Corp.	—	3

Cash provided by investing activities	—	3

Net change in cash and cash equivalents	(32)	83

Cash and cash equivalents — beginning balance	43	—

Cash and cash equivalents — ending balance	$11	$83

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS	(millions of dollars)
Current assets:
Cash and cash equivalents	$11	$43
Receivables from affiliates	84	73

Total current assets	95	116

Investment in Oncor Holdings (Note 2)	5,652	5,544
Investment in long-term debt of affiliates (includes available-for-sale securities totaling $46 million and $44 million) (Note 3)	3,462	2,845
Other noncurrent assets	36	42

Total assets	$9,245	$8,547

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Trade accounts and other payables to affiliates	$—	$1
Income taxes payable to EFH Corp. (Note 7)	79	46
Accrued interest	51	46

Total current liabilities	130	93

Accumulated deferred income taxes	90	89
Long-term debt (Note 4)	3,393	3,172

Total liabilities	3,613	3,354

Commitments and Contingencies (Note 5)

Membership interests (Note 6):
Capital account	5,633	5,195
Accumulated other comprehensive loss	(1)	(2)

Total membership interests	5,632	5,193

Total liabilities and membership interests	$9,245	$8,547

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

EFIH is a Dallas, Texas-based holding company whose wholly-owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. EFIH is a direct, wholly-owned subsidiary of EFH Corp. EFIH has no reportable business segments. Oncor Holdings and its subsidiaries are not consolidated in EFIH’s financial statements in accordance with consolidation accounting standards related to variable interest entities (VIEs) (see Note 2).

References in this report to “we,” “our,” “us” and “the company” are to EFIH and/or its direct and indirect subsidiaries as apparent in the context. See “Glossary” for defined terms.

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

A variable interest entity (VIE) is an entity with which we have a relationship or arrangement that indicates some level of control over the entity or results in economic risks to us. Accounting standards require consolidation of a VIE if we have (a) the power to direct the significant activities of the VIE and (b) the right or obligation to absorb profit and loss from the VIE (primary beneficiary). Our VIE consists of an equity investment in Oncor Holdings. In determining the appropriateness of consolidation of a VIE, we evaluate its purpose, governance structure, decision making processes and risks that are passed on to its interest holders. We also examine the nature of any related party relationships among the interest holders of the VIE and the nature of any special rights granted to the interest holders of the VIE.

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

The carrying value of our variable interest in Oncor Holdings that we do not consolidate totaled $5.652 billion and $5.544 billion as of June 30, 2011 and December 31, 2010, respectively, and is reported as investment in Oncor Holdings in the balance sheet. See Note 6 for discussion of cash distributions from Oncor Holdings. Our maximum exposure to loss from these interests does not exceed our carrying value.

Condensed statements of consolidated income of Oncor Holdings and its subsidiaries for the three and six months ended June 30, 2011 and 2010 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating revenues	$756	$702	$1,462	$1,405
Operation and maintenance expenses	(259)	(252)	(518)	(501)
Depreciation and amortization	(178)	(164)	(350)	(331)
Taxes other than income taxes	(93)	(93)	(190)	(187)
Other income	7	9	15	19
Other deductions	(3)	(2)	(5)	(3)
Interest income	8	9	18	19
Interest expense and related charges	(88)	(86)	(177)	(170)

Income before income taxes	150	123	255	251

Income tax expense	(60)	(49)	(102)	(98)

Net income	90	74	153	153
Net income attributable to noncontrolling interests	(18)	(15)	(31)	(31)

Net income attributable to Oncor Holdings	$72	$59	$122	$122

Assets and liabilities of Oncor Holdings and its subsidiaries as of June 30, 2011 and December 31, 2010 are presented below:

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$15	$33
Restricted cash	47	53
Trade accounts receivable — net	307	254
Trade accounts and other receivables from affiliates	208	182
Income taxes receivable from EFH Corp.	79	72
Inventories	106	96
Accumulated deferred income taxes	25	10
Prepayments	78	75
Other current assets	5	5

Total current assets	870	780

Restricted cash	16	16
Other investments	72	78
Property, plant and equipment — net	10,054	9,676
Goodwill	4,064	4,064
Note receivable due from TCEH	159	178
Regulatory assets — net	1,698	1,782
Other noncurrent assets	302	264

Total assets	$17,235	$16,838

LIABILITIES

Current liabilities:
Short-term borrowings	$580	$377
Long-term debt due currently	491	113
Trade accounts payable — nonaffiliates	187	125
Accrued taxes other than income	88	133
Accrued interest	107	108
Other current liabilities	103	109

Total current liabilities	1,556	965

Accumulated deferred income taxes	1,605	1,516
Investment tax credits	30	32
Long-term debt, less amounts due currently	4,902	5,333
Other noncurrent liabilities and deferred credits	1,989	1,996

Total liabilities	$10,082	$9,842

3. INVESTMENT IN LONG-TERM DEBT OF AFFILIATES

As a result of debt exchanges in November 2009, August 2010 and April 2011, we hold debt securities of EFH Corp. and TCEH reported as investment in long-term debt of affiliates. The reported investment balances of $3.462 billion and $2.845 billion as of June 30, 2011 and December 31, 2010, respectively, represent EFIH’s cost to acquire the securities, including cash and principal amount of debt issued, plus accretion of purchase discount and PIK interest income on EFH Corp. Senior Toggle Notes.

As of June 30, 2011, we intend to hold the EFH Corp. securities to maturity. Our investment in the TCEH securities is classified as available-for-sale because management has determined that the securities would be sold under certain conditions. As such, the investment in long-term debt of TCEH is recorded at fair value with unrealized gains or losses recorded in other comprehensive income unless such gains or losses are other than temporary, in which case they are reported as impairments in interest income. The principal amounts, coupon rates and maturities, fair value, carrying value and unrealized gains (losses) are as follows:

	June 30, 2011	December 31, 2010
Held-to-maturity securities:
EFH Corp. 10.875% Fixed Senior Notes due November 1, 2017	$1,591	$1,428
EFH Corp. 11.25/12.00% Senior Toggle Notes due November 1, 2017	2,676	2,296
EFH Corp. 5.550% Fixed Senior Notes Series P due November 15, 2014	45	9
EFH Corp. 6.500% Fixed Senior Notes Series Q due November 15, 2024	6	6
EFH Corp. 6.550% Fixed Senior Notes Series R due November 15, 2034	3	3

Total principal amount of held-to-maturity securities	4,321	3,742

Available-for-sale securities:
TCEH 10.25% Fixed Senior Notes due November 1, 2015 (both periods include $48 million of Series B Notes)	79	79

Total principal amount of available-for-sale securities	79	79

Total principal amount	$4,400	$3,821

Held-to-maturity securities:
Fair value	$3,721	$2,362
Carrying value	3,416	2,801

Unrealized gains (losses) on held-to-maturity securities	305	(439)

Available-for-sale securities:
Carrying (fair) value	46	44
Cumulative unrealized gains (recorded as other comprehensive income)	2	—

Interest income recorded on these investments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Held-to-maturity securities:
Interest received/accrued	$43	$2	$82	$3
Accretion of purchase discount	35	1	69	1
PIK interest related to EFH Corp. Senior Toggle Notes	77	—	146	—

Total interest income related to held-to-maturity securities	155	3	297	4
Available-for-sale securities:
Interest received/accrued	2	—	4	—
Accretion of purchase discount	1	—	2	—

Total interest income related to available-for-sale securities	3	—	6	—

Total interest income	$158	$3	$303	$4

We determine value under the fair value hierarchy established in accounting standards. Under the fair value hierarchy, Level 2 valuations are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences. The fair value of our investment in long-term debt of affiliates is estimated at the lesser of either the call price or the market value as determined by broker quotes and quoted market prices for similar securities in active markets. For the periods presented, the fair values of our investment in long-term debt of affiliates represent Level 2 valuations.

See Note 4 for discussion of $428 million principal amount of EFH Corp. debt we acquired in an April 2011 debt exchange. We intend to hold the acquired securities to maturity. We also received an additional $151 million of EFH Corp. Senior Toggle Notes in May 2011 in payment of accrued interest on the notes we hold as an investment. Our liquidity needs represent interest and principal payments on the EFIH Notes, which are sourced from interest and principal payments on the investments in TCEH and EFH Corp. debt securities, distributions from Oncor Holdings and as necessary, additional liquidity sources including borrowings from EFH Corp.

4.	LONG-TERM DEBT

As of June 30, 2011 and December 31, 2010 long-term debt consisted of the following:

	June 30, 2011	December 31, 2010
Debt issued by EFIH:
9.75% Fixed Senior Secured Notes due October 15, 2019	$141	$141
10.000% Fixed Senior Secured Notes due December 1, 2020	2,180	2,180
11.00% Senior Secured Second Lien Notes due October 1, 2021	406	—

Total debt issued by EFIH	2,727	2,321

Pushed down debt (a):
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017	98	180
11.25/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017	183	286
9.75% EFH Corp. Fixed Senior Secured Notes due October 15, 2019	57	57
10.000% EFH Corp. Fixed Senior Secured Notes due January 15, 2020	328	328

Total pushed down debt	666	851

Total long-term debt (b)	$3,393	$3,172

(a)	Represents 50% of the principal amount of these EFH Corp. securities guaranteed by EFIH and pushed down per the discussion below under “Push Down of EFH Corp. Debt.”
(b)	EFIH had no long-term debt due currently as of June 30, 2011 and December 31, 2010.

Issuance of 11% Senior Secured Second Lien Notes in Exchange for EFH Corp. Debt

In April 2011, EFIH and EFIH Finance issued $406 million principal amount of 11% Senior Secured Second Lien Notes due 2021 (EFIH 11% Notes) in exchange for $428 million of EFH Corp. debt consisting of $163 million principal amount of EFH Corp. 10.875% Senior Notes due 2017, $229 million principal amount of EFH Corp. Senior Toggle Notes due 2017 and $36 million principal amount of EFH Corp. 5.55% Series P Senior Notes due 2014. As of the date of the exchange, 50% of the outstanding EFH Corp. 10.875% Notes and Toggle Notes had been pushed down to EFIH for reporting purposes. EFIH intends to hold the acquired securities as an investment (see Note 3).

The EFIH 11% Notes mature in October 2021, with interest payable in cash semiannually in arrears on May 15 and November 15, beginning November 15, 2011, at a fixed rate of 11% per annum. The EFIH 11% Notes are secured on a second-priority basis by the EFIH Collateral described in the discussion of the EFH Corp. 10% Senior Secured Notes below.

The EFIH 11% Notes were issued in private placements and are not registered under the Securities Act. The notes are a senior obligation and rank equally in right of payment with all senior indebtedness of EFIH and are effectively senior in right of payment to all existing or future unsecured debt of EFIH to the extent of the value of the EFIH Collateral. The notes are effectively subordinated to all debt of EFIH that is either (i) secured by a lien on the EFIH Collateral that is senior to the second-priority liens securing the EFIH 11% Notes or (ii) secured by assets other than the EFIH Collateral, to the extent of the value of the collateral securing that debt. Furthermore, the EFIH 11% Notes are (i) structurally subordinated to all indebtedness and other liabilities of EFIH’s subsidiaries (other than EFIH Finance), including Oncor Holdings and its subsidiaries, any of EFIH’s future foreign subsidiaries and any other unrestricted subsidiaries and (ii) senior in right of payment to any future subordinated indebtedness of EFIH.

The indenture governing the EFIH 11% Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, EFIH’s and its restricted subsidiaries’ ability to:

•	make restricted payments, including certain investments;
•	incur debt and issue preferred stock;
•	create liens;
•	enter into mergers or consolidations;
•	sell or otherwise dispose of certain assets, and
•	engage in certain transactions with affiliates.

The indenture also contains customary events of default, including, among others, failure to pay principal or interest on the notes when due. If certain events of default occur under the indenture, the trustee or the holders of at least 30% of the aggregate principal amount of all outstanding EFIH 11% Notes may declare the principal amount on all such notes to be due and payable immediately.

Until May 15, 2014, EFIH may redeem, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of the EFIH 11% Notes from time to time at a redemption price of 111% of the aggregate principal amount of the notes being redeemed, plus accrued interest. EFIH may redeem the notes at any time prior to May 15, 2016 at a price equal to 100% of their principal amount, plus accrued interest and the applicable premium as defined in the indenture. EFIH may also redeem the notes, in whole or in part, at any time on or after May 15, 2016, at specified redemption prices, plus accrued interest. Upon the occurrence of a change of control (as described in the indenture), EFIH must offer to repurchase the notes at 101% of their principal amount, plus accrued interest.

EFIH has agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH 11% Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable exchange notes for the EFIH 11% Notes, unless such notes meet certain transferability conditions (as described in the related registration rights agreement). If the registration statement has not been filed and declared effective within 365 days after the original issue date (a Registration Default), the annual interest rate on the notes will increase by 25 basis points for the first 90-day period during which a Registration Default continues, and thereafter, the annual interest rate on the notes will increase by 50 basis points for the remaining period during which the Registration Default continues. If the Registration Default is cured, the interest rate on the notes will revert to the original level.

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

The Merger-related debt of EFH Corp. subject to push down due to the guarantee by EFCH and EFIH totaled $1.330 billion and $1.701 billion as of June 30, 2011 and December 31, 2010, respectively, and consisted of:

•

$656 million principal amount of EFH Corp. 10% Senior Secured Notes issued in 2010 (includes $561 million principal amount issued in exchange for EFH Corp. and TCEH Merger-related debt and $95 million representing proceeds from an issuance used to repurchase EFH Corp. Merger-related debt);

•	$363 million and $571 million principal amount of EFH Corp. 11.25/12.00% Senior Toggle Notes as of June 30, 2011 and December 31, 2010, respectively;
•	$196 million and $359 million principal amount of EFH Corp. 10.875% Senior Notes as of June 30, 2011 and December 31, 2010, respectively, and
•	$115 million principal amount of EFH Corp. 9.75% Senior Secured Notes.

Our balance sheet as of June 30, 2011 and December 31, 2010 reflects 50% of these amounts. In addition to the $1.330 billion and $1.701 billion, respectively, principal amount of debt subject to push down, we and EFCH have guaranteed (fully and unconditionally on a joint and several basis) EFH Corp. debt that is not Merger-related, which as of June 30, 2011 and December 31, 2010 consisted of $405 million principal amount of EFH Corp. Senior Secured Notes. The $4.267 billion and $3.724 billion aggregate principal amount of EFH Corp. Senior Notes and Senior Toggle Notes we held as investment in long-term debt of affiliates as of June 30, 2011 and December 31, 2010, respectively, (see Note 3) is also guaranteed (fully and unconditionally on a joint and several basis) by EFCH and us.

The EFCH guarantee of EFH Corp. debt is not secured, and our guarantee of the EFH Corp. Senior Notes and Senior Toggle Notes is not secured. Our guarantee of all of the EFH Corp. Senior Secured Notes is secured by the Collateral as described in the discussion of the EFIH 10% Notes below.

EFIH 10% Senior Secured Notes

These notes mature in December 2020, with interest payable in cash semi-annually in arrears on June 1 and December 1 at a fixed rate of 10% per annum, and had a total principal amount of $2.180 billion as of June 30, 2011. The EFIH 10% Notes are secured by EFIH’s pledge of 100% of the membership interests and other investments it owns in Oncor Holdings (such membership interests and other investments, the Collateral), and are secured on an equal and ratable basis with the EFIH 9.75% Notes and EFIH’s guarantee of the EFH Corp. Senior Secured Notes.

EFIH 9.75% Senior Secured Notes

These notes mature in October 2019 with interest payable in cash semi-annually in arrears on April 15 and October 15 at a fixed rate of 9.75% per annum, and had a total principal amount of $141 million as of June 30, 2011. The EFIH 9.75% Notes are secured by the Collateral on an equal and ratable basis with the EFIH 10% Notes and EFIH’s guarantee of the EFH Corp. Senior Secured Notes.

Fair Value of Long-Term Debt

The estimated fair value of our long-term debt (including the pushed down debt) totaled $3.511 billion and $3.079 billion as of June 30, 2011 and December 31, 2010, respectively, and the carrying amount totaled $3.393 billion and $3.172 billion, respectively. The fair value is estimated at the lesser of either the call price or the market value as determined by quoted market prices.

5.	COMMITMENTS AND CONTINGENCIES

Guarantees

See Notes 4 and 7 in this Form 10-Q and Note 5 to the 2010 Form 10-K Financial Statements for discussion of our guarantees of certain EFH Corp. debt.

Legal Proceedings

From time to time, we may be involved in various legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial condition, results of operations or liquidity.

6.	MEMBERSHIP INTERESTS

Distribution Restrictions

The indentures governing the EFIH Notes include covenants that, among other things and subject to certain exceptions, restrict our ability to pay dividends or make other distributions with respect to our membership interests. Accordingly, essentially all of our net income is restricted from being used to make distributions with respect to our membership interests unless such distributions are expressly permitted under the indenture. The indentures further restrict us from making any distribution to EFH Corp. for the ultimate purpose of making a dividend on EFH Corp.’s common stock unless at the time, and after giving effect to such distribution, our consolidated leverage ratio is equal to or less than 6.0 to 1.0. Under the indentures governing the EFIH Notes, the term “consolidated leverage ratio” is defined as the ratio of EFIH’s consolidated total debt (as defined in the indentures) to EFIH’s Adjusted EBITDA on a consolidated basis, including Oncor Holdings and its subsidiaries. EFIH’s consolidated leverage ratio was 5.6 to 1.0 as of June 30, 2011.

In addition, under applicable law, we would be prohibited from paying any distribution to the extent that immediately following payment of such distribution, we would be insolvent.

EFIH did not declare or pay any dividends in the six months ended June 30, 2011; EFIH’s board of directors declared and EFIH paid cash distributions of $2 million in the six months ended June 30, 2010.

A substantial portion of our net income has been derived from Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the boards determine that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings. Oncor’s distributions to us totaled $32 million and $87 million in the six months ended June 30, 2011 and 2010, respectively. For the period subsequent to the Merger through December 31, 2012, distributions paid by Oncor (other than distributions of the proceeds of any issuance of limited liability company units) are limited by the Limited Liability Company Agreement and a stipulation agreement with the PUCT to an amount not to exceed Oncor’s cumulative net income determined in accordance with US GAAP, as adjusted by applicable orders of the PUCT. Such adjustments include the removal of noncash impacts of purchase accounting (consisting of an $860 million goodwill impairment charge in 2008 and the cumulative amount of net accretion of fair value adjustments) and removal of two specific cash commitments: a $46 million after tax one-time refund to customers in 2008 and funds spent as part of a $100 million commitment for additional energy efficiency initiatives, which totaled $37 million after tax through June 30, 2011. As of June 30, 2011, $241 million was available for distribution to Oncor’s members under the cumulative net income restriction, of which approximately 80% relates to our ownership interest in Oncor.

Oncor’s distributions are further limited by an agreement with the PUCT that its regulatory capital structure, as determined by the PUCT, will be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. As of June 30, 2011, the regulatory capitalization ratio was 58.9% debt and 41.1% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes transition bonds issued by Oncor Electric Delivery Transition Bond Company. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization). As of June 30, 2011, $150 million was available for distribution under the capital structure restriction, of which approximately 80% relates to our ownership interest in Oncor.

Membership Interests

The following table presents the changes to membership interests during the six months ended June 30, 2011.

	Capital Accounts	Accumulated Other Comprehensive Loss	Total Membership Interests

Balance as of December 31, 2010	$5,195	$(2)	$5,193
Net income	207	—	207
Effect of changes in fair value of TCEH debt securities held as an investment (Note 3)	—	1	1
Effect of debt push-down from EFH Corp. (Note 4)	213	—	213
Capital contributions (a)	18	—	18

Balance as of June 30, 2011	$5,633	$(1)	$5,632

(a)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of noncontrolling interests in Oncor.

The following table presents the changes to membership interests during the six months ended June 30, 2010:

	Capital Accounts	Accumulated Other Comprehensive Loss	Total Membership Interests

Balance as of December 31, 2009	$3,012	$(2)	$3,010
Net income	25	—	25
Distributions to EFH Corp.	(2)	—	(2)
Effect of debt push-down from EFH Corp. (Note 4)	35	—	35
Capital contributions (a)	19	—	19

Balance as of June 30, 2010	$3,089	$(2)	$3,087

(a)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of noncontrolling interests in Oncor.

7.	RELATED–PARTY TRANSACTIONS

The following represent our significant related-party transactions in addition to the investment in EFH Corp. and TCEH debt securities discussed in Note 3.

•

EFH Corp. files a consolidated federal income tax return and allocates income tax liabilities to us substantially as if we were filing our own income tax returns, except that amounts due from Oncor Holdings under a tax sharing agreement are settled directly with EFH Corp. in accordance with that agreement. Our results are included in the consolidated Texas state margin tax return filed by EFH Corp. Our amount payable to EFH Corp. related to income taxes totaled $79 million and $46 million as of June 30, 2011 and December 31, 2010, respectively. Our income tax payments to EFH Corp. totaled $30 million in the six months ended June 30, 2011, and there were no income tax payments to EFH Corp. in the six months ended June 30, 2010.

•

As of June 30, 2011 and December 31, 2010, EFH Corp. had a demand note payable to TCEH of $1.139 billion and $916 million, respectively, arising from borrowings used to fund EFH Corp. debt principal and interest payments (P&I Note). The demand note is guaranteed by EFCH and us on a pari passu basis with the EFH Corp. Senior Notes and Senior Toggle Notes. In connection with debt-related transactions entered into by EFH Corp. in April 2011, a demand note payable by EFH Corp. to TCEH of $233 million as of June 30, 2011, arising from net borrowings for general corporate purposes (SG&A Note), is also now guaranteed by EFCH and us on the same basis as the principal and interest related demand note. In connection with these debt-related transactions, EFH Corp. agreed (i) to not make any additional borrowings under the SG&A Note, (ii) to cap borrowings under the P&I Note to no more than $2 billion and (iii) that the sum of (a) the outstanding debt (including guarantees) of EFH Corp. or any of its subsidiaries (including EFIH) that is secured by a second-priority lien on the equity interest that EFIH owns in Oncor Holdings (the EFIH Second-Priority Debt) and (b) the aggregate outstanding amount of the intercompany notes will not exceed, at any time, the maximum amount of EFIH Second-Priority Debt permitted by the indenture governing the EFH Corp. 10% Senior Secured Notes due 2020.

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

Significant related-party transactions between Oncor Holdings (including its consolidated subsidiary Oncor) and EFH Corp., other affiliates of EFH Corp. and the Sponsor Group are as follows:

•

Oncor receives payments from TCEH for electricity delivery fees. Amounts recorded as revenue for these fees totaled $251 million and $257 million for the three months ended June 30, 2011 and 2010, respectively, and $490 million and $521 million for the six months ended June 30, 2011 and 2010, respectively. These fees are based on rates regulated by the PUCT that apply to all REPs. These revenues from TCEH represented 33% and 37% of Oncor Holdings’ operating revenues for the six months ended June 30, 2011 and 2010, respectively. Oncor Holdings’ balance sheets as of June 30, 2011 and December 31, 2010 reflect receivables from TCEH totaling $168 million and $143 million, respectively, primarily related to these electricity delivery fees.

•

Oncor recognizes interest income from TCEH with respect to Oncor’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Oncor’s bankruptcy-remote financing subsidiary. The interest income, which is received on a monthly basis, serves to offset Oncor’s interest expense on the transition bonds. This interest income totaled $8 million and $9 million for the three months ended June 30, 2011 and 2010, respectively, and $16 million and $19 million for the six months ended June 30, 2011 and 2010, respectively.

•

Incremental amounts payable by Oncor related to income taxes as a result of delivery fee surcharges to its customers related to transition bonds are reimbursed by TCEH. Oncor Holdings’ financial statements reflect a note receivable from TCEH to Oncor of $199 million ($40 million reported as current in trade accounts and other receivables from affiliates) and $217 million ($39 million reported as current in trade accounts and other receivables from affiliates) related to these income taxes as of June 30, 2011 and December 31, 2010, respectively. Oncor reviews economic conditions, TCEH’s credit ratings and historical payment activity to assess the overall collectability of these affiliated receivables. As of June 30, 2011, there were no credit loss allowances related to the note receivable from TCEH.

•

Oncor pays EFH Corp. subsidiaries for certain administrative services and shared facilities at cost. These costs, which are primarily reported in Oncor Holdings’ operation and maintenance expenses, totaled $9 million and $11 million for the three months ended June 30, 2011 and 2010, respectively, and $18 million and $19 million for the six months ended June 30, 2011 and 2010, respectively.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH’s balance sheet) is funded by a delivery fee surcharge collected from REPs by Oncor and remitted monthly to TCEH (totaling $4 million for each of the three months ended June 30, 2011 and 2010 and $8 million for each of the six months ended June 30, 2011 and 2010). These trust fund assets are established with the intent to be sufficient to fund the estimated decommissioning liability (also reported on TCEH’s balance sheet). Income and expenses associated with the trust fund and the decommissioning liability recorded by TCEH are offset by a net change in the Oncor and TCEH intercompany receivable/payable, which in turn results in a change in Oncor’s reported net regulatory asset/liability. The regulatory liability of $230 million and $206 million as of June 30, 2011 and December 31, 2010, respectively, represents the excess of the trust fund balance over the net decommissioning liability.

•

EFH Corp. files a consolidated federal income tax return and allocates income tax liabilities to Oncor Holdings under a tax sharing agreement substantially as if Oncor Holdings was filing its own income tax returns. Oncor Holdings’ results are included in the consolidated Texas state margin tax return filed by EFH Corp. Oncor Holdings’ amount receivable from EFH Corp. related to income taxes, primarily due to timing of payments, totaled $110 million (including $31 million noncurrent portion expected to be collected in 2012) and $72 million as of June 30, 2011 and December 31, 2010, respectively. Oncor Holdings made income tax payments to EFH Corp. totaling $18 million and $94 million in the six months ended June 30, 2011 and 2010, respectively.

•

Oncor has PUCT-approved tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect transition bond-related charges on behalf of Oncor Electric Delivery Transition Bond Company LLC. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, as of June 30, 2011 and December 31, 2010, TCEH had posted letters of credit in the amount of $13 million and $14 million, respectively, for Oncor’s benefit.

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

8.	SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(millions of dollars)

Interest expense	$85	$74	$168	$145
Amortization of debt exchange and issuance costs	2	2	3	5

Total interest expense and related charges	$87	$76	$171	$150

Supplemental Cash Flow Information
			Six Months Ended June 30,
			2011	2010
Cash payments related to:
Interest			$116	$6
Noncash investing and financing activities:
Effect of Parent’s payment of interest, net of tax, on pushed-down debt			19	98
Capital contribution related to settlement of certain income taxes payable (a)			18	19
Effect of push down of debt from EFH Corp.			(196)	(18)

(a)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of noncontrolling interests in Oncor.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2011 and 2010 should be read in conjunction with our consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFIH is a Dallas, Texas-based holding company whose wholly-owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Revenues from TCEH for distribution services represented 33% and 37% of Oncor’s operating revenues for the six months ended June 30, 2011 and 2010, respectively. EFIH is a direct, wholly-owned subsidiary of EFH Corp. EFIH has no reportable business segments. Various “ring-fencing” measures have been taken to enhance the credit quality of Oncor Holdings and Oncor. See Note 1 to Financial Statements for a description of the material features of these “ring-fencing” measures and Notes 1 and 2 to Financial Statements for discussion of the reporting of our investment in Oncor Holdings as an equity method investment.

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

As of June 30, 2011, Oncor has installed approximately 1,862,000 advanced digital meters, including approximately 348,000 in 2011. As the new meters are integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $429 million as of June 30, 2011, including $69 million in 2011. Oncor expects to complete installations of the remaining approximately 1.1 million advanced meters by the end of 2012.

Oncor Rate Review Filed with the PUCT — In January 2011, Oncor filed for a rate review with the PUCT and 203 cities based on a test year ended June 30, 2010. In April 2011, Oncor filed, and the administrative law judges in the rate review granted, a motion requesting abatement of the procedural schedule in the rate review on the grounds that Oncor and the parties to the rate review had reached a Memorandum of Settlement that would settle and resolve all issues in the rate review. Oncor filed a stipulation in May 2011 that incorporated the Memorandum of Settlement along with proposed tariffs. The stipulation and related tariffs are expected to be considered by the PUCT at its August 3, 2011 open meeting. The terms of the settlement include an approximate $137 million base rate increase and additional provisions to address franchise fees and other expenses. The settlement will result in an impact of less than 1% on an average residential monthly bill of 1,300 kWh for a TXU Energy customer. Approximately $93 million of the increase became effective July 1, 2011 on an interim basis, and the remainder will become effective by January 1, 2012. The settlement did not change Oncor’s authorized regulatory capital structure of 60% debt and 40% equity or its authorized return on equity of 10.25%. See “Regulatory Matters” below for further discussion.

Other Oncor Matters with the PUCT — See discussion of these matters, including the construction of CREZ-related transmission lines, below under “Regulatory Matters.”

RESULTS OF OPERATIONS

Financial Results — Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Interest income was $158 million in 2011 compared to $3 million in 2010. The increase reflected interest on investments in $4.303 billion principal amount of long-term debt of affiliates acquired in 2011 and 2010 (see Note 3 to Financial Statements).

Interest expense and related charges increased $11 million, or 14%, to $87 million in 2011. The increase reflected the issuance of $406 million and $2.180 billion aggregate principal amount of EFIH Notes in April 2011 and August 2010, respectively, partially offset by a $1.768 billion net reduction in debt pushed down from EFH Corp. reflecting EFH Corp. and EFIH debt exchanges and repurchases in 2011 and 2010 (see Note 3 to Financial Statements and Note 5 to the 2010 Form 10-K Financial Statements).

Income tax expense totaled $25 million in 2011 and income tax benefit totaled $25 million in 2010. The effective rate on pretax income was 35.2% in 2011 compared to an effective rate on a pretax loss of 34.2% in 2010. The increase in the rate reflects the effect of non-deductible interest related to pushed down debt (which decreased in 2011).

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) increased $13 million to $72 million in 2011 reflecting higher revenue rates and warmer weather, partially offset by higher depreciation and third-party transmission service expense.

Net income increased $107 million to $118 million in 2011 driven by increased interest income as a result of investments in long-term debt of affiliates.

Financial Results — Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Interest income was $303 million in 2011 compared to $4 million in 2010. The increase reflected interest on investments in $4.303 billion principal amount of long-term debt of affiliates acquired in 2011 and 2010.

Interest expense and related charges increased $21 million, or 14%, to $171 million in 2011. The increase reflected the issuance of $406 million and $2.180 billion aggregate principal amount of EFIH Notes in April 2011 and August 2010, respectively, partially offset by a $1.768 billion net reduction in debt pushed down from EFH Corp. reflecting EFH Corp. and EFIH debt exchanges and repurchases in 2011 and 2010.

Income tax expense totaled $47 million in 2011 and income tax benefit totaled $49 million in 2010. The effective rate on pretax income was 35.6% in 2011 compared to an effective rate on a pretax loss of 33.6% in 2010. The increase in the rate reflects the effect of non-deductible interest related to pushed down debt (which decreased in 2011).

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) totaled $122 million in each period.

Net income increased $182 million to $207 million in 2011 driven by increased net interest income as a result of investments in long-term debt of affiliates.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows — Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010 — Cash used in operating activities totaled $32 million in 2011 compared to cash provided of $85 million in 2010. The change reflected higher cash interest paid and lower dividends received from Oncor Holdings, partially offset by higher interest payments received on investments in long-term debt of affiliates.

Cash used in financing activities totaled $5 million in 2010, reflecting $7 million in costs associated with the investment in long-term debt of EFH Corp. (see Note 3 to Financial Statements) and $2 million in distributions to EFH Corp., partially offset by $4 million of advances from EFH Corp.

Cash provided by investing activities totaled $3 million in 2010, reflecting repayment of advances to parent.

Liquidity Needs — Our liquidity needs represent interest and principal payments on the EFIH Notes, which are sourced from interest and principal payments on the investments in TCEH and EFH Corp. debt securities (see Note 3 to Financial Statements), distributions from Oncor Holdings, and as necessary, additional liquidity sources including borrowings from EFH Corp. (See “Distributions from Oncor” below and Note 6 to Financial Statements.)

Toggle Note Interest Election Related to Pushed Down EFH Corp. Debt — EFH Corp. has the option every six months at its discretion, ending with the payment due November 2012, to use the payment-in-kind (PIK) feature of its EFH Corp. Senior Toggle Notes in lieu of making cash interest payments. EFH Corp. elected to do so beginning with the May 2009 interest payment as an efficient and cost-effective method to further enhance liquidity. Once EFH Corp. makes a PIK election, the election is valid for each succeeding interest payment period until EFH Corp. revokes the election. Use of the PIK feature will be evaluated at each election period, taking into account market conditions and other relevant factors at such time. EFH Corp. made its May 2011 interest payment and will make its November 2011 interest payment on the EFH Corp. Senior Toggle Notes by using the PIK feature of those notes. The cash interest rate on these notes is 11.25%, but when the PIK feature is used, the interest rate is 12.00%. See Note 3 to Financial Statements.

Distributions from Oncor — Oncor’s distributions to us totaled $32 million and $87 million in the six months ended June 30, 2011 and 2010, respectively. In July 2011, we received an additional $32 million distribution. Until December 31, 2012, distributions paid by Oncor to its members are limited to an amount not to exceed Oncor’s net income determined in accordance with US GAAP, subject to certain defined adjustments. Distributions are further limited by an agreement that Oncor’s regulatory capital structure, as determined by the PUCT, will be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. (See Note 6 to Financial Statements.)

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

Adjusted EBITDA (as used in the restricted payments covenants contained in the indentures governing the EFIH Notes and the EFH Corp. Senior Secured Notes) for the twelve months ended June 30, 2011 totaled $1.560 billion and $5.107 billion, respectively. See Exhibits 99(b) and 99(c) for a reconciliation of net income (loss) to Adjusted EBITDA for EFIH and EFH Corp., respectively, for the six and twelve months ended June 30, 2011 and 2010.

The table below summarizes various financial ratios of EFIH and EFH Corp. that are applicable under certain threshold covenants in the indentures governing the EFIH Notes, EFH Corp. Senior Notes, EFH Corp. Senior Toggle Notes and EFH Corp. Senior Secured Notes as of June 30, 2011 and December 31, 2010 and the corresponding covenant threshold levels as of June 30, 2011. The debt incurrence and restricted payments/limitations on investments covenants thresholds described below represent levels that must be met in order for EFH Corp. and us to incur certain permitted debt or make certain restricted payments and/or investments. Our debt agreements do not contain maintenance covenants.

	June 30, 2011	December 31, 2010	Threshold Level as of June 30, 2011
Debt Incurrence Covenants:
EFH Corp. Senior Secured Notes:
EFH Corp. fixed charge coverage ratio	1.1 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.3 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
EFIH Notes:
EFIH fixed charge coverage ratio (a)	(b)	(b)	At least 2.0 to 1.0

Restricted Payments/Limitations on Investments Covenants:
EFH Corp. Senior Notes and Senior Toggle Notes:
General restrictions (Sponsor Group payments):
EFH Corp. leverage ratio	9.4 to 1.0	8.5 to 1.0	Equal to or less than 7.0 to 1.0
EFH Corp. Senior Secured Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.4 to 1.0	1.6 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.1 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	9.4 to 1.0	8.5 to 1.0	Equal to or less than 7.0 to 1.0
EFIH Notes:
General restrictions (non-EFH Corp. payments):
EFIH fixed charge coverage ratio (a)(d)	(b)	23.9 to 1.0	At least 2.0 to 1.0
General restrictions (EFH Corp. payments):
EFIH fixed charge coverage ratio (a)(d)	(b)	(b)	At least 2.0 to 1.0
EFIH leverage ratio	5.6 to 1.0	5.3 to 1.0	Equal to or less than 6.0 to 1.0

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

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after June 30, 2011 that are expected to materially impact our financial statements.

REGULATORY MATTERS

Sunset Review and Other State Legislation

PURA, the PUCT, ERCOT, the TCEQ and the Texas Office of Public Utility Counsel (OPUC) were subject to “sunset” review by the Texas Legislature in the 2011 legislative session. Sunset review includes, generally, a comprehensive review of the need for and effectiveness of an administrative agency (the PUCT, ERCOT, the TCEQ or the OPUC), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (e.g. PURA). During the 2011 legislative session, the Texas Legislature extended the life of the PUCT until 2013, at which time it will undergo a limited purpose sunset review, and continued ERCOT until the subsequent PUCT sunset review and the OPUC and the TCEQ for 12 years.

During the 2011 legislative session, the Texas Legislature passed Senate Bill 1693, which directs the PUCT to adopt a rule by September 25, 2011 that will allow utilities to recover distribution-related investments on an interim basis without the need for a full rate case. Utilities will be allowed to file, under certain circumstances, up to four periodic rate adjustments for these distribution investments between rate cases. No other legislation passed during the 2011 legislation session is expected to have a material impact on our operations, financial position, results of operations or cash flows.

Oncor Matters with the PUCT

Rate Cases — In January 2011, Oncor filed for a rate review (PUCT Docket No. 38929) with the PUCT and 203 original jurisdiction cities based on a test year ended June 30, 2010. If approved as requested, this review would have resulted in an aggregate annual rate increase of approximately $353 million over the test year period adjusted for the impact of weather. Oncor also requested a revised regulatory capital structure of 55% debt to 45% equity. In April 2011, Oncor filed, and the administrative law judges in the rate review granted, a motion requesting abatement of the procedural schedule in the rate review on the grounds that Oncor and the parties to the rate review had reached a Memorandum of Settlement that would settle and resolve all issues in the rate review. Oncor filed a stipulation in May 2011 that incorporated the Memorandum of Settlement along with proposed tariffs. The terms of the settlement include an approximate $137 million base rate increase and additional provisions to address franchise fees (discussed further below) and other expenses. The settlement will result in an impact of less than 1% on an average retail residential monthly bill of 1,300 kWh. Approximately $93 million of the increase became effective in July 2011 on an interim basis, and the remainder will become effective by January 1, 2012. The settlement did not change Oncor’s authorized regulatory capital structure of 60% debt and 40% equity or its authorized return on equity of 10.25%. Under the settlement, Oncor cannot file another general base rate review prior to July 1, 2013, but is not restricted from filing wholesale transmission rate, transmission cost recovery factor, distribution–related investment or other rate updates and adjustments permitted by Texas state law and PUCT rules.

In response to concerns raised by PUCT Commissioners at the July 22, 2011 PUCT open meeting regarding the Memorandum of Settlement, Oncor filed a modified stipulation that removed from the settlement a one-time payment to certain cities served by Oncor for retrospective franchise fees. Instead, pursuant to the terms of a separate agreement with certain cities served by Oncor, and only if the modified stipulation is approved, Oncor would make a one-time payment of approximately $22 million to those cities for retrospective franchise fees. The payment is subject to refund from the cities or recovery from customers after final resolution of proceedings related to the appeals from Oncor’s June 2008 rate review filing discussed immediately below. No other significant terms of the original Memorandum of Settlement were revised. The modified stipulation and related tariffs are scheduled for an evidentiary hearing on July 29, 2011, and may be considered by the PUCT at its August 3, 2011 open meeting.

In August 2009, the PUCT issued a final order with respect to Oncor’s June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007 (PUCT Docket No. 35717), and new rates were implemented in September 2009. In November 2009, Oncor and four other parties appealed various portions of the rate case final order to a state district court. In January 2011, the District Court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees, and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities. Oncor filed an appeal with the Austin Court of Appeals in February 2011 with respect to the issues it appealed to the District Court and did not prevail upon, as well as the District Court’s decision to reverse the PUCT with respect to discounts for state colleges and universities. The case is currently in the briefing stage. Oncor is unable to predict the outcome of the appeal.

Competitive Renewable Energy Zones (CREZs) — In January 2009, the PUCT awarded Oncor CREZ construction projects (PUCT Docket Nos. 35665 and 37902) requiring 14 related Certificate of Convenience and Necessity (CCN) amendment proceedings before the PUCT for 17 projects. All 17 projects and 14 CCN amendments have been approved by the PUCT. The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of Texas. In addition to these projects, ERCOT completed a study in December 2010 that will result in Oncor and other transmission service providers building additional facilities to provide further voltage support to the transmission grid as a result of CREZ. Oncor currently estimates, based on these additional voltage support facilities and the approved routes and stations for its awarded CREZ projects, that CREZ construction costs will total approximately $2.0 billion. CREZ-related costs could change based on finalization of costs for the additional voltage support facilities and final detailed designs of subsequent project routes. As of June 30, 2011, Oncor’s cumulative CREZ-related capital expenditures totaled $538 million, including $222 million in 2011. Oncor expects that all necessary permitting actions and other requirements and all construction activities for Oncor’s CREZ construction projects will be completed by the end of 2013.

Transmission Cost Recovery and Rates (PUCT Docket Nos. 38938 and 39456) — In order to recover increases in its transmission costs, including incremental fees paid to other transmission service providers due to an increase in their rates, Oncor is allowed to request an update twice a year to the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs. In December 2010, an application was filed to increase the TCRF, which was administratively approved in January 2011 and became effective March 1, 2011. This application increased Oncor’s annualized revenues by an estimated $33 million. In June 2011, Oncor filed an application to increase the TCRF, which is expected to be administratively approved and become effective in September 2011. This application is expected to increase Oncor’s annualized revenues by an estimated $48 million.

Application for Reconciliation of Advanced Meter Surcharge (PUCT Docket No. 39552) — In July 2011, Oncor filed an application with the PUCT for reconciliation of all costs incurred and investments made through December 31, 2010, in the deployment of its advanced meter system (AMS) pursuant to its AMS Deployment Plan that was approved in Docket No. 35718. The Order in Docket No. 35718 included a requirement that Oncor file a reconciliation proceeding two years after the implementation of the AMS surcharge. Through the end of 2010, Oncor spent approximately $357 million in executing the approved AMS Deployment Plan and billed customers approximately $171 million through the AMS surcharge. Oncor is not seeking a change in the AMS surcharge or the AMS Deployment Plan in this proceeding. The PUCT Staff has proposed a procedural schedule, and Oncor anticipates that the proceeding will be concluded by the end of 2011.

Application for 2012 Energy Efficiency Cost Recovery Factor (PUCT Docket No. 39375) — In May 2011, Oncor filed an application with the PUCT to request approval of an energy efficiency cost recovery factor (EECRF) for 2012. PUCT rules require Oncor to make an annual EECRF filing by May 1 (or the first business day in May) for implementation at the beginning of the next calendar year. The requested 2012 EECRF is $54 million, as compared to $51 million established for 2011, and would result in a $0.98 per month charge for residential customers, as compared to the 2011 residential charge of $0.91 per month. As allowed by the rule, the 2012 EECRF is designed to recover $49 million of Oncor’s costs for the 2012 programs and an $8 million performance bonus based on 2010 results, partially offset by a $3 million reduction for over-recovery of 2010 costs. Two parties have requested a hearing, which is scheduled for August 25, 2011. Oncor anticipates that the PUCT will issue an order by the end of 2011.

Remand of 1999 Wholesale Transmission Matrix Case (PUCT Docket No. 38780) — In October 2010, the PUCT established Docket No. 38780 for the remand of Docket No. 20381, the 1999 wholesale transmission charge matrix case. A joint settlement agreement was entered into effective October 6, 2003. This settlement resolved disputes regarding wholesale transmission pricing and charges for the period of January 1997 through August 1999, the period prior to the September 1, 1999 effective date of the legislation that authorized 100% postage stamp pricing for ERCOT wholesale transmission. Since a series of appeals has become final, the 1999 matrix docket has been remanded to the PUCT to address additional issues. If the appealing parties prevail and the PUCT rules adversely with respect to these issues, Oncor believes its liabilities, totaling up to approximately $22 million, would be appropriate for recovery through rates. At this time, Oncor cannot predict the outcome of these matters.

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

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place. All of our long-term debt as of June 30, 2011 and December 31, 2010 carried fixed interest rates.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in the 2010 Form 10-K and is therefore not presented herein.

Credit Risk

We are exposed to affiliate credit risk associated with the $4.321 billion principal amount of EFH Corp. debt securities and $79 million principal amount of TCEH debt securities we hold as investments (see Note 3 to Financial Statements). The credit rating of each of these securities is below investment grade. The carrying value of these securities was $3.462 billion as of June 30, 2011.

Oncor’s Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. Oncor’s customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT. Meeting these standards does not guarantee that a REP will be able to perform its obligations. REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of PURA and PUCT rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT. PUCT rules allow for the recovery of uncollectible amounts from nonaffiliated REPs, reducing the credit risk of such receivables.

Oncor’s exposure to credit risk associated with accounts receivable totaled $168 million from affiliates, substantially all of which consisted of trade accounts receivable from TCEH, and $309 million from nonaffiliated customers as of June 30, 2011. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $2 million as of June 30, 2011. The nonaffiliated exposure consists almost entirely of noninvestment grade trade accounts receivable, of which $243 million represented trade accounts receivable from REPs. As of June 30, 2011, subsidiaries of one nonaffiliated REP collectively represented approximately 11% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure.

As of June 30, 2011, Oncor was exposed to credit risk associated with a note receivable from TCEH totaling $199 million ($40 million reported as current) and amounts receivable from EFH Corp. under a tax sharing agreement totaling $110 million.

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

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits	Previously Filed With File Number*	As Exhibit

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income – Twelve Months Ended June 30, 2011.

99(b)			—	Energy Future Intermediate Holding Company LLC Consolidated Adjusted EBITDA reconciliation for the six and twelve months ended June 30, 2011 and 2010.

99(c)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the six and twelve months ended June 30, 2011 and 2010.
XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

By:	/s/ STAN SZLAUDERBACH
Stan Szlauderbach
Senior Vice President and Controller (Principal Accounting Officer)

Date: July 28, 2011