Form 10-Q
period 2011-09-30
Energy Future Intermediate Holding CO LLC
filed 2011-10-28
CIK 1445146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Ö] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of October 28, 2011, the outstanding membership interest in Energy Future Intermediate Holding Company LLC was directly held by Energy Future Holdings Corp.

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

Merger	The transaction referred to in the Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp., which was completed on October 10, 2007

NERC	North American Electric Reliability Corporation

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

US	United States of America

VIE	variable interest entity

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(millions of dollars)
Interest income (Note 3)	$160	$72	$463	$76
Interest expense and related charges (Note 8)	(88)	(82)	(259)	(233)

Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	72	(10)	204	(157)
Income tax (expense) benefit	(25)	9	(72)	59
Equity in earnings of unconsolidated subsidiary (net of tax) (Note 2)	113	118	235	240

Net income	$160	$117	$367	$142

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(millions of dollars)
Net income	$160	$117	$367	$142
Other comprehensive income — net of tax effects:
Investment in long-term debt of affiliates — available for sale —Net increase in fair value of securities (net of tax expense of $30, $—, $31 and $—) (Note 3)	55	—	56	—
Cash flow hedges — Net decrease in fair value of derivatives (net of tax benefit of $13, $—, $13 and $—) (Note 6)	(24)	—	(24)	—

Total other comprehensive income	31	—	32	—

Comprehensive income	$191	$117	$399	$142

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(millions of dollars)
Cash flows — operating activities:
Net income	$367	$142
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of unconsolidated subsidiary	(235)	(240)
Distributions of earnings from unconsolidated subsidiary	64	141
Deferred income taxes – net	2	173
PIK interest income on EFH Corp. Senior Toggle Notes held as investment (Note 3)	(226)	(32)
Noncash interest expense related to pushed down debt of parent (Note 4)	62	202
Accretion of purchase discount on investment in long-term debt of affiliates (Note 3)	(105)	(20)
Amortization of debt exchange and issuance costs (Note 8)	5	7
Changes in operating assets and liabilities	65	(278)

Cash provided by (used in) operating activities	(1)	95

Cash flows — financing activities:
Equity contribution from EFH Corp. (Note 6)	—	440
Advances from EFH Corp.	—	5
Distributions to EFH Corp.	—	(2)
Debt exchange and issuance costs	—	(30)

Cash provided by financing activities	—	413

Cash flows — investing activities:
Advances to EFH Corp.	—	3
Investment in long-term debt of affiliate (Note 4)	—	(500)

Cash used in investing activities	—	(497)

Net change in cash and cash equivalents	(1)	11

Cash and cash equivalents — beginning balance	43	—

Cash and cash equivalents — ending balance	$42	$11

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS	(millions of dollars)
Current assets:
Cash and cash equivalents	$42	$43
Receivables from affiliates	210	73

Total current assets	252	116

Investment in Oncor Holdings (Note 2)	5,721	5,544
Investment in long-term debt of affiliates (includes available-for-sale securities totaling $3.581 billion and $44 million) (Note 3)	3,581	2,845
Other noncurrent assets	34	42

Total assets	$9,588	$8,547

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Trade accounts and other payables to affiliates	$—	$1
Income taxes payable to EFH Corp. (Note 7)	111	46
Accrued interest	121	46

Total current liabilities	232	93

Accumulated deferred income taxes	121	89
Long-term debt (Note 4)	3,393	3,172

Total liabilities	3,746	3,354

Commitments and Contingencies (Note 5)

Membership interests (Note 6):
Capital account	5,812	5,195
Accumulated other comprehensive income (loss)	30	(2)

Total membership interests	5,842	5,193

Total liabilities and membership interests	$9,588	$8,547

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

The carrying value of our variable interest in Oncor Holdings that we do not consolidate totaled $5.721 billion and $5.544 billion as of September 30, 2011 and December 31, 2010, respectively, and is reported as investment in Oncor Holdings in the balance sheet. See Note 6 for discussion of cash distributions from Oncor Holdings. Our maximum exposure to loss from these interests does not exceed our carrying value.

Condensed statements of consolidated income of Oncor Holdings and its subsidiaries for the three and nine months ended September 30, 2011 and 2010 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating revenues	$897	$831	$2,359	$2,236
Operation and maintenance expenses	(281)	(256)	(799)	(757)
Depreciation and amortization	(190)	(176)	(540)	(507)
Taxes other than income taxes	(107)	(100)	(297)	(287)
Other income	8	8	23	28
Other deductions	(2)	(1)	(7)	(5)
Interest income	7	9	25	29
Interest expense and related charges	(89)	(87)	(265)	(259)

Income before income taxes	243	228	499	478

Income tax expense	(101)	(80)	(204)	(177)

Net income	142	148	295	301
Net income attributable to noncontrolling interests	(29)	(30)	(60)	(61)

Net income attributable to Oncor Holdings	$113	$118	$235	$240

Assets and liabilities of Oncor Holdings and its subsidiaries as of September 30, 2011 and December 31, 2010 are presented below:

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2	$33
Restricted cash	68	53
Trade accounts receivable — net	329	254
Trade accounts and other receivables from affiliates	215	182
Income taxes receivable from EFH Corp.	—	72
Inventories	93	96
Accumulated deferred income taxes	35	10
Prepayment and other current assets	80	80

Total current assets	822	780

Restricted cash	16	16
Other investments	72	78
Property, plant and equipment — net	10,247	9,676
Goodwill	4,064	4,064
Note receivable due from TCEH	148	178
Regulatory assets — net	1,675	1,782
Other noncurrent assets	270	264

Total assets	$17,314	$16,838

LIABILITIES

Current liabilities:
Short-term borrowings	$553	$377
Long-term debt due currently	493	113
Trade accounts payable — nonaffiliates	164	125
Income taxes payable to EFH Corp.	20	—
Accrued taxes other than income	124	133
Accrued interest	60	108
Other current liabilities	163	109

Total current liabilities	1,577	965

Accumulated deferred income taxes	1,663	1,516
Investment tax credits	29	32
Long-term debt, less amounts due currently	4,882	5,333
Other noncurrent liabilities and deferred credits	1,881	1,996

Total liabilities	$10,032	$9,842

3.	INVESTMENT IN LONG-TERM DEBT OF AFFILIATES

As a result of debt exchanges in November 2009, August 2010 and April 2011, we hold debt securities of EFH Corp. and TCEH with carrying values totaling $3.581 billion and $2.845 billion as of September 30, 2011 and December 31, 2010, respectively, reported as investment in long-term debt of affiliates.

As of September 30, 2011, all of these debt securities are classified as available-for-sale. In the third quarter 2011, we changed the classification of the EFH Corp. securities to available-for-sale from held-to-maturity because management determined it would sell or exchange those securities under certain conditions. The TCEH securities were reclassified to available-for-sale in the fourth quarter 2010. EFIH’s ability to sell or exchange these securities with third parties is limited as it would require EFH Corp. to facilitate the sale or exchange. In accordance with accounting guidance for investments classified as available-for-sale, as of September 30, 2011 the securities are recorded at fair value and unrealized gains or losses are recorded in other comprehensive income unless such gains or losses are other than temporary, in which case they are reported as impairments. The change in classification of the EFH Corp. securities resulted in an increase in carrying value totaling $103 million, representing an unrealized gain reported as other comprehensive income. Prior to the respective changes in classification, the securities were reported at EFIH’s cost to acquire the securities, including cash and principal amount of debt issued, plus accretion of purchase discount and PIK interest income on EFH Corp. Senior Toggle Notes. The principal amounts, coupon rates and maturities, fair value, carrying value and unrealized gains (losses) are as follows:

	September 30, 2011	December 31, 2010
Held-to-maturity securities:
EFH Corp. 10.875% Fixed Senior Notes due November 1, 2017	$—	$1,428
EFH Corp. 11.25/12.00% Senior Toggle Notes due November 1, 2017	—	2,296
EFH Corp. 5.550% Fixed Senior Notes Series P due November 15, 2014	—	9
EFH Corp. 6.500% Fixed Senior Notes Series Q due November 15, 2024	—	6
EFH Corp. 6.550% Fixed Senior Notes Series R due November 15, 2034	—	3

Total principal amount of held-to-maturity securities	—	3,742

Available-for-sale securities:
EFH Corp. 10.875% Fixed Senior Notes due November 1, 2017	$1,591	$—
EFH Corp. 11.25/12.00% Senior Toggle Notes due November 1, 2017	2,676	—
EFH Corp. 5.550% Fixed Senior Notes Series P due November 15, 2014	45	—
EFH Corp. 6.500% Fixed Senior Notes Series Q due November 15, 2024	6	—
EFH Corp. 6.550% Fixed Senior Notes Series R due November 15, 2034	3	—
TCEH 10.25% Fixed Senior Notes due November 1, 2015 (both periods include $48 million of Series B Notes)	79	79

Total principal amount of available-for-sale securities	4,400	79

Total principal amount	$4,400	$3,821

Held-to-maturity securities:
Fair value	$—	$2,362
Carrying value	—	2,801

Unrealized gains (losses) on held-to-maturity securities	—	(439)

Available-for-sale securities:
Amortized cost basis	3,494	44
Cumulative unrealized gains (recorded as other comprehensive income) (a)	87	—

Carrying (fair) value	3,581	44

(a)	Includes $82 million of unrealized losses related to five securities with an aggregate fair value of $1.333 billion, which have been in a loss position for less than 12 months and have a present value in excess of their cost basis, and $169 million of unrealized gains.

Interest income recorded on these investments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Held-to-maturity securities:
Interest received/accrued	$44	$21	$126	$24
Accretion of purchase discount	36	19	105	20
PIK interest received/accrued related to EFH Corp. Senior Toggle Notes	80	32	226	32

Total interest income related to held-to-maturity securities	160	72	457	76
Available-for-sale securities:
Interest received/accrued	2	—	6	—
Accretion of purchase discount	(2)	—	—	—

Total interest income related to available-for-sale securities	—	—	6	—

Total interest income	$160	$72	$463	$76

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

See Note 4 for discussion of $428 million principal amount of EFH Corp. debt we acquired in an April 2011 debt exchange and $3.594 billion principal amount of EFH Corp. debt we acquired in an August 2010 debt exchange. We also received an additional $151 million and $130 million of EFH Corp. Senior Toggle Notes in May 2011 and November 2010, respectively, in payment of accrued interest on the notes we hold as an investment. Our liquidity needs represent interest and principal payments on the EFIH Notes, which are sourced from interest and principal payments on the investments in TCEH and EFH Corp. debt securities, distributions from Oncor Holdings and as necessary, additional liquidity sources including borrowings from EFH Corp.

October 2011 EFH Corp. Debt Exchange — In a private exchange in October 2011, EFH Corp. issued $53 million principal amount of new EFH Corp. 11.25%/12.00% Toggle Notes due 2017 in exchange for $65 million principal amount of EFH Corp. 5.55% Series P Senior Notes due 2014. The new EFH Corp. Toggle Notes, which are subject to push down to our balance sheet, have substantially the same terms and conditions and are subject to the same indenture as the existing EFH Corp. Toggle Notes. Concurrent with the exchange, we issued a dividend to EFH Corp. of $53 million principal amount of EFH Corp. Toggle Notes with a carrying value of approximately $48 million and will recognize approximately $3 million of gain in interest income that was previously recorded in other comprehensive income. EFH Corp. retired these notes.

4.	LONG-TERM DEBT

As of September 30, 2011 and December 31, 2010 long-term debt consisted of the following:

	September 30, 2011	December 31, 2010
Debt issued by EFIH:
9.75% Fixed Senior Secured Notes due October 15, 2019	$141	$141
10.000% Fixed Senior Secured Notes due December 1, 2020	2,180	2,180
11.00% Senior Secured Second Lien Notes due October 1, 2021	406	—

Total debt issued by EFIH	2,727	2,321

Pushed down debt (a):
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017	98	180
11.25/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017	183	286
9.75% EFH Corp. Fixed Senior Secured Notes due October 15, 2019	57	57
10.000% EFH Corp. Fixed Senior Secured Notes due January 15, 2020	328	328

Total pushed down debt	666	851

Total long-term debt (b)	$3,393	$3,172

(a)	Represents 50% of the principal amount of these EFH Corp. securities guaranteed by EFIH and pushed down per the discussion below under “Push Down of EFH Corp. Debt.”
(b)	EFIH had no long-term debt due currently as of September 30, 2011 and December 31, 2010.

Issuance of 11% Senior Secured Second Lien Notes in Exchange for EFH Corp. Debt

In April 2011, EFIH and EFIH Finance issued $406 million principal amount of 11% Senior Secured Second Lien Notes due 2021 (EFIH 11% Notes) in exchange for $428 million of EFH Corp. debt consisting of $163 million principal amount of EFH Corp. 10.875% Senior Notes due 2017, $229 million principal amount of EFH Corp. Senior Toggle Notes due 2017 and $36 million principal amount of EFH Corp. 5.55% Series P Senior Notes due 2014. As of the date of the exchange, 50% of the outstanding EFH Corp. 10.875% Senior Notes and 11.25/12.00% Senior Toggle Notes had been pushed down to EFIH for reporting purposes. EFIH intends to hold the exchanged securities as an investment (see Note 3).

The EFIH 11% Notes mature in October 2021, with interest payable in cash semiannually in arrears on May 15 and November 15, beginning November 15, 2011, at a fixed rate of 11% per annum. The EFIH 11% Notes are secured on a second-priority basis by the EFIH Collateral described in the discussion of the EFH Corp. 10% Senior Secured Notes below.

The EFIH 11% Notes were issued in private placements and are not registered under the Securities Act. The notes are a senior obligation of EFIH and EFIH Finance and rank equally in right of payment with all senior indebtedness of EFIH and are effectively senior in right of payment to all existing or future unsecured debt of EFIH to the extent of the value of the EFIH Collateral. The notes are effectively subordinated to all debt of EFIH that is either (i) secured by a lien on the EFIH Collateral that is senior to the second-priority liens securing the EFIH 11% Notes or (ii) secured by assets other than the EFIH Collateral, to the extent of the value of the collateral securing that debt. Furthermore, the EFIH 11% Notes are (i) structurally subordinated to all indebtedness and other liabilities of EFIH’s subsidiaries (other than EFIH Finance), including Oncor Holdings and its subsidiaries, any of EFIH’s future foreign subsidiaries and any other unrestricted subsidiaries and (ii) senior in right of payment to any future subordinated indebtedness of EFIH.

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

2010 Issuance of 10% Senior Secured Notes in Exchange for EFH Corp. Debt

In a public (registered with the SEC) debt exchange transaction completed in August 2010, EFIH and EFIH Finance (together, the Issuers) issued $2.180 billion aggregate principal amount of EFIH 10% Notes due 2020 and paid $500 million in cash, plus accrued interest, in exchange for $2.166 billion aggregate principal amount of the outstanding EFH Corp. Senior Toggle Notes and $1.428 billion aggregate principal amount of the outstanding EFH Corp. 10.875% Senior Notes. EFIH has reported the acquired notes (which were previously pushed down to EFIH’s financial statements (at 50%) as described below under “Push Down of EFH Corp. Notes”) as investment in long-term debt of affiliates in the balance sheet (Note 3).

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

The amount reflected on our balance sheet as pushed down debt ($666 million and $851 million as of September 30, 2011 and December 31, 2010, respectively, as shown in the debt table above) represents 50% of the EFH Corp. Merger-related debt we have guaranteed. This percentage reflects the fact that as of the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., we record the settlement of such amounts as noncash capital contributions from EFH Corp.

The tables below present, as of September 30, 2011 and December 31, 2010, an analysis of the total outstanding principal amount of EFH Corp. debt that we and EFCH have guaranteed (fully and unconditionally on a joint and several basis), as (i) amounts that we held as an investment, (ii) amounts subject to push down to our balance sheet and (iii) amounts held by third parties that are not Merger-related, which consist of the $405 million principal amount of EFH Corp. 10% Senior Secured Notes. The EFCH guarantee of the EFH Corp. debt is not secured. Our guarantee of the EFH Corp. Senior Secured Notes is secured by the Collateral as described in the discussion of the EFIH 10% Notes below.

September 30, 2011
Security	Held by EFIH	Subject to Push Down	Not Merger- Related	Total Guaranteed
EFH Corp. 10% Senior Secured Notes	$—	$656	$405	$1,061
EFH Corp. 9.75% Senior Secured Notes	—	115	—	115
EFH Corp. 10.875% Senior Notes	1,591	196	—	1,787
EFH Corp. 11.25/12.00% Senior Toggle Notes	2,676	363	—	3,039

Subtotal	$4,267	$1,330	$405	6,002

EFH Corp. P&I and SG&A demand note payable to TCEH (Note 7)				1,404

Total				$7,406

December 31, 2010
Security	Held by EFIH	Subject to Push Down	Not Merger- Related	Total Guaranteed
EFH Corp. 10% Senior Secured Notes	$—	$656	$405	$1,061
EFH Corp. 9.75% Senior Secured Notes	—	115	—	115
EFH Corp. 10.875% Senior Notes	1,428	359	—	1,787
EFH Corp. 11.25/12.00% Senior Toggle Notes	2,296	571	—	2,867

Subtotal	$3,724	$1,701	$405	5,830

EFH Corp. P&I demand note payable to TCEH (Note 7)				916

Total				$6,746

EFIH 10% Senior Secured Notes

These notes mature in December 2020, with interest payable in cash semi-annually in arrears on June 1 and December 1 at a fixed rate of 10% per annum, and had a total principal amount of $2.180 billion as of September 30, 2011. The EFIH 10% Notes are secured by EFIH’s pledge of 100% of the membership interests and other investments it owns in Oncor Holdings (such membership interests and other investments, the Collateral), and are secured on an equal and ratable basis with the EFIH 9.75% Notes and EFIH’s guarantee of the EFH Corp. Senior Secured Notes.

EFIH 9.75% Senior Secured Notes

These notes mature in October 2019 with interest payable in cash semi-annually in arrears on April 15 and October 15 at a fixed rate of 9.75% per annum, and had a total principal amount of $141 million as of September 30, 2011. The EFIH 9.75% Notes are secured by the Collateral on an equal and ratable basis with the EFIH 10% Notes and EFIH’s guarantee of the EFH Corp. Senior Secured Notes.

Fair Value of Long-Term Debt

The estimated fair value of our long-term debt (including the pushed down debt) totaled $3.266 billion and $3.079 billion as of September 30, 2011 and December 31, 2010, respectively, and the carrying amount totaled $3.393 billion and $3.172 billion, respectively. The fair value is estimated at the lesser of either the call price or the market value as determined by quoted market prices.

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

Distribution Restrictions

The indentures governing the EFIH Notes include covenants that, among other things and subject to certain exceptions, restrict our ability to pay dividends or make other distributions with respect to our membership interests. Accordingly, essentially all of our net income is restricted from being used to make distributions with respect to our membership interests unless such distributions are expressly permitted under the indenture. The indentures further restrict us from making any distribution to EFH Corp. for the ultimate purpose of making a dividend on EFH Corp.’s common stock unless at the time, and after giving effect to such distribution, our consolidated leverage ratio is equal to or less than 6.0 to 1.0. Under the indentures governing the EFIH Notes, the term “consolidated leverage ratio” is defined as the ratio of EFIH’s consolidated total debt (as defined in the indentures) to EFIH’s Adjusted EBITDA on a consolidated basis, including Oncor Holdings and its subsidiaries. EFIH’s consolidated leverage ratio was 5.4 to 1.0 as of September 30, 2011.

In addition, under applicable law, we are prohibited from paying any distribution to the extent that immediately following payment of such distribution, we would be insolvent.

EFIH did not declare or pay any dividends in the nine months ended September 30, 2011; EFIH’s board of directors declared and EFIH paid cash distributions of $2 million in the nine months ended September 30, 2010.

In August 2010, EFH Corp. made a capital contribution to EFIH of $440 million in cash to support EFIH’s debt exchange transaction for EFH Corp. Senior Notes as discussed in Note 4.

A substantial portion of our net income has been derived from Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the boards determine that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings. Oncor’s distributions to us totaled $64 million and $141 million in the nine months ended September 30, 2011 and 2010, respectively. In October 2011, we received an additional $52 million distribution. Until December 31, 2012, distributions paid by Oncor (other than distributions of the proceeds of any issuance of limited liability company units) are limited by the Limited Liability Company Agreement and a stipulation agreement with the PUCT to an amount not to exceed Oncor’s cumulative net income determined in accordance with US GAAP, as adjusted by applicable orders of the PUCT. Such adjustments include the removal of noncash impacts of purchase accounting (consisting of an $860 million goodwill impairment charge in 2008 and the cumulative amount of net accretion of fair value adjustments) and removal of two specific cash commitments: a $46 million after tax refund to customers in 2008 and funds spent as part of a $100 million commitment for additional energy efficiency initiatives, which totaled $43 million after tax through September 30, 2011. As of September 30, 2011, $337 million was available for distribution to Oncor’s members under the cumulative net income restriction, of which approximately 80% relates to our ownership interest in Oncor.

Oncor’s distributions are further limited by an agreement with the PUCT that its regulatory capital structure, as determined by the PUCT, will be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. As of September 30, 2011, Oncor’s regulatory capitalization ratio was 58.2% debt and 41.8% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes transition bonds issued by Oncor Electric Delivery Transition Bond Company. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization). As of September 30, 2011, $247 million was available for distribution under the capital structure restriction, of which approximately 80% relates to our ownership interest in Oncor.

Membership Interests

The following table presents the changes to membership interests during the nine months ended September 30, 2011.

	Capital Accounts	Accumulated Other Comprehensive Loss	Total Membership Interests
Balance as of December 31, 2010	$5,195	$(2)	$5,193
Net income	367	—	367
Effect of changes in fair value of affiliate securities held as an investment (Note 3)	—	56	56
Net effects of cash flow hedges – Oncor (a)	—	(24)	(24)
Effect of debt push-down from EFH Corp. (b)	220	—	220
Capital contributions (c)	30	—	30

Balance as of September 30, 2011	$5,812	$30	$5,842

(a)	Represents losses on interest rate hedge transactions entered into by Oncor.
(b)	Represents the effect of net reduction of debt pushed down from EFH Corp. of $185 million (Note 4) and related interest and income tax effects.
(c)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of noncontrolling interests in Oncor.

The following table presents the changes to membership interests during the nine months ended September 30, 2010:

	Capital Accounts	Accumulated Other Comprehensive Loss	Total Membership Interests
Balance as of December 31, 2009	$3,012	$(2)	$3,010
Net income	142	—	142
Contribution from parent	440	—	440
Distributions to EFH Corp.	(2)	—	(2)
Effect of debt push-down from EFH Corp. (a)	1,467	—	1,467
Capital contributions (b)	31	—	31

Balance as of September 30, 2010	$5,090	$(2)	$5,088

(a)	Represents the effect of net reduction of debt pushed down (Note 4) from EFH Corp. of $1.537 billion and related interest and income tax effects.
(b)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of noncontrolling interests in Oncor.

7.	RELATED–PARTY TRANSACTIONS

The following represent our significant related-party transactions in addition to the investment in EFH Corp. and TCEH debt securities discussed in Note 3.

•

EFH Corp. files a consolidated federal income tax return and allocates income tax liabilities to us substantially as if we were filing our own income tax returns, except that amounts due from Oncor Holdings under a tax sharing agreement are settled directly with EFH Corp. in accordance with that agreement. Our results are included in the consolidated Texas state margin tax return filed by EFH Corp. Our amount payable to EFH Corp. related to income taxes totaled $111 million and $46 million as of September 30, 2011 and December 31, 2010, respectively. Our income tax payments to EFH Corp. totaled $30 million in the nine months ended September 30, 2011, and we made no income tax payments to EFH Corp. in the nine months ended September 30, 2010.

•

As of September 30, 2011 and December 31, 2010, EFH Corp. had a demand note payable to TCEH of $1.171 billion and $916 million, respectively, arising from borrowings used to fund EFH Corp. debt principal and interest payments (P&I Note). The demand note is guaranteed by EFCH and us on a pari passu basis with the EFH Corp. Senior Notes and Senior Toggle Notes. In connection with debt-related transactions entered into by EFH Corp. in April 2011, a demand note payable by EFH Corp. to TCEH of $233 million as of September 30, 2011, arising from net borrowings for general corporate purposes (SG&A Note), is also now guaranteed by EFCH and us on the same basis as the principal and interest related demand note. In connection with these debt-related transactions, EFH Corp. agreed (i) to not make any additional borrowings under the SG&A Note, (ii) to cap borrowings under the P&I Note to no more than $2 billion and (iii) that the sum of (a) the outstanding debt (including guarantees) of EFH Corp. or any of its subsidiaries (including EFIH) that is secured by a second-priority lien on the equity interest that EFIH owns in Oncor Holdings (the EFIH Second-Priority Debt) and (b) the aggregate outstanding amount of the intercompany notes will not exceed, at any time, the maximum amount of EFIH Second-Priority Debt permitted by the indenture governing the EFH Corp. 10% Senior Secured Notes due 2020.

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

Significant related-party transactions between Oncor Holdings (including its consolidated subsidiary Oncor) and EFH Corp., other affiliates of EFH Corp. and the Sponsor Group are as follows:

•

Oncor receives payments from TCEH for electricity delivery fees. Amounts recorded as revenue for these fees totaled $309 million and $317 million for the three months ended September 30, 2011 and 2010, respectively, and $798 million and $839 million for the nine months ended September 30, 2011 and 2010, respectively. These fees are based on rates regulated by the PUCT that apply to all REPs. These revenues from TCEH represented 34% and 38% of Oncor Holdings’ operating revenues for the nine months ended September 30, 2011 and 2010, respectively. Oncor Holdings’ balance sheets as of September 30, 2011 and December 31, 2010 reflect receivables from TCEH totaling $175 million and $143 million, respectively, primarily related to these electricity delivery fees.

•

Oncor recognizes interest income from TCEH with respect to Oncor’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Oncor’s bankruptcy-remote financing subsidiary. The interest income, which is received on a monthly basis, serves to offset Oncor’s interest expense on the transition bonds. This interest income totaled $8 million and $9 million for the three months ended September 30, 2011 and 2010, respectively, and $24 million and $28 million for the nine months ended September 30, 2011 and 2010, respectively.

•

Incremental amounts payable by Oncor related to income taxes as a result of delivery fee surcharges to its customers related to transition bonds are reimbursed by TCEH. Oncor Holdings’ financial statements reflect a note receivable from TCEH to Oncor of $188 million ($40 million reported as current in trade accounts and other receivables from affiliates) and $217 million ($39 million reported as current in trade accounts and other receivables from affiliates) related to these income taxes as of September 30, 2011 and December 31, 2010, respectively. Oncor reviews economic conditions, TCEH’s credit ratings and historical payment activity to assess the overall collectability of these affiliated receivables. As of September 30, 2011, there were no credit loss allowances related to the note receivable from TCEH.

•

Oncor pays EFH Corp. subsidiaries for certain administrative services and shared facilities at cost. These costs, which are primarily reported in Oncor Holdings’ operation and maintenance expenses, totaled $10 million for both the three months ended September 30, 2011 and 2010 and $28 million and $30 million for the nine months ended September 30, 2011 and 2010, respectively.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH’s balance sheet) is funded by a delivery fee surcharge collected from REPs by Oncor and remitted monthly to TCEH (totaling $5 million for both the three months ended September 30, 2011 and 2010 and $13 million and $12 million for the nine months ended September 30, 2011 and 2010, respectively). These trust fund assets are established with the intent to be sufficient to fund the estimated decommissioning liability (also reported on TCEH’s balance sheet). Income and expenses associated with the trust fund and the decommissioning liability recorded by TCEH are offset by a net change in the Oncor and TCEH intercompany receivable/payable, which in turn results in a change in Oncor’s reported net regulatory asset/liability. The regulatory liability of $188 million and $206 million as of September 30, 2011 and December 31, 2010, respectively, represents the excess of the trust fund balance over the net decommissioning liability.

•

EFH Corp. files a consolidated federal income tax return and allocates income tax liabilities to Oncor Holdings under a tax sharing agreement substantially as if Oncor Holdings was filing its own corporate income tax returns. Oncor Holdings’ results are included in the consolidated Texas state margin tax return filed by EFH Corp. Oncor Holdings’ current amount payable to EFH Corp. related to income taxes totaled $20 million and noncurrent amount receivable from EFH Corp. totaled $22 million as of September 30, 2011. Oncor Holdings’ amount receivable from EFH Corp. related to income taxes, primarily due to timing of payments, totaled $72 million as of December 31, 2010. Oncor Holdings received net income tax refunds from EFH Corp, totaling $89 million in the nine months ended September 30, 2011 and made net income tax payments to EFH Corp. totaling $107 million in the nine months ended September 30, 2010.

•

Oncor has PUCT-approved tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect transition bond-related charges on behalf of Oncor Electric Delivery Transition Bond Company LLC. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, as of September 30, 2011 and December 31, 2010, TCEH had posted letters of credit in the amount of $13 million and $14 million, respectively, for Oncor’s benefit.

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

•

As of September 30, 2011, Oncor had a $2 billion revolving credit facility with a syndicate of financial institutions and other lenders. The syndicate included affiliates of GS Capital Partners (a member of the Sponsor Group). Affiliates of GS Capital Partners have from time-to-time engaged in commercial banking transactions with Oncor in the normal course of business. In October 2011, Oncor amended and restated the facility, and neither GS Capital Partners nor its affiliates were members of the syndicate.

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

8.	SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(millions of dollars)
Interest expense	$87	$80	$254	$226
Amortization of debt exchange and issuance costs	1	2	5	7

Total interest expense and related charges	$88	$82	$259	$233

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2011	2010
Cash payments related to:
Interest	$116	$6
Noncash investing and financing activities:
Effect of Parent’s payment of interest, net of tax, on pushed-down debt	28	(124)
Capital contribution related to settlement of certain income taxes payable (a)	30	31
Effect of push down of debt from EFH Corp.	(196)	(1,618)

(a)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of noncontrolling interests in Oncor.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2011 and 2010 should be read in conjunction with our consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFIH is a Dallas, Texas-based holding company whose wholly-owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Revenues from TCEH for distribution services represented 34% and 38% of Oncor’s operating revenues for the nine months ended September 30, 2011 and 2010, respectively. EFIH is a direct, wholly-owned subsidiary of EFH Corp. EFIH has no reportable business segments. Various “ring-fencing” measures have been taken to enhance the credit quality of Oncor Holdings and Oncor. See Note 1 to Financial Statements for a description of the material features of these “ring-fencing” measures and Notes 1 and 2 to Financial Statements for discussion of the reporting of our investment in Oncor Holdings as an equity method investment.

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

As of September 30, 2011, Oncor has installed 2,123,000 advanced digital meters, including 609,000 in 2011. As the new meters are integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $477 million as of September 30, 2011, including $117 million in 2011. Oncor expects to complete installations of the remaining approximately 900,000 advanced meters by the end of 2012.

Oncor Rate Review Filed with the PUCT — In January 2011, Oncor filed for a rate review with the PUCT and 203 cities based on a test year ended June 30, 2010. In August 2011 the PUCT issued a final order in the rate review. The rate review as approved includes an approximate $137 million base rate increase and additional provisions to address certain expenses. Approximately $93 million of the increase became effective July 1, 2011, and the remainder will become effective by January 1, 2012. The rate review did not change Oncor’s authorized regulatory capital structure of 60% debt and 40% equity or its authorized return on equity of 10.25%. See “Regulatory Matters” below for further discussion.

Other Oncor Matters with the PUCT — See discussion of these matters, including the construction of CREZ-related transmission lines, below under “Regulatory Matters.”

RESULTS OF OPERATIONS

Financial Results — Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Interest income was $160 million in 2011 compared to $72 million in 2010. The increase reflected interest on investments in $4.303 billion principal amount of long-term debt of affiliates acquired in 2011 and 2010 (see Note 3 to Financial Statements).

Interest expense and related charges increased $6 million, or 7%, to $88 million in 2011. The increase reflected the issuance of $406 million and $2.180 billion aggregate principal amount of EFIH Notes in April 2011 and August 2010, respectively, partially offset by a $1.768 billion net reduction in debt pushed down from EFH Corp. reflecting EFH Corp. and EFIH debt exchanges and repurchases in 2011 and 2010 (see Note 3 to Financial Statements and Note 5 to the 2010 Form 10-K Financial Statements).

Income tax expense totaled $25 million in 2011 and income tax benefit totaled $9 million in 2010. The effective rate on pretax income was 34.7% in 2011 compared to an effective rate on a pretax loss of 90.0% in 2010. The decrease in the rate reflects the effect of non-deductible interest related to pushed down debt (which decreased in 2011). The 2010 effective rate reflects the recognition of interest expense previously treated as nondeductible, which resulted from the acquisition of Merger-related debt in August 2010.

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) decreased $5 million to $113 million in 2011 reflecting lower results at Oncor due to higher depreciation, operation and maintenance, transmission fee and income tax expense, partially offset by higher revenue rates and the effects of significantly warmer weather.

Net income increased $43 million to $160 million in 2011 driven by increased interest income as a result of investments in long-term debt of affiliates.

Financial Results — Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Interest income was $463 million in 2011 compared to $76 million in 2010. The increase reflected interest on investments in $4.303 billion principal amount of long-term debt of affiliates acquired in 2011 and 2010.

Interest expense and related charges increased $26 million, or 11%, to $259 million in 2011. The increase reflected the issuance of $406 million and $2.180 billion aggregate principal amount of EFIH Notes in April 2011 and August 2010, respectively, partially offset by a $1.768 billion net reduction in debt pushed down from EFH Corp. reflecting EFH Corp. and EFIH debt exchanges and repurchases in 2011 and 2010.

Income tax expense totaled $72 million in 2011 and income tax benefit totaled $59 million in 2010. The effective rate on pretax income was 35.3% in 2011 compared to an effective rate on a pretax loss of 37.6% in 2010. The decrease in the rate reflects the effect of non-deductible interest related to pushed down debt (which decreased in 2011). The 2010 effective rate reflects the recognition of interest expense previously treated as nondeductible, which resulted from the acquisition of Merger-related debt in August 2010.

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) decreased $5 million to $235 million in 2011 reflecting lower results at Oncor due to higher depreciation, transmission fee, operation and maintenance and income tax expense, partially offset by higher revenue rates and the effects of warmer weather.

Net income increased $225 million to $367 million in 2011 driven by increased net interest income as a result of investments in long-term debt of affiliates.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows — Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010 — Cash used in operating activities totaled $1 million in 2011 compared to cash provided of $95 million in 2010. The change reflected higher cash interest paid and lower dividends received from Oncor Holdings, partially offset by higher interest payments received on investments in long-term debt of affiliates.

Cash provided by financing activities totaled $413 million in 2010, reflecting a $440 million capital contribution from EFH Corp. to support a debt exchange transaction and $5 million of advances from EFH Corp., partially offset by $30 million in fees primarily associated with the issuance of EFIH 10% Notes in exchange for long-term debt of EFH Corp. (see Note 3 to Financial Statements) and $2 million in distributions to EFH Corp.

Cash used in investing activities totaled $497 million in 2010, reflecting investment in long-term debt of EFH Corp. and EFH Corp.’s repayment of $3 million in advances to parent.

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

Toggle Note Interest Election Related to EFH Corp. Debt Held as an Investment and Pushed Down EFH Corp. Debt — EFH Corp. has the option every six months at its discretion, ending with the payment due November 2012, to use the payment-in-kind (PIK) feature of its EFH Corp. Senior Toggle Notes in lieu of making cash interest payments. EFH Corp. elected to do so beginning with the May 2009 interest payment as an efficient and cost-effective method to further enhance liquidity. Once EFH Corp. makes a PIK election, the election is valid for each succeeding interest payment period until EFH Corp. revokes the election. Use of the PIK feature will be evaluated at each election period, taking into account market conditions and other relevant factors at such time. EFH Corp. made its May 2011 interest payment and will make its November 2011 interest payment on the EFH Corp. Senior Toggle Notes by using the PIK feature of those notes. The cash interest rate on these notes is 11.25%, but when the PIK feature is used, the interest rate is 12.00%. See Notes 3 and 4 to Financial Statements.

Distributions from Oncor — Oncor’s distributions to us totaled $64 million and $141 million in the nine months ended September 30, 2011 and 2010, respectively. In October 2011, we received an additional $52 million distribution. Until December 31, 2012, distributions paid by Oncor to its members are limited to an amount not to exceed Oncor’s net income determined in accordance with US GAAP, subject to certain defined adjustments. Distributions are further limited by an agreement that Oncor’s regulatory capital structure, as determined by the PUCT, will be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. (See Note 6 to Financial Statements.)

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

Adjusted EBITDA (as used in the restricted payments covenants contained in the indentures governing the EFIH Notes and the EFH Corp. Senior Secured Notes) for the twelve months ended September 30, 2011 totaled $1.599 billion and $5.114 billion, respectively. See Exhibits 99(b) and 99(c) for a reconciliation of net income (loss) to Adjusted EBITDA for EFIH and EFH Corp., respectively, for the nine and twelve months ended September 30, 2011 and 2010.

The table below summarizes various financial ratios of EFIH and EFH Corp. that are applicable under certain threshold covenants in the indentures governing the EFIH Notes, EFH Corp. Senior Notes, EFH Corp. Senior Toggle Notes and EFH Corp. Senior Secured Notes as of September 30, 2011 and December 31, 2010 and the corresponding covenant threshold levels as of September 30, 2011. The debt incurrence and restricted payments/limitations on investments covenants thresholds described below represent levels that must be met in order for EFH Corp. and us to incur certain permitted debt or make certain restricted payments and/or investments. Our debt agreements do not contain maintenance covenants.

	September 30, 2011	December 31, 2010	Threshold Level as of September 30, 2011
Debt Incurrence Covenants:
EFH Corp. Senior Secured Notes:
EFH Corp. fixed charge coverage ratio	1.1 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.3 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
EFIH Notes:
EFIH fixed charge coverage ratio (a)	(b)	(b)	At least 2.0 to 1.0
Restricted Payments/Limitations on Investments Covenants:
EFH Corp. Senior Notes and Senior Toggle Notes:
General restrictions (Sponsor Group payments):
EFH Corp. leverage ratio	9.4 to 1.0	8.5 to 1.0	Equal to or less than 7.0 to 1.0
EFH Corp. Senior Secured Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.4 to 1.0	1.6 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.1 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	9.4 to 1.0	8.5 to 1.0	Equal to or less than 7.0 to 1.0
EFIH Notes:
General restrictions (non-EFH Corp. payments):
EFIH fixed charge coverage ratio (a)(d)	(b)	23.9 to 1.0	At least 2.0 to 1.0
General restrictions (EFH Corp. payments):
EFIH fixed charge coverage ratio (a)(d)	(b)	(b)	At least 2.0 to 1.0
EFIH leverage ratio	5.4 to 1.0	5.3 to 1.0	Equal to or less than 6.0 to 1.0

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

Material Cross Default/Acceleration Provisions — Certain of our financing arrangements contain provisions that may result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could or does result in an acceleration of payments due. Such provisions are referred to as “cross default” or “cross acceleration” provisions.

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

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after September 30, 2011 that are expected to materially impact our financial statements.

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

During the 2011 legislative session, the Texas Legislature passed Senate Bill 1693, which directs the PUCT to adopt a rule that will allow utilities to recover distribution-related investments on an interim basis without the need for a full rate case. At its September 15, 2011 open meeting, the PUCT approved the periodic rate adjustment rule, which allows utilities to file, under certain circumstances, up to four periodic rate adjustments for these distribution investments between rate cases. No other legislation passed during the 2011 legislation session is expected to have a material impact on our operations, financial position, results of operations or cash flows.

Oncor Matters with the PUCT

2011 Rate Review Filing — In January 2011, Oncor filed for a rate review (PUCT Docket No. 38929) with the PUCT and 203 original jurisdiction cities based on a test year ended June 30, 2010. If approved as requested, this review would have resulted in an aggregate annual rate increase of approximately $353 million over the test year period adjusted for the impact of weather. Oncor also requested a revised regulatory capital structure of 55% debt to 45% equity. In April 2011, Oncor filed, and the administrative law judges in the rate review granted, a motion requesting abatement of the procedural schedule on the grounds that Oncor and the other parties had reached a Memorandum of Settlement that would settle and resolve all issues in the rate review. Oncor filed a stipulation (including a proposed order and proposed tariffs) in May 2011 that incorporated the Memorandum of Settlement along with other documentation (stipulation) for the purpose of obtaining final approval of the settlement. The terms of the stipulation include an approximate $137 million base rate increase and additional provisions to address franchise fees (discussed below) and other expenses. The stipulation will result in an impact of less than 1% on an average retail residential monthly bill of 1,300 kWh. Approximately $93 million of the increase became effective in July 2011, and the remainder will become effective by January 1, 2012. Under the stipulation, amortization of Oncor’s regulatory assets will increase by approximately $10 million annually beginning January 1, 2012. The stipulation did not change Oncor’s authorized regulatory capital structure of 60% debt and 40% equity or its authorized return on equity of 10.25%. Under the terms of the stipulation, Oncor cannot file another general base rate review prior to July 1, 2013, but is not restricted from filing wholesale transmission rate, transmission cost recovery factor, distribution-related investment or other rate updates and adjustments permitted by Texas state law and PUCT rules. In August 2011, the PUCT issued a final order approving the rate review settlement terms contained in a “modified” stipulation, which removed a payment to certain cities of franchise fees as discussed immediately below.

In response to concerns raised by PUCT Commissioners at a July 2011 PUCT open meeting regarding the stipulation, Oncor filed a modified stipulation that removed from the stipulation a one-time payment to certain cities served by Oncor for retrospective franchise fees. Instead, pursuant to the terms of a separate agreement with certain cities served by Oncor, Oncor will make retrospective franchise fee payments to cities that accept the terms of the separate agreement. If all cities accept, the payments will total approximately $22 million. Through September 30, 2011, franchise fee payments to cities under the separate agreement totaled $21 million. The payments are subject to refund from the cities or recovery from customers after final resolution of proceedings related to the appeals from Oncor’s June 2008 rate review filing discussed below. No other significant terms of the stipulation were revised.

2008 Rate Review Filing — In August 2009, the PUCT issued a final order with respect to Oncor’s June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007 (PUCT Docket No. 35717), and new rates were implemented in September 2009. In November 2009, Oncor and four other parties appealed various portions of the rate case final order to a state district court. In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities. Oncor filed an appeal with the Austin Court of Appeals in February 2011 with respect to the issues it appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities. All briefing has been completed and the parties are waiting for the Court of Appeals to set a date for oral argument. Oncor is unable to predict the outcome of the appeal.

Competitive Renewable Energy Zones (CREZs) — In January 2009, the PUCT awarded Oncor CREZ construction projects (PUCT Docket Nos. 35665 and 37902) requiring 14 related Certificate of Convenience and Necessity (CCN) amendment proceedings before the PUCT for 17 projects. All 17 projects and 14 CCN amendments have been approved by the PUCT. The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of Texas. In addition to these projects, ERCOT completed a study in December 2010 that will result in Oncor and other transmission service providers building additional facilities to provide further voltage support to the transmission grid as a result of CREZ. Oncor currently estimates, based on these additional voltage support facilities and the approved routes and stations for its awarded CREZ projects, that CREZ construction costs will total approximately $2.0 billion. CREZ-related costs could change based on finalization of costs for the additional voltage support facilities and final detailed designs of subsequent project routes. As of September 30, 2011, Oncor’s cumulative CREZ-related capital expenditures totaled $689 million, including $373 million in 2011. Oncor expects that all necessary permitting actions and other requirements and all line and station construction activities for Oncor’s CREZ construction projects will be completed by the end of 2013 with additional voltage support projects completed by early 2014.

Transmission Cost Recovery and Rates (PUCT Docket Nos. 38938, 39456 and 39644) — In order to recover its wholesale transmission costs, including fees paid to other transmission service providers, Oncor updates the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs twice a year. In December 2010, Oncor filed an application to increase the TCRF, which was administratively approved in January 2011 and became effective March 1, 2011. This application increased Oncor’s annualized revenues by approximately $33 million. In June 2011, Oncor filed an application to increase the TCRF, which became effective in September 2011. This application increased Oncor’s annualized revenues by approximately $48 million.

In August 2011, Oncor filed an application for an interim update of its wholesale transmission rate. In September 2011, the PUCT staff recommended approval of the application and the PUCT approved the new rate on October 27, 2011. Oncor’s annualized revenues are expected to increase by an estimated $35 million with $22 million of this increase recoverable through transmission rates charged to wholesale customers. The remaining $13 million is recoverable from REPs through the TCRF component of Oncor’s delivery rates.

Application for Reconciliation of Advanced Meter Surcharge (PUCT Docket No. 39552) — In July 2011, Oncor filed an application with the PUCT for reconciliation of all costs incurred and investments made through December 31, 2010, in the deployment of its advanced meter system (AMS) pursuant to its AMS Deployment Plan that was approved in Docket No. 35718. The order in Docket No. 35718 included a requirement that Oncor file a reconciliation proceeding two years after the implementation of the AMS surcharge. Through the end of 2010, Oncor spent approximately $357 million in executing the approved AMS Deployment Plan and billed customers approximately $171 million through the AMS surcharge. Oncor is not seeking a change in the AMS surcharge or the AMS Deployment Plan in this proceeding. On October 7, 2011, Oncor and other parties to the case filed a proposed order and stipulation, which would resolve all issues in the case. Oncor anticipates that the proceeding will be concluded by the end of 2011.

Application for 2012 Energy Efficiency Cost Recovery Factor (PUCT Docket No. 39375) — In May 2011, Oncor filed an application with the PUCT to request approval of an energy efficiency cost recovery factor (EECRF) for 2012. PUCT rules require Oncor to make an annual EECRF filing by May 1 (or the first business day in May) for implementation at the beginning of the next calendar year. The requested 2012 EECRF is $54 million, as compared to $51 million established for 2011, and would result in a $0.99 per month charge for residential customers, as compared to the 2011 residential charge of $0.91 per month. In September 2011, Oncor and the other parties to the case filed a proposed order and stipulation, which would resolve all issues in the case. As agreed in the stipulation, the 2012 EECRF is designed to recover $49 million of Oncor’s costs for the 2012 programs and an $8 million performance bonus based on 2010 results, partially offset by a $3 million reduction for over-recovery of 2010 costs. Oncor anticipates that the PUCT will issue an order by the end of 2011.

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

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place. All of our long-term debt as of September 30, 2011 and December 31, 2010 carried fixed interest rates.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in the 2010 Form 10-K and is therefore not presented herein.

Credit Risk

We are exposed to affiliate credit risk associated with the $4.321 billion principal amount of EFH Corp. debt securities and $79 million principal amount of TCEH debt securities we hold as investments (see Note 3 to Financial Statements). The credit rating of each of these securities is below investment grade. The carrying value of these securities was $3.581 billion as of September 30, 2011.

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

Oncor’s exposure to credit risk associated with accounts receivable totaled $175 million from affiliates, substantially all of which consisted of trade accounts receivable from TCEH, and $331 million from nonaffiliated customers as of September 30, 2011. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $2 million as of September 30, 2011. The nonaffiliated exposure consists almost entirely of noninvestment grade trade accounts receivable, of which $262 million represented trade accounts receivable from REPs. As of September 30, 2011, subsidiaries of one nonaffiliated REP collectively represented approximately 13% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure.

As of September 30, 2011, Oncor was exposed to credit risk associated with a note receivable from TCEH totaling $188 million ($40 million reported as current) and a $22 million noncurrent income tax receivable from EFH Corp. (see Note 7 to Financial Statements).

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

•	the willingness of EFH Corp.’s and TCEH’s lenders to extend the maturities of their debt instruments and the terms and conditions of any such extensions;
•	activity in the credit default swap market related to our debt securities or debt securities of EFH Corp. that we guarantee;
•	inability of various counterparties to meet their financial obligations to EFIH and/or its subsidiaries, including failure of counterparties to perform under agreements;
•	changes in technology used by and services offered by EFIH and/or its subsidiaries;
•

significant changes in the relationship of EFIH and/or its subsidiaries with their employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•

changes in assumptions used to estimate costs of providing employee benefits, including medical and dental benefits, pension and other postretirement employee benefits, and future funding requirements related thereto;

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

•

EFH Corp.’s or its subsidiaries’, including, in particular, TCEH’s, ability to make principal and interest payments on their debt held by EFIH as an investment or to provide sufficient capital contributions or loans to us to make interest payments on our debt instruments;

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

ITEM 6.	EXHIBITS

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(3(i))	Articles of Incorporation

3(a)	333-153529 Form S-4 (filed September 17, 2008)	3(c)	—	Certificate of Formation of Energy Future Intermediate Holding Company LLC, as amended

(3(ii))	By-laws

3(b)	333-153529 Form S-4 (filed September 17, 2008)	3(f)	—	Amended and Restated Limited Liability Company Agreement of Energy Future Intermediate Holding Company LLC

(10)	Material Contracts.

10(a)	333-100240 Form 8-K (filed October 11, 2011)	10.1	—

Amended and Restated Revolving Credit Agreement, dated as of October 11, 2011, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, JPMorgan Chase Bank, N.A., as swingline lender, and JPMorgan Chase Bank, N.A., Barclays Bank PLC, The Royal Bank of Scotland plc, Bank of America, N.A. and Citibank, N.A., as fronting banks for letters of credit issued thereunder.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits	Previously Filed With File Number*	As Exhibit

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income – Twelve Months Ended September 30, 2011.

99(b)			—	Energy Future Intermediate Holding Company LLC Consolidated Adjusted EBITDA reconciliation for the nine and twelve months ended September 30, 2011 and 2010.

99(c)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the nine and twelve months ended September 30, 2011 and 2010.
XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

By:	/s/ STAN SZLAUDERBACH
Stan Szlauderbach
Senior Vice President and Controller (Principal Accounting Officer)

Date: October 27, 2011