Form 10-K
period 2011-12-31
Energy Future Intermediate Holding CO LLC
filed 2012-02-21
CIK 1445146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-34544
Energy Future Intermediate Holding Company LLC
(Exact name of registrant as specified in its charter)

Delaware	26-1191638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, TX 75201	(214) 812-4600
(Address of principal executive offices)(Zip Code)	(Registrant's telephone number, including area code)
__________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
9.75% Senior Secured Notes due 2019	New York Stock Exchange
Guarantees of Energy Future Holdings Corp. 9.75% Senior Secured Notes due 2019	N/A
Securities registered pursuant to Section 12(g) of the Act: None
__________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated filer ☐ Non-Accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of February 20, 2012, the outstanding membership interest in Energy Future Intermediate Holding Company LLC was held by Energy Future Holdings Corp.
Energy Future Intermediate Holding Company LLC meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE - None

Energy Future Intermediate Holding Company LLC's (EFIH) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Energy Future Holdings Corp. (EFH Corp.) website at http://www.energyfutureholdings.com as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. The information on EFH Corp.'s website shall not be deemed a part of, or incorporated by reference into, this annual report on Form 10-K. Readers should not rely on or assume the accuracy of any representation or warranty in any agreement that EFIH has filed as an exhibit to this annual report on Form 10-K because such representation or warranty may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties' risk allocation in the particular transaction, may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes or may no longer continue to be true as of any given date, including the date of this annual report on Form 10-K.

This annual report on Form 10-K and other Securities and Exchange Commission filings of EFIH and its subsidiaries occasionally make references to EFIH (or "we," "our," "us" or "the company"), EFH Corp., Oncor Holdings or Oncor when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with, or otherwise reflected in, their respective parent company's financial statements for financial reporting purposes. However, these references should not be interpreted to imply that the relevant parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or vice versa.

i

GLOSSARY
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Adjusted EBITDA
Adjusted EBITDA means EBITDA adjusted to exclude noncash items, unusual items and other adjustments allowable under the EFIH Notes and certain debt arrangements of EFH Corp. (as applicable). See definition of EBITDA below. Adjusted EBITDA and EBITDA are not recognized terms under US GAAP and, thus, are non-GAAP financial measures. We are providing our and EFH Corp.'s Adjusted EBITDA in this Form 10-K (see reconciliations in Exhibits 99(a) and 99(b)) solely because of the important role that Adjusted EBITDA plays in respect of certain covenants contained in the indentures for the EFIH Notes and EFH Corp. debt pushed down to EFIH as discussed in Note 5 to Financial Statements. We do not intend for Adjusted EBITDA (or EBITDA) to be an alternative to net income as a measure of operating performance or an alternative to cash flows from operating activities as a measure of liquidity or an alternative to any other measure of financial performance presented in accordance with US GAAP. Additionally, we do not intend for Adjusted EBITDA (or EBITDA) to be used as a measure of free cash flow available for management's discretionary use, as the measure excludes certain cash requirements such as interest payments, tax payments and other debt service requirements. Because not all companies use identical calculations, our presentation of Adjusted EBITDA (and EBITDA) may not be comparable to similarly titled measures of other companies.

CREZ	Competitive Renewable Energy Zone
EBITDA	Refers to earnings (net income) before interest expense, income taxes, depreciation and amortization. See the definition of Adjusted EBITDA above.
EFCH	Refers to Energy Future Competitive Holdings Company, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context.
EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include TCEH and Oncor.
EFH Corp. 10.875% Notes	Refers to EFH Corp.'s 10.875% Senior Notes due November 1, 2017, which are guaranteed on a senior unsecured basis by EFIH and EFCH as discussed in Note 5 to Financial Statements.
EFH Corp. Secured Notes
Refers collectively to EFH Corp.'s 9.75% Senior Secured Notes due October 15, 2019 (EFH Corp. 9.75% Notes) and EFH Corp.'s 10.000% Senior Secured Notes due January 15, 2020 (EFH Corp. 10% Notes), both of which are guaranteed on a senior secured basis by EFIH and a senior unsecured basis by EFCH as discussed in Note 5 to Financial Statements.

EFH Corp. Toggle Notes	Refers to EFH Corp.'s 11.25%/12.00% Senior Toggle Notes due November 1, 2017, which are guaranteed on a senior unsecured basis by EFIH and EFCH as discussed in Note 5 to Financial Statements.
EFIH	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings, and/or its subsidiaries depending on context.
EFIH Finance	Refers to EFIH Finance Inc., a direct, wholly-owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities.
EFIH Notes
Refers collectively to EFIH's and EFIH Finance's 9.75% Senior Secured Notes due October 15, 2019 (EFIH 9.75% Notes), 10.000% Senior Secured Notes due December 1, 2020 (EFIH 10% Notes) and 11% Senior Secured Second Lien Notes due October 1, 2021 (EFIH 11% Notes).

EPA	US Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas
FERC	US Federal Energy Regulatory Commission
GAAP	generally accepted accounting principles
kV	kilovolts
kWh	kilowatt-hours
Luminant
Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

ii

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
purchase accounting
The purchase method of accounting for a business combination as prescribed by US GAAP, whereby the cost or "purchase price" of a business combination, including the amount paid for the equity and direct transaction costs, are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

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
Texas Transmission
Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor. Texas Transmission is not affiliated with EFH Corp., any of EFH Corp.'s subsidiaries or any member of the Sponsor Group.

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

iii

PART I

Items 1. and 2. BUSINESS AND PROPERTIES

References in this report to "we," "our," "us" and "the company" are to EFIH and/or its direct and indirect subsidiaries as apparent in the context. See "Glossary" for defined terms.

Energy Future Intermediate Holding Company LLC Business and Strategy

EFIH is a Dallas, Texas-based holding company whose wholly-owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. The business and strategy of Oncor is discussed below as the investment in Oncor represents a substantial portion of the net assets and earnings of EFIH. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell electricity to residential, business and other consumers in the north-central, eastern and western parts of Texas. Revenues from TCEH represented 33% and 36% of Oncor's total revenues for the years ended December 31, 2011 and 2010, respectively. EFIH is a direct, wholly-owned subsidiary of EFH Corp. EFIH has no reportable business segments. Oncor Holdings and its subsidiaries are not consolidated in EFIH's financial statements in accordance with consolidation accounting standards related to variable interest entities (VIEs) (see Note 2).

As discussed in Notes 3 and 5 to Financial Statements, our balance sheet as of December 31, 2011 reflects investments in EFH Corp. and TCEH debt securities with a total carrying value of $3.632 billion. Our investments in debt securities and issuances of debt relate to EFH Corp.'s liability management program, under which EFH Corp. is seeking to reduce the amount and extend the maturity of its outstanding debt. Our long-term debt as of December 31, 2011 totaled $2.727 billion principal amount, and was issued in connection with debt exchanges as part of EFH Corp.'s liability management program. Additionally, we and EFCH guarantee $1.810 billion principal amount of EFH Corp. debt held by nonaffiliates as of December 31, 2011, including $709 million that is reflected on our balance sheet (see Note 5).

Oncor's Business

Oncor's transmission and distribution assets are located principally in the north-central, eastern and western parts of Texas. This territory comprises 91 counties and over 400 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler and Killeen. Oncor is not a seller of electricity, nor does it purchase electricity for resale. It provides transmission services to other electricity distribution companies, cooperatives, municipalities and REPs. It provides distribution services to REPs, which sell electricity to residential, business and other consumers. Oncor's transmission and distribution rates are regulated by the PUCT. Oncor is also subject to the requirements of the ERCOT Protocols, including Nodal Protocols and ERCOT reliability standards as adopted and enforced by the TRE and the NERC.

Oncor operates the largest transmission and distribution system in Texas, delivering electricity to more than three million homes and businesses and operating more than 118,000 miles of transmission and distribution lines. Most of Oncor's power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law. As of December 31, 2011, Oncor had approximately 3,700 full-time employees, including approximately 850 employees under collective bargaining agreements.

EFH Corp. and Oncor have implemented certain structural and operational "ring-fencing" measures based on commitments made by Texas Holdings and Oncor to the PUCT that are intended to enhance the credit quality of Oncor. These measures serve to mitigate Oncor's and Oncor Holdings' credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor or Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities. Accordingly, EFH Corp. and EFIH do not control and do not consolidate Oncor for financial reporting purposes. See Note 1 to Financial Statements for a description of the material features of these "ring-fencing" measures.

Oncor's Market (ERCOT statistics below were derived from information published by ERCOT)

Oncor operates within the ERCOT market. This market represents approximately 85% of the electricity consumption in Texas. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas and the Independent System Operator (ISO) of the interconnected transmission grid for those systems. ERCOT is responsible for ensuring reliability, adequacy and security of the electric systems as well as nondiscriminatory access to transmission service by all wholesale market participants in the ERCOT region. ERCOT's membership consists of approximately 300 corporate and associate members, including electric cooperatives, municipal power agencies, independent generators, independent power marketers, transmission service providers and distribution services providers, independent REPs and consumers.

In 2011, ERCOT's hourly demand peaked at a record 68,379 MW. The ERCOT market has limited interconnections to other markets in the US and Mexico, which currently limits potential imports into and exports out of the ERCOT market to 1,106 MW of generation capacity (or approximately 2% of peak demand). In addition, wholesale transactions within the ERCOT market are generally not subject to regulation by the FERC.

The ERCOT market operates under the reliability standards set by NERC. The PUCT has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of power supply across Texas' main interconnected transmission grid. Oncor, along with other owners of transmission and distribution facilities in Texas, assists the ERCOT ISO in its operations. Oncor has planning, design, construction, operation and maintenance responsibility for the portion of the transmission grid and for the load-serving substations it owns, primarily within its certificated distribution service area. Oncor participates with the ERCOT ISO and other ERCOT utilities in obtaining regulatory approvals and planning, designing and constructing new transmission lines in order to remove existing constraints and interconnect generation on the ERCOT transmission grid. The transmission lines are necessary to meet reliability needs, support renewable energy production and increase bulk power transfer capability.

Oncor's Strategies

Oncor focuses on delivering electricity in a safe and reliable manner, minimizing service interruptions and investing in its transmission and distribution infrastructure to maintain its system, serve its growing customer base with a modernized grid and support renewable energy production.

Oncor believes that building and leveraging upon opportunities to scale its operating advantage and technology programs enables Oncor to create value by eliminating duplicative costs, efficiently managing supply costs, and building and standardizing distinctive process expertise over a larger grid. Scale also allows Oncor to take part in large capital investments in its transmission and distribution system, with a smaller fraction of overall capital at risk and with an enhanced ability to streamline costs. Oncor's growth strategies are to invest in technology upgrades, including advanced metering systems and energy efficiency initiatives, and to construct new transmission and distribution facilities to meet the needs of the growing Texas market and support renewable energy production. Oncor and other transmission and distribution businesses in ERCOT benefit from regulatory capital recovery mechanisms known as "capital trackers" that Oncor believes enable adequate and timely recovery of transmission, distribution and advanced metering investments through its regulated rates.

Oncor's Operations

Performance — Oncor achieved or exceeded market performance protocols in 12 out of 14 PUCT market metrics in 2011. These metrics measure the success of transmission and distribution companies in facilitating customer transactions in the competitive Texas electricity market.

Investing in Infrastructure and Technology — In 2011, Oncor invested $1.4 billion in its network to construct, rebuild and upgrade transmission lines and associated facilities, to extend the distribution infrastructure, and to pursue certain initiatives in infrastructure maintenance and information technology. Reflecting its commitment to infrastructure, in September 2008, Oncor and several other ERCOT utilities filed with the PUCT a plan to participate in the construction of transmission improvements designed to interconnect existing and future renewable energy facilities to transmit electricity from Competitive Renewable Energy Zones (CREZs) identified by the PUCT. In 2009, the PUCT awarded CREZ construction projects to Oncor, and Oncor currently estimates the costs of the projects to be approximately $2.0 billion. The projects involve the construction of transmission lines to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state. Through 2011, Oncor's cumulative CREZ-related capital expenditures totaled $899 million, including $583 million invested in 2011. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Matters – Oncor Matters with the PUCT."

Oncor's technology upgrade initiatives include development of a modernized grid through the replacement of existing meters with advanced digital metering equipment and development of advanced digital communication, data management, real-time monitoring and outage detection capabilities. This modernized grid is expected to produce electricity service reliability improvements and provide the potential for additional products and services from REPs that will enable businesses and consumers to better manage their electricity usage and costs. Oncor's plans provide for the full deployment of over three million advanced meters to all residential and most non-residential retail electricity customers in Oncor's service area by the end of 2012. The advanced meters can be read remotely, rather than by a meter reader physically visiting the location of each meter. Advanced meters facilitate automated demand side management, which allows consumers to monitor the amount of electricity they are consuming and adjust their electricity consumption habits. As of December 31, 2011, Oncor has installed approximately 2,302,000 advanced digital meters, including 788,000 in 2011. As the new meters are integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $518 million as of December 31, 2011, including $158 million invested in 2011.

In addition to the potential energy efficiencies from advanced metering, Oncor expects to spend approximately $340 million ($100 million in excess of regulatory requirements) over the five-year period ending December 31, 2012 in programs designed to improve customer electricity demand efficiencies. As of December 31, 2011, approximately $265 million had been spent by Oncor, including $75 million in 2011, and 75% of the amount in excess of regulatory requirements had been spent.

In a stipulation with several parties that was approved by the PUCT in 2007, Oncor has committed to a variety of actions, including minimum capital spending of $3.6 billion over the five-year period ending December 31, 2012, subject to certain defined conditions. Approximately 94% of this total had been spent as of December 31, 2011. This spending does not include the CREZ facilities.

Electricity Transmission — Oncor's electricity transmission business is responsible for the safe and reliable operations of its transmission network and substations. These responsibilities consist of the construction and maintenance of transmission facilities and substations and the monitoring, controlling and dispatching of high-voltage electricity over Oncor's transmission facilities in coordination with ERCOT.

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

PURA allows Oncor to update its transmission rates periodically to reflect changes in invested capital. This "capital tracker" provision encourages investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments.

As of December 31, 2011, Oncor's transmission facilities included approximately 5,407 circuit miles of 345-kV transmission lines and approximately 9,935 circuit miles of 138-and 69-kV transmission lines. Sixty-one generation facilities totaling 33,380 MW were directly connected to Oncor's transmission system as of December 31, 2011, and 288 transmission stations and 707 distribution substations were served from Oncor's transmission system.

As of December 31, 2011, Oncor's transmission facilities have the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345kV	138kV	69kV
Centerpoint Energy Inc.	8	—	—
American Electric Power Company, Inc (a)	4	7	11
Lower Colorado River Authority	8	22	3
Texas Municipal Power Agency	6	6	—
Texas New Mexico Power	4	9	11
Brazos Electric Power Cooperative, Inc.	6	109	22
Electric Transmission Texas, LLC	2	1	—
Rayburn Country Electric Cooperative, Inc.	—	37	6
City of Georgetown	—	2	—
Tex-La Electric Cooperative of Texas, Inc.	—	12	1
Other small systems operating wholly within Texas	—	4	2
_____________
(a)One of the 345-kV lines is an asynchronous high-voltage direct current connection with the Southwest Power Pool.

Electricity Distribution — Oncor's electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including electricity delivery, power quality and system reliability. These responsibilities consist of the ownership, management, construction, maintenance and operation of the distribution system within Oncor's certificated service area. Oncor's distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through approximately 3,147 distribution feeders.

The Oncor distribution system includes 3.2 million points of delivery. Over the past five years, the number of distribution system points of delivery served by Oncor, excluding lighting sites, grew an average of approximately 1.12% per year. Oncor added approximately 34,000 points of delivery in 2011.

The Oncor distribution system consists of approximately 56,466 miles of overhead primary conductors, approximately 21,529 miles of overhead secondary and street light conductors, approximately 15,703 miles of underground primary conductors and approximately 9,738 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25-kV and 12.5-kV.

Oncor's distribution rates for residential and small commercial users are based on actual monthly consumption (kWh), and rates for large commercial and industrial users are based on the greater of actual monthly demand (kilowatt) or 80% of peak monthly demand during the prior eleven months.

Customers — Oncor's transmission customers consist of municipalities, electric cooperatives and other distribution companies. Oncor's distribution customers consist of more than 80 REPs, including TCEH and certain electric cooperatives in Oncor's certificated service area. Revenues from TCEH represented 33% of Oncor's total revenues for 2011. Revenues from subsidiaries of Reliant Energy, Inc., each of which is a non-affiliated REP, represented 12% of Oncor's total revenues for 2011. No other customer represented more than 10% of Oncor's total operating revenues. The consumers of the electricity delivered by Oncor are free to choose their electricity supplier from REPs who compete for their business.

Regulation and Rates — As its operations are wholly within Texas, Oncor is not a public utility as defined in the Federal Power Act and, as a result, it is not subject to general regulation under this Act. However, Oncor is subject to reliability standards adopted and enforced by the TRE and the NERC, including NERC critical infrastructure protection standards, under the Federal Power Act.

In January 2011, Oncor filed for a rate review with the PUCT and 203 cities (PUCT Docket No. 38929) based on a test year ended June 30, 2010. In August 2011, the PUCT issued a final order in the rate review. The rate review, as approved, includes an approximate $137 million base rate increase and additional provisions to address certain expenses. Approximately $93 million of the increase became effective July 1, 2011, and the remainder became effective January 1, 2012. The rate review did not change Oncor's authorized regulatory capital structure of 60% debt to 40% equity or its authorized return on equity of 10.25%. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters."

As directed by Senate Bill 1693, which was passed by the Texas Legislature in 2011, in September 2011, the PUCT approved the periodic rate adjustment rule, which allows utilities to file, under certain circumstances, up to four rate adjustments between rate reviews to recover distribution-related investments on an interim basis.

At the state level, PURA requires owners or operators of transmission facilities to provide open-access wholesale transmission services to third parties at rates and terms that are nondiscriminatory and comparable to the rates and terms of the utility's own use of its system. The PUCT has adopted rules implementing the state open-access requirements for utilities, including Oncor, that are subject to the PUCT's jurisdiction over transmission services.

Securitization Bonds — Oncor's operations include its wholly-owned, bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC. This financing subsidiary was organized for the limited purpose of issuing certain securitization (transition) bonds in 2003 and 2004. Oncor Electric Delivery Transition Bond Company LLC issued $1.3 billion principal amount of transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002. At December 31, 2011, $554 million principal amount of transition bonds were outstanding, which mature in the period from 2012 to 2016. See Note 8 to Financial Statements for discussion of agreements between TCEH and Oncor regarding payment of interest and incremental taxes related to these bonds.

Environmental Regulations and Related Considerations — The TCEQ and the EPA have jurisdiction over water discharges (including storm water) from facilities in Texas. Oncor believes its facilities are presently in material compliance with applicable state and federal requirements relating to discharge of pollutants into the water. Oncor believes it holds all required waste water discharge permits from the TCEQ for facilities in operation and has applied for or obtained necessary permits for facilities under construction. Oncor also believes it can satisfy the requirements necessary to obtain any required permits or renewals. Recent changes to federal rules pertaining to Spill Prevention, Control and Countermeasure (SPCC) plans for oil-filled electrical equipment and bulk storage facilities for oil required updating of certain facilities. Oncor has developed and implemented SPCC plans as required for those substations, work centers and distribution systems, and believes it is currently in compliance with the new rules that became effective in November 2011.

Treatment, storage and disposal of solid waste and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act. The EPA has issued regulations under the Resource Conservation and Recovery Act of 1976 and the Toxic Substances Control Act, and the TCEQ has issued regulations under the Texas Solid Waste Disposal Act applicable to Oncor's facilities. Oncor is in compliance with applicable solid and hazardous waste regulations.

Oncor's capital expenditures for environmental matters totaled approximately $22 million in 2011 and are expected to total approximately $23 million in 2012.

Item 1A.	RISK FACTORS

Some important factors, in addition to others specifically addressed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," that could have a material impact on our operations, liquidity, financial results and financial condition, or could cause our actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, include:

Risks Related to Substantial Indebtedness and Debt Agreements

Our substantial indebtedness could adversely affect our ability to fund our operations, limit our ability to react to changes in the economy or our industry and limit our ability to raise additional capital and adversely impact our ability to meet obligations under the various debt agreements governing our debt.

We are highly leveraged. As of December 31, 2011, our consolidated principal amount of debt, including pushed down debt, totaled $3.433 billion (see Note 5 to Financial Statements). Our substantial indebtedness could have significant consequences, including:

•	making it more difficult for us to make payments on our debt;

•
requiring a substantial portion of cash flow to be dedicated to the payment of principal and interest on debt, thereby reducing our ability to use our cash flow to fund future business opportunities and execution of our strategy;

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	limiting our ability to make strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, debt service requirements, acquisitions and general corporate or other purposes, or to refinance existing debt, and

•
limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to competitors who are less highly leveraged and who, therefore, may be able to operate at a lower overall cost (including debt service) and take advantage of opportunities that we cannot.

Despite our current high debt level, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial debt.

We may be able to incur additional debt in the future. Although our debt agreements and certain debt agreements of EFH Corp. contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions. Under certain circumstances, the amount of debt, including secured debt that could be incurred in compliance with these restrictions, could be substantial. The indentures for the EFIH Notes will allow us and EFH Corp. to incur up to an aggregate of $4.0 billion of debt, including the EFH Corp. Secured Notes and the EFIH Notes, secured by a first priority interest in 100% of our membership interests and other investments we own in Oncor Holdings (such membership interests and other investments, the Collateral), and a substantial amount of additional indebtedness, which additional indebtedness may be secured by a junior-priority security interest in the Collateral or by assets of ours or EFH Corp. other than the Collateral. The indentures governing the EFIH Notes also permit us and EFH Corp. to incur additional debt in various other circumstances. If new debt is added to our existing debt levels, the related risks that we and holders of our existing debt now face would intensify.

We may pursue transactions and initiatives that are unsuccessful or do not produce the desired outcome.

Future transactions and initiatives that we may pursue may have significant effects on our business, capital structure, liquidity and/or results of operations. For example, in addition to the exchanges and repurchases of debt that are described in Note 5 to Financial Statements, we have and may continue to pursue, from time to time, transactions and initiatives of various types, including, without limitation, debt exchange transactions, debt repurchases, equity or debt issuances, debt refinancing transactions (including extensions of maturity dates of our debt), asset sales, joint ventures, recapitalizations, business combinations and other strategic transactions. There can be no guarantee that any of such transactions or initiatives would be successful or produce the desired outcome, which could ultimately affect us in a material manner. Moreover, the effects of any of these transactions or initiatives could be material to holders of our debt and could be disproportionate, and directionally different, with respect to one class or type of debt than with respect to others.

Our assets include an investment in debt securities of EFH Corp. We depend on receiving interest payments on these debt securities to fund, at least in part, payments on our debt obligations. If EFH Corp. is unable to service its debt securities because TCEH is unable to distribute or loan funds to EFH Corp. or for other reasons, we may be unable to make payments on our obligations, primarily the EFIH Notes. Consequently, we have significant exposure to EFH Corp. credit risk and to the business and financial condition of TCEH.

As of December 31, 2011, approximately 38% of reported assets on our balance sheet consist of debt securities of EFH Corp. that we also guarantee. Our December 31, 2011 balance sheet reflects an investment in debt securities of EFH Corp. and TCEH with a carrying value of approximately $3.6 billion and principal amount totaling approximately $4.4 billion and receivable from affiliates in the amount of $86 million, representing our claims for accrued interest on these debt securities. We depend on receiving cash interest payments on these debt securities to fund, at least in part, payments on our debt obligations. The indentures governing our debt do not limit our ability to dividend these EFH Corp. debt securities to EFH Corp. so long as we received such securities in exchange for the issuance of EFIH debt. If EFH Corp. is unable to service its debt securities because TCEH is unable to distribute or loan funds to EFH Corp. or for other reasons, or if we dividend these debt securities to EFH Corp. and EFH Corp. does not make capital contributions or loans to us, we may be unable to make payments on our debt obligations. We may acquire additional debt securities of EFH Corp. or TCEH in the future in connection with exchange offers, debt repurchases or other transactions, in which case our exposure to EFH Corp. and TCEH credit risk and to the business and financial condition of TCEH would be increased.

We are highly dependent upon cash flows from EFH Corp. via cash interest payments on EFH Corp. debt securities we hold as an investment or contributions or loans in order to meet our debt obligations, including interest payments on our debt. EFH Corp. is a holding company with no business operations and no significant assets other than its equity investments in EFIH and EFCH, which owns TCEH. TCEH comprises a significant amount of EFH Corp.'s assets and cash flows. Consequently, EFH Corp. receives a significant amount of funds from TCEH for the purpose of EFH Corp. and EFIH making interest payments on their debt obligations. The liabilities of TCEH exceeded its assets as shown on its balance sheet prepared in accordance with US GAAP as of December 31, 2011. Further, third-party analyses of TCEH's business performed in connection with asset value impairment testing for GAAP purposes have indicated that the principal amount of TCEH's outstanding debt exceeds its enterprise value. If TCEH was deemed not to have net assets, it would not be permitted to pay dividends under applicable state law and/or could be significantly less likely to obtain or access the capital markets and/or liquidity facilities in order to meet its obligations and also loan funds to EFH Corp.

Further, the ability of EFH Corp. to receive funds from TCEH is subject to risks related to TCEH's business, operations and financial condition, including, among others, general economic conditions, ERCOT market structure, oversight and competition and wholesale electricity prices in ERCOT (which are generally a function of forward natural gas prices and ERCOT market heat rates). A substantial amount of EFH Corp.'s consolidated debt is comprised of debt incurred under the TCEH senior secured credit facilities. As of December 31, 2011, a substantial amount of EFH Corp.'s and TCEH's long-term debt matures in the next few years, including approximately $120 million principal amount of debt maturing in 2012-2013, approximately $4.3 billion principal amount of debt maturing in 2014 and approximately $3.3 billion principal amount of debt maturing in 2015. A substantial amount of TCEH's debt is comprised of debt incurred under the TCEH senior secured credit facilities. In April 2011, TCEH was able to secure an extension of a significant portion of the commitments and loans under the TCEH senior secured credit facilities. However, even after taking the extension into account, TCEH still has a significant amount of commitments and loans under the TCEH senior secured credit facilities that will mature in 2013 and 2014 because a significant portion of the commitments (approximately $645 million maturing in 2013) and loans (approximately $3.85 billion principal amount maturing in 2014) were not extended. In addition, notwithstanding the extension, the extended commitments and loans could mature earlier as described in the next paragraph. Moreover, while TCEH was able to extend a significant portion of the commitments and loans under the TCEH senior secured credit facilities, the extensions were only for two years. As a result, TCEH has a substantial principal amount of debt that matures in 2016 (approximately $1.7 billion) and 2017 (approximately $16.4 billion, including $947 million under the TCEH letter of credit facility that is held in restricted cash).

The extended loans under the TCEH senior secured credit facilities include a "springing maturity" provision pursuant to which in the event that (a) more than $500 million aggregate principal amount of the TCEH 10.25% senior notes due 2015 (TCEH 10.25% Notes) or more than $150 million aggregate principal amount of the TCEH 10.50%/11.25% senior toggle notes due 2016 (TCEH Toggle Notes) (in each case, other than notes held by EFH Corp. or its controlled affiliates as of March 31, 2011 to the extent held as of the determination date), as applicable, remain outstanding as of 91 days prior to the maturity date of the applicable notes and (b) TCEH's consolidated total debt to consolidated EBITDA ratio (as defined in the TCEH senior secured credit facilities) is greater than 6.00 to 1.00 at such applicable determination date, then the maturity date of the extended loans will automatically change to 90 days prior to the maturity date of the applicable notes. As a result of this "springing maturity" provision, TCEH may lose the benefit of the extension of the commitments and loans under the TCEH senior secured credit facilities if it is unable to refinance the requisite portion of the TCEH 10.25% Notes and TCEH Toggle Notes (collectively, the TCEH Senior Notes) by the applicable deadline. The TCEH 10.25% Notes mature on November 1, 2015, and the TCEH Toggle Notes mature on November 1, 2016. If holders of the TCEH Senior Notes are unwilling to extend the maturities of their notes, then, to avoid the "springing maturity" of the extended loans, TCEH may be required to repay a substantial portion of the TCEH Senior Notes at prices above market or at par. There is no assurance that TCEH will be able to make such payments, whether through cash on hand or additional financings. As of December 31, 2011, $3.125 billion and $1.568 billion aggregate principal amount of the TCEH 10.25% Notes and the TCEH Toggle Notes, respectively, were outstanding, excluding amounts held by EFH Corp. and EFIH.

Wholesale electricity prices in the ERCOT market have generally moved with the price of natural gas. Accordingly, the contribution to earnings and the value of TCEH's nuclear and lignite/coal-fueled generation assets are dependent in significant part upon the price of natural gas. Forward natural gas prices have generally trended downward since mid-2008 (from $10.90 per MMBtu in mid-2008 to $3.94 per MMBtu at December 31, 2011 for calendar year 2013). In recent years natural gas supply has outpaced demand as a result of increased drilling of shale gas deposits combined with lingering demand weakness associated with the economic recession. Many industry experts expect this supply/demand imbalance to continue for a number of years, thereby depressing natural gas prices for a long-term period. These market conditions are challenging to the long-term profitability of TCEH's generation assets. Specifically, low natural gas prices and their effect in ERCOT on wholesale electricity prices could have a material impact on the overall profitability of TCEH's generation assets for periods in which TCEH does not have significant hedge positions. As of December 31, 2011, TCEH has hedged only approximately 58% and 31% of its wholesale natural gas price exposure related to expected generation output for 2013 and 2014, respectively, based on the EPA's currently governing Clean Air Interstate Rule, and TCEH does not have any significant amounts of hedges in place for periods after 2014. Consequently, a continuation, or further decline, of current forward natural gas prices could result in further declines in the values of TCEH's nuclear and lignite/coal-fueled generation assets and limit or hinder TCEH's ability to hedge its wholesale electricity revenues at sufficient price levels to support its significant interest payments and debt maturities, which could adversely impact TCEH's ability to obtain additional liquidity and refinance and/or extend the maturities of its outstanding debt.

In July 2011, the EPA issued the Cross-State Air Pollution Rule (CSAPR). In February 2012, the EPA released a final rule (Final Revisions) and a direct-to-final rule (Direct Final Rule) revising certain aspects of the CSAPR, including emissions budgets for the State of Texas. If the EPA receives significant adverse comments on the Direct Final Rule, it will be withdrawn and its provisions considered in a proposed rule subject to normal notice-and-comment rulemaking procedures. The CSAPR is currently stayed pending judicial review of the rule. However, the emissions budgets established by the Final Revision along with the Direct Final Rule would require significant additional reductions of sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions from TCEH's fossil-fueled generation units. Material capital expenditures and operating costs would be required to comply with CSAPR, as revised in February 2012, as well as with other recently issued or pending environmental regulations. This increase in expenditures could impact TCEH's ability to make interest payments on its debt and to loan funds to EFH Corp., which may affect EFH Corp.'s ability to make interest payments on EFH Corp.'s debt and loan funds to EFIH to service its debt.

Consequently, EFIH's ability to meets its debt obligations is highly dependent upon EFH Corp.'s liquidity, which is dependent upon the ability of TCEH to make loans to EFH Corp. Thus, while EFIH does not generally have direct exposure to natural gas prices, environmental regulations and other factors affecting TCEH's business, EFIH indirectly has significant exposure to those risks.

Moreover, TCEH's intercompany notes receivable from EFH Corp., which are guaranteed by EFIH and EFCH on a senior unsecured basis, are demand notes, which means that TCEH can require payment of all or a portion of these notes at any time. As of February 15, 2012, the aggregate principal amount of these intercompany notes was approximately $960 million. Additionally, a lender under TCEH's credit agreement has alleged as recently as the first quarter of 2012, and other TCEH creditors may allege in the future, that the intercompany notes are fraudulent transfers or that authorizing intercompany loans to be made thereunder violates the fiduciary duties of TCEH's or EFCH's directors. If a TCEH creditor were to prevail on this type of claim in a court of competent jurisdiction, EFH Corp. may be required immediately to repay the principal amount of the intercompany notes and interest thereon and may be unable thereafter to obtain future funding under such notes. EFH Corp. does not currently have sufficient cash to repay the entire balance of the intercompany notes.

A failure by EFH Corp. to repay the intercompany notes when required could result in defaults under EFH Corp.'s other debt, including debt that EFIH guarantees. It could also result in EFIH's guarantee of the intercompany notes being called, which could cause defaults under EFIH's other debt.

Our debt agreements, certain of the debt agreements of EFH Corp. and the Oncor "ring-fencing" measures contain restrictions that limit flexibility in operating our businesses.

Our debt agreements and certain of the debt agreements of EFH Corp. contain various covenants and other restrictions that limit our ability to engage in specified types of transactions and may adversely affect our ability to operating activities. These covenants and other restrictions limit our ability to, among other things:

•	incur additional debt or issue preferred shares;

•	pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments;

•	make investments;

•	sell or transfer assets;

•	create liens on assets to secure debt;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into transactions with our affiliates, and

•	designate subsidiaries as unrestricted subsidiaries.

There are a number of important limitations and exceptions to these covenants and other restrictions. See Note 5 to Financial Statements for a description of these covenants and other restrictions.

In addition, as described in Note 1 to Financial Statements, EFH Corp. and Oncor have implemented a number of "ring-fencing" measures to enhance the credit quality of Oncor Holdings and its subsidiaries, including Oncor. Those measures, many of which were agreed to and required by the PUCT's Order on Rehearing in Docket No. 34077, include, among other things:

•	Oncor Holdings' and Oncor's board of directors being comprised of a majority of directors that are independent from the Texas Holdings Group, EFH Corp. and its other subsidiaries, including EFIH;

•	Oncor being treated as an unrestricted subsidiary with respect to EFIH's and EFH Corp.'s debt;

•	Oncor not being restricted from incurring its own debt;

•	Oncor not guaranteeing or pledging any of its assets to secure the debt of any member of the Texas Holdings Group, including EFIH;

•
restrictions on distributions by Oncor, and the right of the independent members of Oncor's board of directors and the largest non-majority member of Oncor to block the payment of distributions to Oncor Holdings (i.e. such distributions not being available to us or EFH Corp. under certain circumstances), and

•	restrictions on the ability to sell a majority interest in Oncor until October 2012.

We may not be able to generate or receive sufficient cash to service our debt and may be forced to take other actions to satisfy the obligations under our debt agreements, which may not be successful.

Our ability to make scheduled payments on debt obligations depends on i) receiving dividends from Oncor Holdings, ii) receipt of interest payments from EFH Corp. and TCEH on EFH Corp. and TCEH debt we hold as an investment and iii) capital contributions or loans from EFH Corp. In each case, our receipt of funds is subject to factors beyond our control, including prevailing economic and competitive conditions and to certain financial, operational and other factors affecting the business of Oncor, EFH Corp. or TCEH (as applicable). We may not be able to maintain a level of cash flows sufficient to pay the principal, premium, if any, and interest on our debt.

If cash flows and capital resources are insufficient to fund our debt obligations, we could face substantial liquidity problems and might be forced to reduce or delay investments, or to dispose of assets or operations, seek additional capital or restructure or refinance debt. These alternative measures may not be successful, may not be completed on economically attractive terms or may not be adequate for us to meet our debt obligations when due. Additionally, our debt agreements limit the use of the proceeds from many dispositions of assets or operations. As a result, we may not be permitted to use the proceeds from these dispositions to satisfy our debt obligations.

EFH Corp. and TCEH are not obligated to provide funds to us to pay principal, premium and interest on the EFIH Notes or other obligations.

None of EFH Corp., EFCH or TCEH and its subsidiaries are obligated to make any loans or payments to us, including to make payments on the EFIH Notes. However, EFH Corp. may choose to, but is not obligated to, loan or contribute cash to us to make such payments. EFH Corp. is a holding company and substantially all of its consolidated assets are held by its subsidiaries. Therefore, to the extent EFH Corp. chooses to loan or contribute cash to make payments on our debt or other obligations, EFH Corp. will likely depend on cash generated by or loans from EFCH, TCEH and TCEH's subsidiaries to make such loans or contributions. Pursuant to the indentures governing certain TCEH notes due in 2015, 2016, 2020 and 2021 and TCEH's senior secured credit facilities, as long as TCEH is a subsidiary of EFH Corp., TCEH may provide EFH Corp. with intercompany loans on arm's length terms to allow EFH Corp. to pay principal, premium and interest on certain debt of EFH Corp. However, such indentures limit TCEH's ability to provide such loans for payment of principal, premium and interest on debt of EFH Corp.'s subsidiaries, including the EFIH Notes. Further, under the terms of TCEH's debt agreements and state law, TCEH is restricted from paying distributions, except in limited circumstances. As a result, if EFH Corp. does not make capital contributions or loans to EFIH or if TCEH does not or is not permitted to make loans to EFH Corp. for EFH Corp. to service its debt, then we may not be able to make payments on the EFIH Notes or its other obligations.

EFIH has a very limited ability to control activities at Oncor due to structural and operational "ring-fencing" measures.

EFIH depends upon Oncor for a significant amount of its cash flows and relies on such cash flows in order to satisfy its obligations. However, EFIH has a very limited ability to control the activities of Oncor. As part of the "ring-fencing" measures implemented by EFH Corp. and Oncor, a majority of the members of Oncor's board of directors are required to meet the New York Stock Exchange requirements for independence in all material respects, and the unanimous, or majority, consent of such directors is required for Oncor to take certain material actions. In addition, any new independent directors are required to be appointed by the nominating committee of Oncor Holdings' board of directors, a majority of whose members are independent directors. No member of EFIH's or EFH Corp.'s management is a member of Oncor's board of directors. Under Oncor Holdings' and Oncor's organizational documents, EFH Corp. has limited indirect consent rights with respect to the activities of Oncor, including (i) new issuances of equity securities by Oncor, (ii) material transactions with third parties involving Oncor outside of the ordinary course of business, (iii) actions that cause Oncor's assets to be subject to an increased level of jurisdiction of the FERC, (iv) any changes to the state of formation of Oncor, (v) material changes to accounting methods not required by US GAAP and (vi) actions that fail to enforce certain tax sharing obligations between Oncor and EFH Corp. In addition, the Sponsor Group has committed with the PUCT to hold a majority interest in Oncor through October 2012.

Risks Related to Our Structure

EFIH is a holding company and its obligations are structurally subordinated to existing and future liabilities and preferred stock of its subsidiaries.

EFIH's cash flows and ability to meet its obligations are largely dependent upon the earnings of its subsidiaries, in particular, Oncor, and the payment of such earnings to EFIH in the form of dividends or distributions. These subsidiaries are separate and distinct legal entities and have no obligation (other than any existing contractual obligations) to provide EFIH with funds for its payment obligations. Any decision by a subsidiary to provide EFIH with funds for its payment obligations, whether by dividends or distributions, will depend on, among other things, the subsidiary's results of operations, financial condition, cash requirements, contractual restrictions and other factors. In addition, a subsidiary's ability to pay dividends may be limited by covenants in its existing and future debt agreements or applicable law. Further, the distributions that may be paid by Oncor are limited as discussed below.

Because EFIH is a holding company, its obligations to its creditors are structurally subordinated to all existing and future liabilities and existing and future preferred stock of its subsidiaries that do not guarantee such obligations. Therefore, EFIH's rights and the rights of its creditors to participate in the assets of any subsidiary in the event that such a subsidiary is liquidated or reorganized are subject to the prior claims of such subsidiary's creditors and holders of such subsidiary's preferred stock. To the extent that EFIH may be a creditor with recognized claims against any such subsidiary, EFIH's claims would still be subject to the prior claims of such subsidiary's creditors to the extent that they are secured or senior to those held by EFIH. Subject to restrictions contained in financing arrangements, EFIH's subsidiaries may incur additional debt and other liabilities.

Oncor may or may not make any distributions to EFIH.

Upon the consummation of the Merger, EFH Corp. and Oncor implemented certain structural and operational "ring-fencing" measures, including certain measures required by the PUCT's Order on Rehearing in Docket No. 34077, that were based on principles articulated by rating agencies and commitments made by Texas Holdings and Oncor to the PUCT and the FERC to further enhance Oncor's credit quality. These measures were put in place to mitigate Oncor's credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities.

As part of the ring-fencing measures, a majority of the members of the board of directors of Oncor are required to be, and are, independent from EFH Corp. Any new independent directors of Oncor are required to be appointed by the nominating committee of Oncor Holdings, which is required to be, and is, comprised of a majority of directors that are independent from EFH Corp. The organizational documents of Oncor give these independent directors, acting by majority vote, and, during certain periods, any director designated by Texas Transmission, the express right to prevent distributions from Oncor if they determine that it is in the best interests of Oncor to retain such amounts to meet expected future requirements. Accordingly, there can be no assurance that Oncor will make any distributions to EFIH.

In addition, Oncor's organizational documents limit Oncor's distributions to its owners, including EFH Corp., through December 31, 2012 to an amount not to exceed Oncor's net income (determined in accordance with US GAAP, subject to certain defined adjustments, including goodwill impairments) and prohibit Oncor from making any distribution to EFIH so long as and to the extent that such distribution would cause Oncor's regulatory capital structure to exceed the debt-to-equity ratio established from time to time by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.

In 2009, the PUCT awarded Oncor the right to construct transmission lines and facilities associated with its CREZ Transmission Plan, the cost of which is estimated by Oncor to be approximately $2.0 billion (see discussion in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Matters"). With the award, Oncor has incurred additional debt. In addition, Oncor may incur additional debt in connection with other investments in infrastructure or technology. Accordingly, while Oncor is required to maintain a specified debt-to-equity ratio, there can be no assurance that Oncor's equity balance will be sufficient to maintain the required debt-to-equity ratio established from time to time by the PUCT for ratemaking purposes, thereby restricting Oncor from making any distributions to EFIH. In addition, any increase in Oncor's interest expense may reduce the amounts available to be distributed to EFIH.

Risks Related to Our Investment in Oncor

We are a holding company conducting our operations principally through our subsidiary Oncor (in which we indirectly hold an approximate 80% ownership interest). As such, the risks described below relating to Oncor's business will apply to us. Given the "ring-fencing" measures that have been implemented by EFH Corp. and Oncor described in Note 1 to Financial Statements, we will have limited ability to mitigate any of the risks described below.

Oncor's business is subject to ongoing complex governmental regulations and legislation that have impacted, and may in the future impact, its business and/or results of operations.

Oncor's business operates in a changing market environment influenced by various state and federal legislative and regulatory initiatives regarding the restructuring of the energy industry. Oncor will need to continually adapt to these changes.

Oncor's business is subject to changes in state and federal laws (including PURA, the Federal Power Act, the Public Utility Regulatory Policies Act of 1978 and the Energy Policy Act of 2005), changing governmental policy and regulatory actions (including those of the PUCT, the NERC, the TRE, the TCEQ, the FERC and the EPA) and the rules, guidelines and protocols of ERCOT with respect to matters including, but not limited to, market structure and design, construction and operation of transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of costs and investments, return on invested capital and environmental matters. Changes in, revisions to, or reinterpretations of existing laws and regulations may have a material effect on Oncor's business and it could be exposed to increased costs to comply with the more stringent requirements or new interpretations and to potential liability for customer refunds, penalties or other amounts. If it is determined that Oncor did not comply with applicable statutes, regulations, rules, tariffs or orders and it is ordered to pay a material amount in customer refunds, penalties or other amounts, its results of operations, liquidity and financial conditions would be materially affected.

For example, under the Energy Policy Act of 2005, the FERC can impose penalties (up to $1 million per day per violation) for failure to comply with mandatory electric reliability standards, including standards to protect the power system against potential disruptions from cyber and physical security breaches. In addition, the PUCT may impose penalties on Oncor if it finds that it violated any law, regulation, PUCT orders or other rules or requirements. The PUCT has the authority to impose penalties of up to $25,000 per day, per violation

The Texas Legislature meets every two years. The last regular session ended on May 30, 2011. The next regular legislative session is scheduled to begin in January 2013; however, at any time the governor of Texas may convene a special session of the Legislature. During any regular or special session bills may be introduced that, if adopted, could materially affect Oncor's business and its business prospects.

The rates of Oncor's electricity delivery business are subject to regulatory review, and may be reduced below current levels, which could adversely impact Oncor's financial condition and results of operations.

The rates charged by Oncor are regulated by the PUCT and certain cities and are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Oncor's rates are regulated based on an analysis of Oncor's costs and capital structure, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the PUCT will judge all of Oncor's costs to have been prudently incurred, that the PUCT will not reduce the amount of invested capital included in the capital structure that Oncor's rates are based upon, or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of Oncor's costs, including regulatory assets reported in Oncor's balance sheet, and the return on invested capital allowed by the PUCT. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Matters" for discussion of recent and pending rate-related filings with the PUCT.

In addition, in connection with the Merger, Oncor has made several commitments to the PUCT regarding its rates. For example, Oncor committed that it will, in rate cases after its 2008 general rate case through proceedings initiated prior to December 31, 2012, support a cost of debt that will be no greater than the then-current cost of debt of electric utilities with credit ratings equal to Oncor's ratings as of October 1, 2007. As a result, Oncor may not be able to recover all of its debt costs if they are above those levels.

Attacks on Oncor's infrastructure or other events that disrupt or breach its cyber/data security measures could have an adverse impact on its reputation, disrupt business operations and expose it to significant liabilities including penalties for failure to comply with federal, state or local statutes and regulations, which could have a material effect on Oncor's results of operations, liquidity and financial condition.

A breach of cyber/data security measures that impairs Oncor's information technology infrastructure could disrupt normal business operations and affect its ability to control its transmission and distribution assets, access customer information and limit communication with third parties. Much of Oncor's information technology infrastructure is connected (directly or indirectly) to the Internet. Recently there have been numerous attacks on government and industry information technology systems through the Internet that have resulted in material operational, reputation and/or financial costs. While Oncor has controls in place designed to protect its infrastructure and has not had any significant breaches, any loss of confidential or proprietary data through a breach could adversely affect Oncor's reputation, expose it to material legal/regulatory claims, impair its ability to execute on business strategies and/or materially affect its results of operations, liquidity and financial condition.

As part of the continuing development of new and modified reliability standards, the FERC has approved changes to its Critical Infrastructure Protection reliability standards and has established standards for assets that a utility has identified as "critical cyber assets." Under the Energy Policy Act of 2005, the FERC can impose penalties (up to $1 million per day per violation) for failure to comply with mandatory electric reliability standards, including standards to protect the power system against potential disruptions from cyber and physical security breaches.

Oncor participates in industry groups and discussions with regulators to remain current on emerging threats and mitigating techniques. These groups include, but are not limited to: the US Cyber Emergency Response Team, the National Electric Sector Cyber Security Organization, the Department of Homeland Security, the US Nuclear Regulatory Commission and NERC. Oncor also applies the knowledge gained by continuing to invest in technology, processes and services to detect, mitigate and protect its cyber assets. These investments include upgrades to network architecture, regular intrusion detection monitoring and compliance with emerging industry regulation.

Oncor's capital deployment program may not be executed as planned, which could adversely impact Oncor's financial condition and results of operations.

There can be no guarantee that the execution of Oncor's capital deployment program for its electricity delivery facilities will be successful, and there can be no assurance that the capital investments Oncor intends to make in connection with its electricity delivery business will produce the desired reductions in cost and improvements to service and reliability. Furthermore, there can be no guarantee that Oncor's capital investments, including its investments associated with projects to construct CREZ-related transmission lines and facilities and additional voltage support projects will ultimately be recoverable through rates or, if recovered, that they will be recovered on a timely basis. For more information regarding the limitation on recovering the value of investments using rates and the CREZ project, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Risks and Challenges" and "— Regulatory Matters." There can also be no assurance that the PUCT's award of CREZ construction projects will not be delayed, modified or otherwise vacated through judicial or administrative actions, or that CREZ-related costs will not be materially increased as a result of administrative actions of the finalization of voltage support facilities and final detailed designs of subsequent project routes.

Market volatility may impact Oncor's business and financial condition in ways that Oncor currently cannot predict.

Because its operations are capital intensive, Oncor expects to rely over the long-term upon access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash-on-hand, operating cash flows or its revolving credit facility. With the construction of Oncor's CREZ-related transmission lines and facilities and its other planned projects, it is likely Oncor will incur additional debt. In addition, Oncor may incur additional debt in connection with other investments in infrastructure or technology, such as our advanced metering systems. Oncor's ability to access the capital or credit markets may be severely restricted at a time when Oncor would like, or need, to access those markets, which could have an impact on Oncor's flexibility to react to changing economic and business conditions. In addition, the cost of debt financing may be materially and adversely impacted by these market conditions. Even if Oncor is able to obtain debt financing, it may be unable to recover in rates some or all of the costs of such debt financing as a result of its agreement with the PUCT that it will, in rate cases initiated prior to December 31, 2012, support a cost of debt that will be no greater than the then-current cost of debt of electric utilities with investment grade credit ratings equal to Oncor's ratings as of October 1, 2007. Accordingly, there can be no assurance that the capital and credit markets will continue to be a reliable or acceptable source of short-term or long-term financing for Oncor. Additionally, disruptions in the capital and credit markets could have a broader impact on the economy in general in ways that could lead to reduced electricity usage, which could have a negative impact on Oncor's revenues, or could have an impact on Oncor's customers, counterparties and/or lenders, causing them to fail to meet their obligations to Oncor.

Adverse actions with respect to Oncor's credit ratings could negatively affect Oncor's ability to access capital.

Oncor's access to capital markets and its cost of debt are directly affected by its credit ratings. Any adverse action with respect to Oncor's credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. Oncor's credit ratings are substantially higher than those of EFH Corp. and EFIH. Despite the ring-fencing measures, rating agencies could take an adverse action with respect to Oncor's credit ratings in response to financing and liability management activities by EFH Corp. or its subsidiaries, in particular debt incurred by EFH Corp. and/or EFIH that is secured by EFIH's equity interests in Oncor Holdings. In the event any such adverse action takes place and causes Oncor's borrowing costs to increase, Oncor may not be able to recover such increased costs if they exceed the PUCT-approved cost of debt determined in its most recent rate case or subsequent rate cases.

Most of Oncor's large customers, suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions with Oncor. If its credit ratings decline, the costs to operate Oncor's business would likely increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with Oncor.

Oncor's revenues are concentrated in a small number of customers, and any delay or default in payment could adversely affect its cash flows, financial condition and results of operations.

Oncor's revenues from the distribution of electricity are collected from more than 80 REPs, including TXU Energy (a subsidiary of TCEH), that sell the electricity Oncor distributes to their customers. Revenues from TCEH represented 33% of Oncor's total revenues for the year ended December 31, 2011. Revenues from subsidiaries of Reliant Energy, Inc., each of which is a non-affiliated REP, represented 12% of Oncor's total revenues for the year ended December 31, 2011. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these retail providers to pay for Oncor's services or could cause them to delay such payments. Oncor depends on these REPs to timely remit these revenues to Oncor. Oncor could experience delays or defaults in payment from these REPs, which could adversely affect Oncor's cash flows, financial condition and results of operations. Due to commitments made to the PUCT in connection with the Merger, Oncor may not recover bad debt expense, or certain other costs and expenses, from rate payers in the event of a default or bankruptcy by an affiliate REP.

In the future, Oncor could have liquidity needs that could be difficult to satisfy under some circumstances, especially in uncertain financial market conditions.

Oncor's operations are capital intensive. Oncor relies on access to financial markets and its credit facility as a significant source of liquidity for capital requirements, including maturities of long-term debt, not satisfied by cash-on-hand or operating cash flows. The inability to raise capital on favorable terms or access liquidity facilities, particularly during times of uncertainty similar to those experienced in the financial markets in 2008 and 2009, could adversely impact Oncor's ability to sustain and grow its businesses and would likely increase capital costs that may not be recoverable through rates. Oncor's access to the financial markets and its credit facility, and the pricing and terms Oncor receives in the financial markets, could be adversely impacted by various factors, such as:

•	changes in financial markets that reduce available credit or the ability to obtain or renew liquidity facilities on acceptable terms;

•	economic weakness in the ERCOT market;

•	changes in interest rates;

•	a deterioration of Oncor's credit or a reduction in its credit ratings;

•	a deterioration of the credit or bankruptcy of one or more lenders under Oncor's credit facility that affects the ability of such lender(s) to make loans to Oncor;

•
a deterioration of the credit of EFH Corp. or EFH Corp.'s other subsidiaries or a reduction in the credit ratings of EFH Corp. or EFH Corp.'s other subsidiaries that is perceived to potentially have an adverse impact on Oncor despite the ring-fencing of the Oncor Ring-Fenced Entities from the Texas Holdings Group;

•	a material breakdown in Oncor's risk management procedures, and

•	the occurrence of changes that restrict Oncor's ability to access its credit facility or the capital markets.

Oncor's primary source of liquidity aside from operating cash flows is its ability to borrow under its credit facility. The revolving facility contains a debt-to-capital ratio covenant that effectively limits Oncor's ability to incur indebtedness in the future. As of December 31, 2011, Oncor was in compliance with such covenant. The revolving credit facility and the senior notes and debentures issued by Oncor are secured by a deed of trust, which permits Oncor to secure other indebtedness with the lien of the deed of trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions (whichever is less) that could be certified to the deed of trust collateral agent. As of December 31, 2011, the available bond credits were approximately $1.635 billion and the amount of future debt Oncor could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $708 million. In connection with the Merger, Oncor committed to the PUCT that it would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. As of December 31, 2011, Oncor's regulatory capitalization ratio was 59.7% debt and 40.3% equity. Oncor's ability to incur additional long-term debt will be limited by its regulatory capital structure.

The costs of providing pension and other postretirement employee benefits (OPEB) and related funding requirements may have a material adverse effect on Oncor's results of operations and financial condition.

Oncor is a participating employer in the pension plan sponsored by EFH Corp. and offers pension benefits based on either a traditional defined benefit formula or a cash balance formula. Oncor also participates in health care and life insurance benefit plans offered by EFH Corp. to eligible employees and their eligible dependents upon the retirement of such employees from Oncor. Oncor's share of the costs of providing such benefits and related funding requirements are dependent upon numerous factors, assumptions and estimates and are subject to changes in these factors, assumptions and estimates, including the market value of the assets funding EFH Corp.'s pension and OPEB plans. Benefits costs and related funding requirements are also subject to changing employee demographics (including but not limited to age, compensation levels and years of accredited service), the level of contributions made to retiree plans, expected and actual earnings on plan assets and the discount rates used in determining the projected benefit obligation. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in actual market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods.

If EFH Corp was unable to make required contributions to the pension plan while it was a member of Oncor's controlled group within the meaning of the Employee Retirement Income Security Act of 1974 (ERISA), Oncor could be liable under ERISA for such contributions as well as for any unfunded pension plan liability that EFH Corp. is unable to pay. Oncor's funding for EFH Corp.'s pension and OPEB plans and Oncor's supplemental retirement plan in 2012 is expected to total $122 million, $18 million and $3 million, respectively. Based on the funded status of the pension plan at December 31, 2011, funding for EFH Corp.'s pension plan is expected to total approximately $800 million (excluding amounts contributed to nonqualified plans) for the 2012 to 2016 period. Oncor is expected to fund approximately 73% of this amount consistent with its share of the pension liability. In 2011, Oncor made cash contributions to EFH Corp.'s pension and OPEB plans and Oncor's supplemental retirement plan of $172 million, $18 million and $3 million, respectively.

Oncor's ring-fencing measures may not work as planned.

As discussed above, to enhance Oncor's credit quality, various legal, financial and contractual provisions were implemented. These enhancements are intended to minimize the risk that a court would order any of the Oncor Ring-Fenced Entities' assets and liabilities to be substantively consolidated with those of any member of the Texas Holdings Group in the event that a member of the Texas Holdings Group were to become a debtor in a bankruptcy case. Nevertheless, bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict. Accordingly, if any member of the Texas Holdings Group were to become a debtor in a bankruptcy case, there can be no assurance (however remote in consideration of the ring-fencing measures) that a court would not order an Oncor Ring-Fenced Entity's assets and liabilities to be substantively consolidated with those of such member of the Texas Holdings Group or that a proceeding would not result in a disruption of services Oncor receives from, or jointly with, our affiliates. See Note 1 to Financial Statements for additional information on ring-fencing measures.

Goodwill that Oncor has recorded in connection with the Merger is subject to at least annual impairment evaluations, and as a result, Oncor could be required to write off some or all of this goodwill, which may cause adverse impacts on Oncor's financial condition and results of operations.

In accordance with accounting standards, recorded goodwill is not amortized but is reviewed annually or more frequently for impairment, if certain conditions exist, and may be impaired. Any reduction in or impairment of the value of goodwill will result in a charge against earnings, which could cause a material adverse impact on Oncor's reported results of operations and financial condition.

Oncor's results of operations and financial condition could be negatively impacted by any development or event beyond Oncor's control that causes economic weakness in the ERCOT market.

Oncor derives substantially all of its revenues from operations in the ERCOT market, which covers approximately 75% of the geographical area in the State of Texas. As a result, regardless of the state of the economy in areas outside the ERCOT market, economic weakness in the ERCOT market could lead to reduced demand for electricity in the ERCOT market. Such a reduction could have a material negative impact on Oncor's results of operations and financial condition.

The PUCT and ERCOT are subject to regular "sunset" review by the Texas Sunset Advisory Commission. If either the PUCT or ERCOT is not renewed by the Texas Legislature pursuant to Sunset review, it could have a material effect on Oncor's business.

Sunset review is the regular assessment of the continuing need for a state agency to exist, and is grounded in the premise that an agency will be abolished unless legislation is passed to continue its functions. The Texas Sunset Advisory Commission (Sunset Commission) closely reviews each agency and recommends action on each agency to the Texas Legislature, which action may include modifying or even abolishing the agency. Of the agencies scheduled for Sunset review by the Sunset Commission, the PUCT and ERCOT are the most significant to Oncor's business. The PUCT is scheduled for a limited purpose sunset review in 2013 (with the next review in 2023) and ERCOT is scheduled for review after 2013. These agencies are also subject to focused, limited scope, or special purpose reviews. These agencies, for the most part, participate in, govern or operate the electricity markets in Texas upon which Oncor's business model is based. If the Texas Legislature fails to renew either of these agencies, it could result in a significant restructuring of the Texas electricity market or regulatory regime that could have a material impact on Oncor's business. There can be no assurance that future action of the Sunset Commission will not result in legislation that could have a material effect on Oncor and its financial prospects.

Disruptions at power generation facilities owned by third parties could interrupt Oncor's sales of transmission and distribution services.

The electricity Oncor transmits and distributes to customers of REPs is obtained by the REPs from electricity generation facilities. Oncor does not own or operate any generation facilities. If generation is disrupted or if generation capacity is inadequate, Oncor's sales of transmission and distribution services may be diminished or interrupted, and its results of operations, financial condition and cash flows may be adversely affected.

The operation and maintenance of electricity delivery facilities involves significant risks that could adversely affect Oncor's results of operations and financial condition.

The operation and maintenance of delivery facilities involves many risks, including equipment breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of efficiency or reliability, the occurrence of any of which could result in lost revenues and/or increased expenses that may not be recoverable through rates. A significant number of Oncor's facilities were constructed many years ago. In particular, older transmission and distribution equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep operating at peak efficiency or reliability. The risk of increased maintenance and capital expenditures arises from damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, Oncor's ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, Oncor could be subject to additional costs that may not be recoverable through rates and/or the write-off of its investment in the project or improvement.

Insurance, warranties or performance guarantees may not cover all or any of the lost revenues or increased expenses that could result from the risks discussed above. Likewise, Oncor's ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside Oncor's control.

Changes in technology or increased conservation efforts may reduce the value of Oncor's electricity delivery facilities and may significantly impact Oncor's business in other ways as well.

Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines, photovoltaic (solar) cells and concentrated solar thermal devices. It is possible that advances in these or other technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with traditional generation plants. Changes in technology could also alter the channels through which retail customers buy electricity. To the extent self-generation facilities become a more cost-effective option for certain customers, Oncor's revenues could be materially reduced.

Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of Oncor's electricity delivery facilities. Certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by a fixed date. Effective energy conservation by Oncor's customers could result in reduced energy demand, or significantly slow the growth in demand. Such reduction in demand could materially reduce Oncor's revenues. Furthermore, Oncor may incur increased capital expenditures if it is required to invest in conservation measures.

Oncor's revenues and results of operations are seasonal.

A significant portion of Oncor's revenues is derived from rates that Oncor collects from REPs based on the amount of electricity Oncor distributes on behalf of such REPs. Sales of electricity to residential and commercial customers are influenced by temperature fluctuations. Thus, Oncor's revenues and results of operations are subject to seasonality, weather conditions and other electricity usage drivers, with revenues being highest in the summer.

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

The loss of the services of Oncor's key management and personnel could adversely affect Oncor's ability to operate its businesses.

Oncor's future success will depend on its ability to continue to attract and retain highly qualified personnel. Oncor competes for such personnel with many other companies, in and outside Oncor's industry, government entities and other organizations. Oncor may not be successful in retaining its current personnel or in hiring or retaining qualified personnel in the future. Failure to attract new personnel or retain existing personnel could have a material effect on Oncor's business.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in various legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial condition, results of operations or liquidity.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED EQUITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable. EFIH's outstanding membership interest is held by EFH Corp.

See Note 7 to Financial Statements for a description of cash distributions EFIH paid to EFH Corp. and the restrictions on EFIH's ability to pay such distributions.

Item 6.	SELECTED FINANCIAL DATA

	As of December 31,
	2011	2010	2009	2008	2007
	(millions of dollars, except ratios)
Total assets	$9,517	$8,547	$5,577	$5,363	$7,732
Capitalization
Long-term debt (a)	$3,436	$3,172	$2,513	$2,250	$2,250
Membership interests	5,805	5,193	3,010	3,069	5,439
Total	$9,241	$8,365	$5,523	$5,319	$7,689
Capitalization ratios
Long-term debt (a)	37.2%	37.9%	45.5%	42.3%	29.3%
Membership interests	62.8%	62.1%	54.5%	57.7%	70.7%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

	Successor					Predecessor (b)
	Year Ended December 31,				Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
	2011	2010	2009	2008
	(millions of dollars, except ratios)
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	$204	$(106)	$(275)	$(260)	$(68)	$—
Equity in earnings (losses) of unconsolidated subsidiary (net of tax) (c)	$286	$277	$256	$(323)	$64	$263
Net income (loss)	$417	$213	$74	$(495)	$19	$263
Ratio of earnings to fixed charges (d)	1.92	1.20	—	1.27	—	—
_____________

(a)	Includes push down of EFH Corp. (parent) debt due to EFIH's guarantee of the debt (see Note 5 to Financial Statements).

(b)
The Predecessor reflects Oncor accounted for under the equity method; EFIH and Oncor Holdings were formed as of the time of the Merger. The consolidated financial statements of the Successor reflect the application of purchase accounting.

(c)	Amount in 2008 includes the effect of Oncor's $860 million goodwill impairment charge.

(d)
Fixed charges exceeded earnings by $59 million and $68 million for the year ended December 31, 2009 and the period from October 11, 2007 through December 31, 2007, respectively. There were no fixed charges for the predecessor periods.

See Notes to Financial Statements.

Quarterly Information (unaudited)

Results of operations by quarter are summarized below. In the opinion of EFIH, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made. Quarterly results are not necessarily indicative of a full year's operations because of seasonal and other factors.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions of dollars)
2011:
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	$63	$71	$72	$(2)
Equity in earnings of unconsolidated subsidiary (net of tax)	$50	$72	$113	$51
Net income	$90	$118	$160	$49

	First Quarter	Second Quarter	Third Quarter (a)	Fourth Quarter
	(millions of dollars)
2010:
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	$(72)	$(73)	$(10)	$49
Equity in earnings of unconsolidated subsidiary (net of tax)	$63	$59	$118	$37
Net income	$15	$11	$117	$70

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2011, 2010 and 2009 should be read in conjunction with Selected Financial Data and our audited consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

EFIH is a Dallas, Texas-based holding company whose wholly-owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell electricity to residential, business and other consumers in the north-central, eastern and western parts of Texas. Revenues from TCEH represented 33% and 36% of total revenues for the years ended December 31, 2011 and 2010, respectively. EFIH is a direct, wholly-owned subsidiary of EFH Corp. EFIH has no reportable business segments. Various "ring-fencing" measures have been taken to enhance the credit quality of Oncor Holdings and Oncor. See Note 1 to Financial Statements for a description of the material features of these "ring-fencing" measures and Notes 1 and 2 to Financial Statements for discussion of the reporting of our investment in Oncor Holdings as an equity method investment.

Significant Activities and Events

Issuance of EFIH 11.750% Senior Secured Second Lien Notes — See Note 5 to Financial Statements for details of EFIH's and EFIH Finance's February 2012 issuance of $800 million principal amount of 11.750% Senior Secured Second Lien Notes due 2022.

Oncor Technology Initiatives — Oncor continues to invest in technology initiatives that include development of a modernized grid through the replacement of existing meters with advanced digital metering equipment and development of advanced digital communication, data management, real-time monitoring and outage detection capabilities. This modernized grid is producing electricity service reliability improvements and providing the potential for additional products and services from REPs that enable businesses and consumers to better manage their electricity usage and costs. Oncor's plans provide for the full deployment of over three million advanced meters to all residential and most non-residential retail electricity customers in Oncor's service area. The advanced meters can be read remotely, rather than by a meter reader physically visiting the location of each meter. Advanced meters facilitate automated demand side management, which allows consumers to monitor the amount of electricity they are consuming and adjust their electricity consumption habits.

As of December 31, 2011, Oncor had installed 2,302,000 advanced digital meters, including 788,000 in 2011. As the new meters are integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $518 million as of December 31, 2011, including $158 million in 2011. Oncor expects to complete installations of the remaining approximately 700,000 advanced meters by the end of 2012.

Oncor Rate Review Filed with the PUCT — In January 2011, Oncor filed for a rate review with the PUCT and 203 cities based on a test year ended June 30, 2010. In August 2011 the PUCT issued a final order in the rate review. The rate review as approved includes an approximate $137 million base rate increase and additional provisions to address certain expenses. Approximately $93 million of the increase became effective July 1, 2011, and the remainder became effective January 1, 2012. The rate review did not change Oncor's authorized regulatory capital structure of 60% debt and 40% equity or its authorized return on equity of 10.25%. See "Regulatory Matters" below for further discussion.

Other Oncor Matters with the PUCT — See discussion of these matters, including the construction of CREZ-related transmission lines, below under "Regulatory Matters."

KEY RISKS AND CHALLENGES

Following is a discussion of key risks and challenges facing management and the initiatives currently underway to manage such challenges. These matters involve risks that could have a material effect on our results of operations, liquidity or financial condition. Also see Item 1A "Risk Factors."

Substantial Debt and Liquidity Risk

Our substantial debt, resulting in large part from debt issued in exchange for outstanding EFH Corp. and TCEH debt, and the covenants contained in our debt agreements require significant cash flows to be dedicated to interest and principal payments. Principal amounts of long-term debt, including $706 million of EFH Corp. debt guaranteed by us and pushed down to our balance sheet (see Note 5 to Financial Statements), totaled $3.433 billion principal amount as of December 31, 2011. Cash interest payments on long-term debt in 2012 are expected to total approximately $330 million. We believe our cash on hand, interest payments on EFH Corp. and TCEH debt we hold, distributions from Oncor and potential borrowings or capital contributions from EFH Corp. will provide sufficient liquidity to fund debt service requirements for 2012 (see "Financial Condition – Liquidity and Capital Resources" section below). While we have experienced no delinquent interest payments on EFH Corp. and TCEH debt securities we hold as an investment and do not anticipate any in 2012, EFH Corp. and TCEH are highly leveraged and any failure on their part to remit interest payments could have a material affect on our liquidity. See discussion of credit risk in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," discussion of EFH Corp. and TCEH debt we hold in Note 3 to Financial Statements and discussion of restrictions on distributions from Oncor below in "Financial Condition – Liquidity and Capital Resources" and in Note 2 to Financial Statements.

Oncor Rates and Cost Recovery

Oncor's rates are regulated by the PUCT and certain cities and are subject to regulatory rate-setting processes and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Oncor's rates are regulated based on an analysis of their costs and capital structure, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there is no assurance that the PUCT will judge all of Oncor's costs to have been prudently incurred, that the PUCT will not reduce the amount of invested capital included in the capital structure that Oncor's rates are based upon, that the regulatory process in which rates are determined will always result in rates that produce full recovery of Oncor's costs or that Oncor's authorized return on equity will not be reduced. In January 2011, Oncor filed for a rate review with the PUCT and 203 cities based on a test year ended June 30, 2010. In August 2011, the PUCT issued a final order with respect to the rate review. See "Regulatory Matters" below.

Oncor Advanced Meter Deployment

Under a PUCT order approving Oncor's proposed advanced meter deployment plan and rate surcharge to recover its investment, Oncor began billing the advanced metering surcharge in the January 2009 billing month cycle. Oncor may, through subsequent reconciliation proceedings, request recovery of additional costs that are reasonable and necessary. While there is a presumption that costs spent in accordance with a plan approved by the PUCT are reasonable and necessary, recovery of any costs that are found not to have been spent or properly allocated, or not to be reasonable or necessary, must be refunded. See "Regulatory Matters" below.

Oncor Technology Initiatives

Risks to Oncor's technology initiative programs discussed above under "Significant Activities and Events" include nonperformance by equipment and service providers, failure of the technology to meet performance expectations and inadequate cost recovery allowances by regulatory authorities. Oncor is implementing measures to mitigate these risks, but there can be no assurance that these technology initiatives will achieve the operational and financial objectives.

Oncor's Ring-Fencing and Credit Risk

Our investment in Oncor, which represents approximately 80% of its membership interests, is a significant value driver of our overall business. Oncor's access to capital markets and cost of debt could be directly affected by its credit ratings. Any adverse action with respect to Oncor's credit ratings would generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. Oncor's credit ratings are currently substantially higher than those of the Texas Holdings Group. If credit rating agencies were to change their views of Oncor's independence from any member of the Texas Holdings Group, Oncor's credit ratings would likely decline. We believe these risks are substantially mitigated by the significant ring-fencing measures implemented by EFH Corp. and Oncor as described in Note 1 to Financial Statements.

Cyber Security and Infrastructure Protection Risk

A breach of cyber/data security measures that impairs EFH Corp.'s and its affiliates' information technology infrastructure could disrupt normal business operations and affect EFH Corp.'s and its affiliates' ability to control their generation and transmission assets, access retail customer information and limit communication with third parties. Any loss of confidential or proprietary data through a breach could materially affect EFH Corp.'s and its affiliates' (including our) reputation, expose it to legal claims or impair its ability to execute on business strategies.

EFH Corp. and its affiliates participate in industry groups and with regulators to remain current on emerging threats and mitigating techniques. These groups include, but are not limited to: the US Cyber Emergency Response Team, the National Electric Sector Cyber Security Organization, the US Nuclear Regulatory Commission and NERC. EFH Corp. and its affiliates also apply the knowledge gained by continuing to invest in technology, processes and services to detect, mitigate and protect their cyber assets. These investments include upgrades to network architecture, regular intrusion detection monitoring and compliance with emerging industry regulation.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are discussed in Note 1 to Financial Statements. We follow accounting principles generally accepted in the US. Application of these accounting policies in the preparation of our consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and income and expenses during the periods covered. The following is a summary of certain critical accounting policies that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

Investment in Long-Term Debt of Affiliates

EFIH holds investments in long-term debt securities of EFH Corp. and TCEH that it acquired through debt exchanges and payment-in-kind interest payments it received on EFH Corp. Toggles Notes as discussed in Note 3 to Financial Statements. These debt securities are classified as available-for-sale securities in the balance sheet as of December 31, 2011 and are recorded at fair value with unrealized gains or losses recorded in other comprehensive income. We evaluate investments in long-term debt of affiliates for impairment and record an impairment if declines in fair value are deemed to be other than temporary. Impairments are accounted for as a reduction of interest income if related to the issuer's credit. If they are not related to the issuers credit, the impairments are recorded in other comprehensive income. See Note 3 to Financial Statements for discussion of investment in long-term debt of affiliates and impairments totaling $77 million and $17 million recorded in the years ended December 31, 2011 and 2010, respectively.

Push Down of Merger-Related Debt

Merger-related debt of EFH Corp. and its subsidiaries consists of debt issued or existing as of the time of the Merger. Debt issued in exchange for Merger-related debt is considered Merger-related. Debt issuances are considered Merger-related debt to the extent the proceeds are used to repurchase Merger-related debt. Merger-related debt that is fully and unconditionally guaranteed on a joint and several basis by EFCH and EFIH is subject to push down in accordance with SEC Staff Accounting Bulletin Topic 5-J, and as a result, a portion of such debt and related interest expense is reflected in our financial statements. The amount reflected on our balance sheet represents 50% of the EFH Corp. Merger-related debt EFIH has guaranteed. This percentage reflects the fact that as of the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the notes is the responsibility of EFH Corp., we record the settlement of such amounts as noncash capital contributions from EFH Corp. See Note 5 to Financial Statements.

Investment in Oncor Holdings

Our balance sheet reflects our investment in Oncor Holdings, which holds an approximate 80% interest in Oncor, as an equity method investment. See Note 2 to Financial Statements for additional information regarding our investment in Oncor Holdings.

Impairment of Equity Method Investment

We would evaluate our investment in Oncor Holdings for impairment whenever factors indicate that a decrease in value has occurred that is not temporary. Factors indicating such a loss in value might be a series of operating losses of Oncor Holdings or a fair value of the investment that is less than its carrying amount. An impairment loss would be recognized if the carrying value of the investment is greater than the fair value of the investment, and the loss was not deemed temporary. Fair value is based on analyses that reflect discounted cash flows and values of comparable companies. The determination of fair value involves judgments that are subjective in nature and require the use of estimates in forecasting future results and cash flows.

Accounting for Income Taxes

Our income tax expense and related balance sheet amounts involve significant management estimates and judgments. Amounts of deferred income tax assets and liabilities, as well as current and noncurrent accruals, involve judgments and estimates of the timing and probability of recognition of income and deductions by taxing authorities. In assessing the likelihood of realization of deferred tax assets, management considers estimates of the amount and character of future taxable income. Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, our forecasted results of operations and financial condition in future periods, as well as final review of filed tax returns by taxing authorities. EFH Corp.'s income tax returns (which are filed on a consolidated basis, including us) are regularly subject to examination by applicable tax authorities. In management's opinion, pursuant to income tax accounting guidance related to uncertain tax positions, there is no material liability for future taxes that may be owed as a result of any examination. See Notes 1 and 4 to Financial Statements for discussion of income tax matters.

RESULTS OF OPERATIONS

Financial Results — Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Interest income totaled $552 million in 2011 compared to $209 million in 2010. The increase reflected additional investments in long-term debt of affiliates as a result of debt exchange transactions in 2010 and 2011 (see Note 3 to Financial Statements).

Interest expense and related charges increased $33 million, or 10%, to $348 million in 2011. The increase reflected the issuance of $406 million and $2.180 billion aggregate principal amount of EFIH Notes in April 2011 and August 2010, respectively, partially offset by a $142 million net reduction in debt pushed down from EFH Corp. reflecting EFH Corp. and EFIH debt exchanges and repurchases in 2011 and 2010.

Income tax expense totaled $73 million in 2011 and income tax benefit totaled $42 million in 2010. The effective rate on pretax income was 35.8% in 2011 compared to an effective rate on a pretax loss of 39.6% in 2010. The 2010 effective rate reflects the recognition of interest expense previously treated as nondeductible, which resulted from the acquisition of pushed down Merger-related debt in August 2010.

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) increased $9 million to $286 million in 2011 reflecting improved results at Oncor due to higher revenue rates and the effects of warmer weather, partially offset by higher depreciation and operation and maintenance expense.

Net income increased $204 million to $417 million in 2011 driven by the increase in interest income.

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

Income tax benefit totaled $42 million in 2010 compared to $93 million in 2009. The effective rate on pretax losses was 39.6% and 33.8% in 2010 and 2009, respectively. The 2010 effective rate reflects the recognition of interest expense previously treated as nondeductible, which resulted from the acquisition of pushed down Merger-related debt in August 2010.

Equity in earnings of of our Oncor Holdings unconsolidated subsidiary (net of tax) increased $21 million to $277 million in 2010 reflecting improved results at Oncor due to higher revenues, primarily due to weather effects and rate increases, and the effect of a $25 million write off of regulatory assets in 2009, partially offset by increased noncash expenses recognized as a result of the PUCT's final order in the June 2008 rate review.

Net income increased $139 million to $213 million in 2010 reflecting increases in interest income and equity in earnings of Oncor Holdings, partially offset by increased interest expense.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows — Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 — Cash provided by operating activities totaled $3 million and $133 million in 2011 and 2010, respectively. The decline reflected a $181 million increase in cash interest paid, a $53 million decrease in dividends received from Oncor Holdings and payment of $30 million in income taxes to EFH Corp. in 2011, partially offset by higher interest payments received on investments in long-term debt of affiliates.

There were no cash flows related to financing or investing activities in 2011.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 — Cash provided by operating activities totaled $133 million and $216 million for the years ended December 31, 2010 and 2009, respectively, and primarily consisted of dividends received from Oncor Holdings.

Cash provided by financing activities totaled $407 million in 2010, primarily reflecting a $440 million cash capital contribution from EFH Corp. to support our acquisition of $3.594 billion principal amount of EFH Corp. debt securities for $500 million in cash and issuance of $2.180 billion of debt (see Note 5 to Financial Statements), partially offset by $31 million in fees primarily associated with the issuance of EFIH 10% Notes in exchange for long-term debt of EFH Corp. (see Note 3 to Financial Statements) and $2 million in distributions to EFH Corp. Cash used in financing activities of $216 million in 2009 reflected distributions to EFH Corp.

Cash used in investing activities totaled $497 million in 2010, reflecting investment in long-term debt of EFH Corp. and EFH Corp.'s repayment of $3 million in advances to parent.

Amortization of debt issuance costs reported in the statement of consolidated cash flows represents the expenses related to debt pushed down from EFH Corp. and debt we issued (see Note 5 to Financial Statements) and is reported in interest expense and related charges in the statement of consolidated income.

Long-Term Debt Activity — In 2011, we issued $406 billion principal amount of debt in exchange for $428 million principal amount of outstanding EFH Corp. debt. Debt pushed down to us decreased $142 million in 2011 reflecting declines in outstanding EFH Corp. debt due to debt exchanges and repurchases. In February 2012, EFIH and EFIH Finance issued $800 million principal amount of 11.750% Senior Secured Second Lien Notes due 2022. The net proceeds will be used for general corporate purposes, including the payment of a $650 million dividend to EFH Corp., which was used to repay a portion of the demand notes payable by EFH Corp. to TCEH. See Note 5 to Financial Statements.

EFH Corp. and EFIH regularly monitor the capital and bank credit markets for liability management opportunities that we believe will improve our balance sheets, including capturing debt discount and extending debt maturities. As a result, EFH Corp. or EFIH may engage, from time to time, in liability management transactions. Future activities under the liability management program may include the purchase of outstanding debt of EFH Corp. or its affiliates for cash in open market purchases or privately negotiated transactions (including pursuant to a Section 10b-5(1) plan) or via public or private exchange or tender offers. In evaluating whether to undertake any liability management transaction, including any refinancing, EFH Corp. and/or EFIH will take into account liquidity requirements, prospects for future access to capital, contractual restrictions, the market price of our outstanding debt and other factors. Any liability management transaction, including any refinancing, may occur on a stand-alone basis or in connection with, or immediately following, other liability management transactions.

Liquidity Needs — Our liquidity needs represent interest and principal payments on the EFIH Notes, which are sourced from interest and principal payments on the investments in EFH Corp. or TCEH debt securities (see Note 3 to Financial Statements), distributions from Oncor Holdings, and as necessary, additional liquidity sources including borrowings from EFH Corp. (See "Distributions from Oncor" below and Note 2 to Financial Statements.)

Secured Debt Capacity - As of February 15, 2012, EFIH believes that it and EFH Corp. collectively are permitted under its and EFH Corp.'s applicable debt agreements to issue (subject to certain exceptions and conditions set forth in their applicable debt documents) up to approximately $2.15 billion of additional aggregate principal amount of debt secured by EFIH's equity interest in Oncor Holdings (of which approximately $500 million can be on a first-priority basis and the remainder on a second-priority basis).

These amounts are estimates based on EFIH's and EFH Corp.'s current interpretation of the covenants set forth in their and their subsidiaries' applicable debt agreements and do not take into account exceptions in the agreements that may allow for the incurrence of additional secured debt, including, but not limited to, acquisition debt, coverage ratio debt, refinancing debt, capital leases and hedging obligations. Moreover, such amounts could change from time to time as a result of, among other things, the termination of any debt agreement (or specific terms therein) or a change in the debt agreement that results from negotiations with new or existing lenders. In addition, covenants included in agreements governing additional, future debt may impose greater restrictions on the incurrence of secured debt by EFIH and EFH Corp. Consequently, the actual amount of senior secured debt that EFIH and EFH Corp. are permitted to incur under their respective debt agreements could be materially different than the amounts provided above. Also see "Risk Factors - Risks Related to Substantial Indebtedness and Debt Agreements."

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

EFH Corp. made its 2011, 2010 and 2009 interest payments and will make its May 2012 interest payment on the EFH Corp. Toggle Notes by using the PIK feature of those notes. During the applicable interest periods, the interest rate on these notes is increased from 11.25% to 12.00%. Accordingly, we received aggregate principal amount of EFH Corp. notes totaling $312 million and $130 million in 2011 and 2010, respectively, and expect to receive an additional $167 million in May 2012 in in lieu of cash interest on our investment in EFH Corp. Toggle Notes. Also as a result of the PIK feature, EFH Corp. issued an aggregate principal amount of the notes to nonaffiliates totaling $43 million, $194 million, and $309 million in 2011, 2010 and 2009, respectively, and is expected to further increase the aggregate principal amount of the notes by $27 million in May 2012, all of which are subject to push down to our balance sheet. See Notes 3 and 5 to Financial Statements.

Income Tax Payments — See Note 8 to Financial Statements for discussion of income tax payments to EFH Corp.

Distributions from Oncor — Oncor's distributions to us totaled $116 million, $169 million and $216 million in the years ended December 31, 2011, 2010 and 2009, respectively. We expect to receive a distribution of between $33 million and $39 million from Oncor in late February 2012. Until December 31, 2012, distributions paid by Oncor to its members are limited to an amount not to exceed Oncor's net income determined in accordance with US GAAP, subject to certain defined adjustments. Distributions are further limited by an agreement that Oncor's regulatory capital structure, as determined by the PUCT, will be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. (See Note 7 to Financial Statements.)

In 2009, the PUCT awarded certain CREZ construction projects to Oncor. See discussion below under "Regulatory Matters — Oncor Matters with the PUCT." As a result of the increased capital expenditures for CREZ and the debt-to-equity ratio cap, we expect our distributions from Oncor will be substantially reduced or temporarily discontinued during the CREZ construction period, which is expected to be completed by the end of 2013.

Capitalization — Our capitalization ratios consisted of 62.8% and 62.1% membership interests and 32.7% and 37.9% long-term debt as of December 31, 2011 and 2010, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Covenants and Restrictions Related to EFIH Notes and Pushed Down Debt — The indentures governing the EFIH Notes, EFH Corp. 10.875% Notes, EFH Corp. Toggle Notes and EFH Corp. Secured Notes contain covenants that could have a material impact on our liquidity and operations. See Note 5 to Financial Statements for discussion of our long-term debt, including EFH Corp. debt pushed down to us as a result of our guarantee of the debt.

Adjusted EBITDA (as used in the restricted payments covenants contained in the indentures governing the EFIH Notes and the EFH Corp. Secured Notes) for the year ended December 31, 2011 totaled $1.639 billion and $5.036 billion, respectively. See Exhibits 99(a) and 99(b) for a reconciliation of net income (loss) to Adjusted EBITDA for us and EFH Corp., respectively, for the years ended December 31, 2011 and 2010.

The table below summarizes various financial ratios of EFIH and EFH Corp. that are applicable under certain threshold covenants in the indentures governing the EFIH Notes, EFH Corp. 10.875% Notes, EFH Corp. Toggle Notes and EFH Corp. Secured Notes as of December 31, 2011 and 2010 and the corresponding covenant threshold levels as of December 31, 2011. The debt incurrence and restricted payments/limitations on investments covenants thresholds described below represent levels that must be met in order for EFH Corp. and us to incur certain permitted debt or make certain restricted payments and/or investments. Our debt agreements do not contain maintenance covenants.

	December 31, 2011	December 31, 2010	Threshold Level as of December 31, 2011
Debt Incurrence Covenants:
EFH Corp. Secured Notes:
EFH Corp. fixed charge coverage ratio	1.1 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.3 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
EFIH Notes:
EFIH fixed charge coverage ratio (a)	(b)	(b)	At least 2.0 to 1.0
Restricted Payments/Limitations on Investments Covenants:
EFH Corp. 10.875% Notes and Toggle Notes:
General restrictions (Sponsor Group payments):
EFH Corp. leverage ratio	9.7 to 1.0	8.5 to 1.0	Equal to or less than 7.0 to 1.0
EFH Corp. Secured Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.4 to 1.0	1.6 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.1 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	9.7 to 1.0	8.5 to 1.0	Equal to or less than 7.0 to 1.0
EFIH Notes:
General restrictions (non-EFH Corp. payments):
EFIH fixed charge coverage ratio (a)(d)	81.7 to 1.0	23.9 to 1.0	At least 2.0 to 1.0
General restrictions (EFH Corp. payments):
EFIH fixed charge coverage ratio (a)(d)	(b)	(b)	At least 2.0 to 1.0
EFIH leverage ratio	5.3 to 1.0	5.3 to 1.0	Equal to or less than 6.0 to 1.0
_____________

(a)
Although we currently meet the fixed charge coverage ratio threshold applicable to certain covenants contained in the indentures governing the EFIH Notes, our ability to use such thresholds to incur debt or make restricted payments/investments is currently limited by the covenants under the EFH Corp. 10.875% Notes, EFH Corp. Toggle Notes and EFH Corp. Secured Notes.

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

Material Cross Default/Acceleration Provisions — Certain of our financing arrangements contain provisions that could result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could or does result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions.

The indentures governing the EFIH Notes contain a cross acceleration provision whereby a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of EFIH or any of its restricted subsidiaries in an aggregate amount equal to or greater than $250 million may cause the acceleration of the EFIH Notes.

The indentures governing the EFH Corp. Secured Notes contain a cross acceleration provision whereby a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of EFH Corp. or any of its restricted subsidiaries, including EFIH, in an aggregate amount equal to or greater than $250 million may cause the acceleration of the EFH Corp. Secured Notes.

Long-Term Contractual Obligations and Commitments — The following table summarizes our contractual cash obligations as of December 31, 2011 (see Note 5 to Financial Statements for additional disclosures regarding these long-term debt obligations).

Contractual Cash Obligations (a)	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long-term debt – principal	$—	$—	$—	$3,433	$3,433
Long-term debt – interest	340	704	704	1,250	2,998
Total contractual cash obligations	$340	$704	$704	$4,683	$6,431
_____________

(a)
Excludes unamortized premiums and $27 million of additional principal amount of EFH Corp. Toggle Notes subject to push down (at 50%) to EFIH expected to be issued in May 2012 and due in 2017, reflecting the election of the PIK feature on the EFH Corp. Toggle Notes as discussed above under "Toggle Notes Interest Election Related to Pushed Down EFH Corp. Debt." Includes $706 million principal amount and related interest of EFH Corp. notes pushed down to EFIH (see Note 5 to Financial Statements.)

Guarantees — See Note 5 to Financial Statements for details of guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

See Notes 2 and 5 to Financial Statements regarding VIEs and guarantees, respectively.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after December 31, 2011 that are expected to materially impact our financial statements.

REGULATORY MATTERS

Sunset Review and Other State Legislation

PURA, the PUCT, ERCOT, the TCEQ and the Texas Office of Public Utility Counsel (OPUC) were subject to "sunset" review by the Texas Legislature in the 2011 legislative session. Sunset review includes, generally, a comprehensive review of the need for and effectiveness of an administrative agency (the PUCT, ERCOT, the TCEQ or the OPUC), along with an evaluation of the advisability of any changes to that agency's authorizing legislation (e.g., PURA). During the 2011 legislative session, the Texas Legislature extended the life of the PUCT until 2013, at which time the PUCT will undergo a limited purpose sunset review. The Texas Legislature also continued ERCOT until the subsequent PUCT sunset review and the OPUC and the TCEQ for 12 years.

During the 2011 legislative session, the Texas Legislature passed Senate Bill 1693, which directs the PUCT to adopt a rule that will allow utilities to recover distribution-related investments on an interim basis without the need for a full rate case. In September 2011, the PUCT approved the periodic rate adjustment rule, which allows utilities to file, under certain circumstances, up to four periodic rate adjustments for these distribution investments between rate cases. No other legislation passed during the 2011 legislative session is expected to have a material impact on Oncor's or our operations, results of operations, liquidity or financial condition.

Oncor Matters with the PUCT

2011 Rate Review Filing (PUCT Docket No. 38929) — In January 2011, Oncor filed for a rate review with the PUCT and 203 original jurisdiction cities based on a test year ended June 30, 2010. If approved as requested, this review would have resulted in an aggregate annual rate increase of approximately $353 million over the test year period adjusted for the impact of weather. Oncor also requested a revised regulatory capital structure of 55% debt to 45% equity. In April 2011, Oncor filed, and the administrative law judges in the rate review granted, a motion requesting abatement of the procedural schedule on the grounds that Oncor and the other parties had reached a Memorandum of Settlement that would settle and resolve all issues in the rate review. Oncor filed a stipulation (including a proposed order and proposed tariffs) in May 2011 that incorporated the Memorandum of Settlement along with other documentation (stipulation) for the purpose of obtaining final approval of the settlement. The terms of the stipulation include an approximate $137 million base rate increase and additional provisions to address franchise fees (discussed below) and other expenses. The stipulation resulted in an impact of less than 1% on an average retail residential monthly bill of 1,300 kWh. Approximately $93 million of the increase became effective in July 2011, and the remainder became effective January 1, 2012. Under the stipulation, amortization of Oncor's regulatory assets increased by approximately $24 million ($14 million of which will be recognized as tax expense) annually beginning January 1, 2012. The stipulation did not change Oncor's authorized regulatory capital structure of 60% debt and 40% equity or its authorized return on equity of 10.25%. Under the terms of the stipulation, Oncor cannot file another general base rate review prior to July 1, 2013, but is not restricted from filing wholesale transmission rate, transmission cost recovery factor, distribution-related investment and other rate updates and adjustments permitted by Texas state law and PUCT rules. In August 2011, the PUCT issued a final order approving the rate review settlement terms contained in a "modified" stipulation, which removed a payment to certain cities of franchise fees as discussed immediately below.

In response to concerns raised by PUCT Commissioners at a July 2011 PUCT open meeting regarding the stipulation, Oncor filed a modified stipulation that removed from the stipulation a one-time payment to certain cities served by Oncor for retrospective franchise fees. Instead, pursuant to the terms of a separate agreement with certain cities served by Oncor, Oncor will make retrospective franchise fee payments to cities that accept the terms of the separate agreement. If all cities accept, the payments will total approximately $22 million. Through December 31, 2011, Oncor had made substantially all of the franchise fee payments. The payments are subject to refund from the cities or recovery from customers after final resolution of proceedings related to the appeals from Oncor's June 2008 rate review filing discussed below. No other significant terms of the stipulation were revised.

2008 Rate Review Filing (PUCT Docket No. 35717) — In August 2009, the PUCT issued a final order with respect to Oncor's June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007, and new rates were implemented in September 2009. The final order approved a total annual revenue requirement for Oncor of $2.64 billion, based on a 2007 test year cost of service and customer characteristics. New rates were calculated for all customer classes using 2007 test year billing metrics and the approved class cost allocation and rate design. The PUCT staff estimated that the final order resulted in an approximate $115 million increase in base rate revenues over Oncor's 2007 adjusted test year revenues, before recovery of rate case expenses. Prior to implementing the new rates in September 2009, Oncor had already begun recovering $45 million of the $115 million increase as a result of approved transmission cost recovery factor and energy efficiency cost recovery factor filings, such as those discussed below.

Key findings by the PUCT in the rate review included:

•
recognizing and affirming Oncor's corporate ring-fence from EFH Corp. and its unregulated affiliates by rejecting a proposed consolidated tax savings adjustment arising out of EFH Corp.'s ability to offset Oncor's taxable income against losses of EFH Corp's unregulated affiliates;

•
approving the recovery of all of Oncor's capital investment in its transmission and distribution system, including investment in certain automated meters that will be replaced pursuant to Oncor's advanced meter deployment plan;

•	denying recovery of $25 million of regulatory assets, which resulted in a $16 million after-tax loss being recognized in the third quarter 2009, and

•	setting Oncor's return on equity at 10.25%.

In November 2009, Oncor and four other parties appealed various portions of the rate case final order to a state district court. In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT's disallowance of certain franchise fees and the PUCT's decision that PURA no longer requires imposition of a rate discount for state colleges and universities. Oncor filed an appeal with the Austin Court of Appeals in February 2011 with respect to the issues it appealed to the district court and did not prevail upon, as well as the district court's decision to reverse the PUCT with respect to discounts for state colleges and universities. All briefing has been completed and the parties are waiting for the Court of Appeals to set a date for oral argument. Oncor is unable to predict the outcome of the appeal.

Competitive Renewable Energy Zones (CREZs) — In 2009, the PUCT awarded Oncor CREZ construction projects (PUCT Docket Nos. 35665 and 37902) requiring 14 related Certificate of Convenience and Necessity (CCN) amendment proceedings before the PUCT for 17 projects. All 17 projects and 14 CCN amendments have been approved by the PUCT. The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of Texas. In addition to these projects, ERCOT completed a study in December 2010 that will result in Oncor and other transmission service providers building additional facilities to provide further voltage support to the transmission grid as a result of CREZ. Oncor currently estimates, based on these additional voltage support facilities and the approved routes and stations for its awarded CREZ projects, that CREZ construction costs will total approximately $2.0 billion. CREZ-related costs could change based on finalization of costs for the additional voltage support facilities and final detailed designs of subsequent project routes. As of December 31, 2011, Oncor's cumulative CREZ-related capital expenditures totaled $899 million, including $583 million in 2011. Oncor expects that all necessary permitting actions and other requirements and all line and station construction activities for Oncor's CREZ construction projects will be completed by the end of 2013 with additional voltage support projects completed by early 2014.

Transmission Cost Recovery and Rates (PUCT Docket Nos. 39940, 39456, 38938, 38460, 37882, 40142, 39644 and 38495) — In order to recover its wholesale transmission costs, including fees paid to other transmission service providers, Oncor updates the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs twice a year. In November 2011, Oncor filed an application to update the TCRF, which has been approved and will become effective March 1, 2012. This application is designed to lower Oncor's revenues for the period from March 2012 through August 2012 by $41 million, reflecting over-recoveries due to hot weather in the summer of 2011. In June 2011, Oncor filed an application to increase the TCRF, which became effective in September 2011. This application was designed to increase Oncor's revenues for the period from September 2011 through February 2012 by $24 million.

In December 2010, Oncor filed an application to increase the TCRF, which was administratively approved in January 2011 and became effective March 1, 2011. This application was designed to increase Oncor's revenues for the period from March 2011 through August 2011 by $17 million. In July 2010, an application was filed to increase the TCRF, which was administratively approved in August 2010 and became effective September 1, 2010. This application was designed to increase Oncor's revenues for the period September 2010 through February 2011 by $7 million. In January 2010, an application was filed to increase the TCRF, which was administratively approved in February 2010 and became effective March 1, 2010. This application was designed to increase Oncor's revenues for the period May 2010 through August 2010 by $6 million.

In January 2012, Oncor filed an application for an interim update of its wholesale transmission rate. Oncor expects PUCT approval of the new rate by the end of March 2012. The effect on Oncor's annualized revenues is expected to be immaterial.

In August 2011, Oncor filed an application for an interim update of its wholesale transmission rate, and the PUCT approved the new rate effective October 27, 2011. Oncor's annualized revenues increased by an estimated $35 million with $22 million of this increase recoverable through transmission rates charged to wholesale customers and the remaining $13 million recoverable from REPs through the TCRF component of Oncor's delivery rates.

In July 2010, Oncor filed an application for an interim update of its wholesale transmission rate, and the PUCT approved the new rate effective September 29, 2010. Oncor's annualized revenues increased by an estimated $43 million with $27 million of this increase recoverable through transmission rates charged to wholesale customers and the remaining $16 million recoverable from REPs through the TCRF component of Oncor's delivery rates.

Application for Reconciliation of Advanced Meter Surcharge (PUCT Docket No. 39552) — In July 2011, Oncor filed an application with the PUCT for reconciliation of all costs incurred and investments made through December 31, 2010, in the deployment of its advanced meter system (AMS) pursuant to its AMS Deployment Plan that was approved in Docket No. 35718. The order in Docket No. 35718 included a requirement that Oncor file a reconciliation proceeding two years after the implementation of the AMS surcharge. Through the end of 2010, Oncor spent approximately $357 million in executing the approved AMS Deployment Plan and billed customers approximately $171 million through the AMS surcharge. Oncor did not seek a change in the AMS surcharge or the AMS Deployment Plan in this proceeding. In October 2011, Oncor and other parties to the case filed a proposed order and stipulation, which would resolve all issues in the case. In November 2011, the PUCT issued a final order in the proceeding approving the stipulation and finding that costs expended and investments made in the deployment of Oncor's AMS through December 31, 2010 were properly allocated, reasonable and necessary.

As of December 31, 2011, Oncor had installed 2,302,000 advanced digital meters, including 788,000 in 2011. As the new meters are integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $518 million as of December 31, 2011, including $158 million in 2011. Oncor expects to complete installations of the advanced meters by the end of 2012.

Oncor may, through subsequent reconciliation proceedings, request recovery of additional costs that are reasonable and necessary. While there is a presumption that costs spent in accordance with a plan approved by the PUCT are reasonable and necessary, recovery of any costs that are found not to have been spent or properly allocated, or not to be reasonable or necessary, must be refunded.

Application for 2012 and 2011 Energy Efficiency Cost Recovery Factors (PUCT Docket Nos. 39375 and 38217) — In May 2011, Oncor filed an application with the PUCT to request approval of an energy efficiency cost recovery factor (EECRF) for 2012. PUCT rules require Oncor to make an annual EECRF filing by May 1 (or the first business day in May) for implementation at the beginning of the next calendar year. The requested 2012 EECRF is $54 million, as compared to $51 million established for 2011, and would result in a $0.99 per month charge for residential customers, as compared to the 2011 residential charge of $0.91 per month. In September 2011, Oncor and the other parties to the case filed a proposed order and stipulation, which would resolve all issues in the case. As agreed in the stipulation, the 2012 EECRF is designed to recover $49 million of Oncor's costs for the 2012 programs and an $8 million performance bonus based on 2010 results, partially offset by a $3 million reduction for over-recovery of 2010 costs. In November 2011, The PUCT approved the proposed order and stipulation.

In April 2010, Oncor filed an application with the PUCT to request approval of an EECRF for 2011. In September 2010, the PUCT ruled that Oncor would be allowed to recover $51 million through its 2011 EECRF, including $45 million for 2011 program costs and an $11 million performance bonus based on 2009 results partially offset by a $5 million reduction for over-recovery of 2009 costs, as compared to $54 million recovered through its 2010 EECRF. The resulting monthly charge for residential customers was $0.91, as compared to the 2010 residential charge of $0.89 per month.

Remand of 1999 Wholesale Transmission Matrix Case (PUCT Docket No. 38780)— In October 2010, the PUCT established Docket No. 38780 for the remand of Docket No. 20381, the 1999 wholesale transmission charge matrix case. A joint settlement agreement was entered into effective October 6, 2003. This settlement resolved disputes regarding wholesale transmission pricing and charges for the period January 1997 through August 1999, the period prior to the September 1, 1999 effective date of the legislation that authorized 100% postage stamp pricing for ERCOT wholesale transmission. Since a series of appeals has become final, the 1999 matrix docket has been remanded to the PUCT to address additional issues.

The first issue is the wholesale transmission transition mechanism for the period of September 1999 through December 1999. The appealing parties (Texas Municipal Power Agency, the City of Denton, the City of Garland and GEUS (formerly known as Greenville Electric Utility System)) argued that the transition mechanism was not authorized in the September 1, 1999 100% postage stamp pricing legislation and should not have continued it for the last four months of 1999. In October 2011, certain parties filed a proposed settlement of this issue, subject to PUCT approval, in which Oncor would pay approximately $9 million including interest through October 9, 2003. The PUCT approved the settlement at its January 12, 2012 open meeting. Oncor anticipates making the payment in accordance with the settlement in the first quarter of 2012. Oncor believes the settlement payment is probable for future recovery through rates.

Regarding the second issue, the San Antonio City Public Service Board (CPSB) made a filing in January 2011 with the PUCT (PUCT Docket No. 39068) seeking an additional $22 million of Transmission Cost of Service (TCOS) revenue, including interest, for the period of September 1999 through December 2000, based upon CPSB's claim that the PUCT did not have the authority to reduce CPSB's requested TCOS revenue requirement for that period. Oncor would be responsible for approximately $11 million of the requested revenue. In January 2012, the PUCT upheld an administrative law judge's earlier decision to dismiss CPSB's request.

Stipulation Approved by the PUCT — In April 2008, the PUCT entered an order (PUCT Docket No. 34077), which became final in June 2008, approving the terms of a stipulation relating to the filing in 2007 by Oncor and Texas Holdings with the PUCT pursuant to Section 14.101(b) of PURA and PUCT Substantive Rule 25.75. The filing reported an ownership change involving Texas Holdings' purchase of EFH Corp. Among other things, the stipulation required the filing of a rate case by Oncor no later than July 1, 2008 based on a test year ended December 31, 2007, which Oncor filed in June 2008 as discussed above. In July 2008, Nucor Steel filed an appeal of the PUCT's order in the 200th District Court of Travis County, Texas. A hearing on the appeal was held in June 2010, and the District Court affirmed the PUCT order in its entirety. Nucor Steel appealed that ruling to the Third District Court of Appeals in Austin, Texas in July 2010. Oral argument was held before the court in March 2011. There is no deadline for the court to act. While Oncor is unable to predict the outcome of the appeal, it does not expect the appeal to affect the major provisions of the stipulation.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly affect our results of operations, liquidity or financial condition.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place. All of our long-term debt as of December 31, 2011 and 2010 carried fixed interest rates. The effects of unamortized premiums are excluded from the table.

	Expected Maturity Date
	(millions of dollars, except percentages)
	2012	2013	2014	2015	2016	There- after	2011 Total Carrying Amount	2011 Total Fair Value	2010 Total Carrying Amount	2010 Total Fair Value
Long-term debt (including current maturities):
Fixed rate debt amount (a)	$—	$—	$—	$—	$—	$3,433	$3,433	$3,494	$3,172	$3,079
Average interest rate (b)	—%	—%	—%	—%	—%	10.21%	10.21%		10.21%
_____________

(a)	Includes pushed down debt. See Note 5 to Financial Statements.

(b)	Uses 11.25% cash rate for EFH Corp. Toggle Notes.

Credit Risk

We are exposed to affiliate credit risk associated with the $4.429 billion principal amount of EFH Corp. debt securities and $79 million principal amount of TCEH debt securities we hold as investments (see Note 3 to Financial Statements). The credit rating of each of these securities is below investment grade. The carrying value of these securities was $3.632 billion as of December 31, 2011.

Oncor's Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. Oncor's customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT. Meeting these standards does not guarantee that a REP will be able to perform its obligations. REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of PURA and PUCT rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT. PUCT rules allow for the recovery of uncollectible amounts from nonaffiliated REPs, reducing the credit risk of such receivables.

Oncor's exposure to credit risk associated with accounts receivable totaled $138 million from affiliates, substantially all of which consisted of trade accounts receivable from TCEH, and $305 million from nonaffiliated customers as of December 31, 2011. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $2 million as of December 31, 2011. The nonaffiliated exposure consists almost entirely of noninvestment grade trade accounts receivable, of which $225 million represented trade accounts receivable from REPs. As of December 31, 2011, subsidiaries of one nonaffiliated REP collectively represented approximately 10% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure.

As of December 31, 2011, Oncor was exposed to credit risk associated with a note receivable from TCEH totaling $179 million ($41 million reported as current). See Note 8 to Financial Statements for discussion of this and other transactions between Oncor and TCEH and EFH Corp.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "should," "projection," "target," "goal,” "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, "Risk Factors" and the discussion under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•
prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, the FERC, the NERC, the TRE, the PUCT, the EPA, and the TCEQ, with respect to:

◦	allowed rate of return;

◦	permitted capital structure;

◦	industry, market and rate structure;

◦	recovery of investments;

◦	acquisition and disposal of assets and facilities;

◦	operation and construction of facilities;

◦	changes in tax laws and policies, and

◦	changes in and compliance with environmental and safety laws and policies;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	economic conditions, including the impact of a recessionary environment;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist or cybersecurity threats or activities;

•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in ERCOT;

•	changes in business strategy, development plans or vendor relationships;

•	unanticipated changes in interest rates or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•
commercial bank and financial market conditions, access to capital, the cost of such capital, and the results of financing and refinancing efforts by EFIH and/or its subsidiaries and affiliates, including availability of funds in the capital markets and the potential impact of disruptions in US credit markets;

•	the willingness of EFH Corp.'s and TCEH's lenders to extend the maturities of their debt instruments and the terms and conditions of any such extensions;

•	activity in the credit default swap market related to our debt securities or debt securities of EFH Corp. that we guarantee;

•	inability of various counterparties to meet their financial obligations to EFIH and/or its subsidiaries, including failure of counterparties to perform under agreements;

•	changes in technology used by and services offered by EFIH and/or its subsidiaries;

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

•	significant changes in critical accounting policies material to EFIH and/or its subsidiaries;

•	circumstances which may contribute to future impairment of goodwill, intangible or other long-lived assets;

•	financial restrictions imposed by the agreements governing EFIH's, Oncor's and certain of EFH Corp.'s debt instruments;

•	our ability to generate sufficient cash flow to make interest payments on our debt instruments;

•
EFH Corp.'s or its subsidiaries', including, in particular, TCEH's, ability to make principal and interest payments on their debt we hold as an investment or to provide sufficient capital contributions or loans to us to make interest payments on our debt instruments;

•	hazards customary to the industry and the possibility that EFIH and/or its subsidiaries may not have adequate insurance to cover losses resulting from such hazards;

•	actions by credit rating agencies;

•	adverse claims by our creditors or holders of our debt securities, and

•	the ability of EFIH and/or its subsidiaries to effectively execute their operational strategy.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Energy Future Intermediate Holding Company LLC
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Energy Future Intermediate Holding Company LLC (a subsidiary of Energy Future Holdings Corp.) and subsidiaries (“EFIH”) as of December 31, 2011 and 2010, and the related statements of consolidated income, comprehensive income, cash flows and membership interests for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of EFIH's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Energy Future Intermediate Holding Company LLC and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The financial statements include investments in related party debt securities with carrying values of $3.6 billion (38% of total assets) and $2.8 billion (33% of total assets) as of December 31, 2011 and 2010, respectively. EFIH has provided guarantees for debt issued by Energy Future Holdings Corp. (“EFH Corp.”). EFIH's primary liquidity needs are sourced from interest and principal payments on EFIH's investments in EFH Corp. and Texas Competitive Electric Holdings Company LLC debt securities and distributions from Oncor Electric Delivery Holdings Company LLC, all of which are related party transactions. See Notes 2, 3, 5 and 8.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EFIH's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2012 expressed an unqualified opinion on EFIH's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 20, 2012

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC STATEMENTS OF CONSOLIDATED INCOME (LOSS) (millions of dollars)

	Year Ended December 31,
	2011	2010	2009
Interest income (Note 3)	$552	$209	$4
Interest expense and related charges (Note 9)	(348)	(315)	(279)
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	204	(106)	(275)
Income tax (expense) benefit (Note 4)	(73)	42	93
Equity in earnings (losses) of unconsolidated subsidiary (net of tax) (Note 2)	286	277	256
Net income	$417	$213	$74

See Notes to Financial Statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (millions of dollars)

	Year Ended December 31,
	2011	2010	2009
Net income	$417	$213	$74
Other comprehensive income — net of tax effects:
Investments in long-term debt of affiliates — net increase in fair value of securities — available for sale (net of tax expense of $21, $— and $—) (Note 3)	40	—	—
Cash flow hedges — net decrease in fair value of derivatives held by unconsolidated subsidiary (net of tax benefit of $13, $— and $—) (Note 7)	(23)	—	—
Total other comprehensive income	$17	$—	$—
Comprehensive income	$434	$213	$74

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC STATEMENTS OF CONSOLIDATED CASH FLOWS (millions of dollars)

	Year Ended December 31,
	2011	2010	2009
Cash flows — operating activities:
Net income	$417	$213	$74
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of unconsolidated subsidiary	(286)	(277)	(256)
Distributions of earnings from unconsolidated subsidiary	116	169	216
Deferred income taxes – net (Note 4)	(2)	144	(56)
PIK interest income on EFH Toggle Notes held as an investment (Note 3)	(309)	(55)	—
Noncash interest expense related to pushed down debt of parent (Note 5)	81	231	265
Noncash impairment of investment in long-term debt of affiliates (Note 3)	77	17	—
Accretion of purchase discount on investment in long-term debt of affiliates (Note 3)	(140)	(61)	—
Amortization of debt issuance costs	6	9	10
Gain on retirement of EFH Corp. debt acquired in debt exchange (Note 5)	(3)	—	—
Changes in operating assets and liabilities:
Assets	(12)	(69)	(4)
Liabilities (primarily accrued taxes)	58	(188)	(33)
Cash provided by operating activities	3	133	216
Cash flows — financing activities:
Equity contribution from EFH Corp. (Note 7)	—	440	—
Distributions to EFH Corp. (Note 7)	—	(2)	(216)
Debt exchange and issuance costs	—	(31)	—
Cash provided by (used in) financing activities	—	407	(216)
Cash flows — investing activities:
Advances to EFH Corp.	—	3	—
Investment in long-term debt of affiliates	—	(500)	—
Cash used in investing activities	—	(497)	—
Net change in cash and cash equivalents	3	43	—
Cash and cash equivalents — beginning balance	43	—	—
Cash and cash equivalents — ending balance	$46	$43	$—

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC CONSOLIDATED BALANCE SHEETS (millions of dollars)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$46	$43
Receivables from affiliates	86	73
Total current assets	132	116
Investment in Oncor Holdings (Note 2)	5,720	5,544
Investment in long-term debt of affiliates (includes available-for-sale securities totaling $3.632 billion and $44 million) (Note 3)	3,632	2,845
Other noncurrent assets	33	42
Total assets	$9,517	$8,547
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Trade accounts and other payables to affiliates	$—	$1
Income taxes payable to EFH Corp. (Note 8)	—	46
Accrued interest	49	46
Total current liabilities	49	93
Accumulated deferred income taxes (Note 4)	108	89
Income taxes payable to EFH Corp.	119	—
Long-term debt (Note 5)	3,436	3,172
Total liabilities	3,712	3,354
Commitments and Contingencies (Note 6)
Membership interests (Note 7):
Capital account	5,790	5,195
Accumulated other comprehensive income (loss)	15	(2)
Total membership interests	5,805	5,193
Total liabilities and membership interests	$9,517	$8,547

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS (millions of dollars)

	Year Ended December 31,
	2011	2010	2009
Capital account:
Balance as of beginning of period	$5,195	$3,012	$3,071
Net income	417	213	74
Contribution from parent	—	440	—
Distributions to EFH Corp.	—	(2)	(216)
Effect of debt push-down from EFH Corp. (a)	194	1,492	107
Capital contributions (b)	29	40	50
Effect of retirement of EFH Corp. debt acquired in debt exchange (Note 7)	(45)	—	(74)
Balance as of end of period	5,790	5,195	3,012
Accumulated other comprehensive income (loss), net of tax effects:
Balance as of beginning of period	(2)	(2)	(2)
Net effects of investment in long-term debt of affiliates	40	—	—
Net effects of cash flow hedges	(23)	—	—
Balance as of end of period	15	(2)	(2)
Total membership interests as of end of period	$5,805	$5,193	$3,010
_____________

(a)
Represents the effect of a net reduction of $142 million and $1.521 billion and a net increase of $122 million in 2011, 2010 and 2009, respectively, of debt pushed down from EFH Corp. (Note 5) and related interest and income tax effects.

(b)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of equity interests in Oncor.

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References in this report to "we," "our," "us" and "the company" are to EFIH and/or its direct and indirect subsidiaries as apparent in the context. See "Glossary" for defined terms.

EFIH is a Dallas, Texas-based holding company whose wholly-owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power to residential, business and other consumers in the north-central, eastern and western parts of Texas. EFIH is a direct, wholly-owned subsidiary of EFH Corp. EFIH has no reportable business segments. See Note 2 regarding the deconsolidation of Oncor Holdings and its subsidiaries as a result of amended consolidation accounting standards related to variable interest entities (VIEs) effective January 1, 2010.

Various "ring-fencing" measures have been taken to enhance the credit quality of Oncor Holdings and Oncor. These measures serve to mitigate Oncor's and Oncor Holdings' credit exposure to the Texas Holdings Group, which includes EFIH, and to reduce the risk that the assets and liabilities of Oncor or Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of Texas Holding Group's subsidiaries. Such measures include, among other things: Oncor's sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; the board of directors of Oncor Holdings and Oncor being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities' providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. Oncor and Oncor Holdings do not bear any liability for debt or contractual obligations of the Texas Holdings Group (including, but not limited to, our debt obligations), and vice versa. Accordingly, Oncor Holdings' operations are conducted, and its cash flows managed, independently from the Texas Holdings Group.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in EFIH's Annual Report on Form 10-K for the year ended December 31, 2010. Our investment in Oncor Holdings does not meet accounting standards criteria for consolidation and is accounted for under the equity method effective January 1, 2010 (see Note 2). All intercompany items and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

Income Taxes

EFH Corp. files a consolidated federal income tax return and allocates income tax liabilities to us substantially as if we were filing our own corporate income tax returns, except that amounts due from Oncor Holdings under a tax sharing agreement are settled directly with EFH Corp. in accordance with that agreement. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities.

Investment in Long-Term Debt of Affiliates

Investments in long-term debt are classified as available-for-sale securities in the balance sheet and are recorded at fair value with unrealized gains or losses recorded in other comprehensive income. We evaluate investments in long-term debt of affiliates for impairment and record an impairment loss if declines in fair value are deemed to be other than temporary, which occurs if we determine we will be unable to recover the carrying value of the investment. Impairments are accounted for as a reduction of interest income if related to the issuer's credit. If they are not related to the issuers credit, the impairments are recorded in other comprehensive income. See Note 3 for a discussion of investments in long-term debt of affiliates.

Impairment of Equity Method Investments

We evaluate our investment in Oncor Holdings whenever factors indicate that a decrease in the value of the investment has occurred that is not temporary. Indicators that should be evaluated for possible impairment of the investment include recurring operating losses of the investee or fair value measures that are less than carrying value. An impairment loss is recognized if the carrying value of the investment is greater than the fair value of the investment, and the loss is not deemed temporary. Fair value is determined by discounted cash flows, supported by available market valuations, if applicable.

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

Push-Down of EFH Corp. Debt

In accordance with SEC Staff Accounting Bulletin (SAB) Topic 5-J, we reflect amounts of certain EFH Corp. 10.875% Notes, EFH Corp. Toggle Notes and EFH Corp. Secured Notes on our balance sheet and the related interest expense in our income statement. The amount reflected on our balance sheet was calculated based upon the relative equity investment of EFCH and EFIH in their respective operating subsidiaries as of the time of the Merger (see Note 5).

2.	INVESTMENT IN ONCOR HOLDINGS

A variable interest entity (VIE) is an entity with which we have a relationship or arrangement that indicates some level of control over the entity or results in economic risks to us. Accounting standards require consolidation of a VIE if we have (a) the power to direct the significant activities of the VIE and (b) the right or obligation to absorb profit and loss from the VIE (primary beneficiary). As discussed below, our balance sheet reflects the deconsolidation (on a retrospective basis as of January 1, 2010) of Oncor Holdings, which holds an approximate 80% interest in Oncor, and the reporting of our investment in Oncor Holdings under the equity method.

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

In reaching the conclusion to deconsolidate, we conducted an extensive analysis of Oncor Holdings' underlying governing documents and management structure. Oncor Holdings' unique governance structure was adopted in conjunction with the Merger, when the Sponsor Group, EFH Corp. and Oncor agreed to implement structural and operational measures to "ring-fence" (the Ring-Fencing Measures) Oncor Holdings and Oncor as discussed in Note 1. The Ring-Fencing Measures were designed to prevent, among other things, (i) increased borrowing costs at Oncor due to the attribution to Oncor of debt from any of EFH Corp.'s other subsidiaries, (ii) the activities of EFH Corp.'s unregulated operations following the Merger resulting in the deterioration of Oncor's business, financial condition and/or investment in infrastructure, and (iii) Oncor becoming substantively consolidated into a bankruptcy proceeding involving any member of the Texas Holdings Group. The Ring-Fencing Measures effectively separated the daily operational and management control of Oncor Holdings and Oncor from EFH Corp. and its other subsidiaries. By implementing the Ring-Fencing Measures, Oncor maintained its investment grade credit rating following the Merger, and EFH Corp. reaffirmed Oncor's independence from its unregulated businesses to the PUCT.

We determined the most significant activities affecting the economic performance of Oncor Holdings (and Oncor) are the operation, maintenance and growth of Oncor's electric transmission and distribution assets and the preservation of its investment grade credit profile. The boards of directors of Oncor Holdings and Oncor have ultimate responsibility for the management of the day-to-day operations of their respective businesses, including the approval of Oncor's capital expenditure and operating budgets and the timing and prosecution of Oncor's rate cases. While both boards include members appointed by EFH Corp., a majority of the board members are independent in accordance with rules established by the New York Stock Exchange, and therefore, we concluded for purposes of applying the amended accounting standards that EFH Corp. and EFIH does not have the power to control the activities deemed most significant to Oncor Holdings' (and Oncor's) economic performance.

In assessing EFIH's ability to exercise control over Oncor Holdings and Oncor, we considered whether we could take actions to circumvent the purpose and intent of the Ring-Fencing Measures (including changing the composition of Oncor Holdings' or Oncor's board) in order to gain control over the day-to-day operations of either Oncor Holdings or Oncor. We also considered whether (i) we have the unilateral power to dissolve, liquidate or force into bankruptcy either Oncor Holdings or Oncor, (ii) we could unilaterally amend the Ring-Fencing Measures contained in the underlying governing documents of Oncor Holdings or Oncor, and (iii) we could control Oncor's ability to pay distributions and thereby enhance its own cash flow. We concluded that, in each case, no such opportunity exists.

We account for our investment in Oncor Holdings under the equity method, as opposed to the cost method, because, while we do not have the power to direct Oncor's significant activities, we do have the ability to exercise significant influence (as defined by US GAAP) over its activities.

The carrying value of our variable interest in Oncor Holdings that we do not consolidate totaled $5.720 billion and $5.544 billion as of December 31, 2011 and 2010, respectively, and is reported as investment in Oncor Holdings in the balance sheet. Our maximum exposure to loss from these interests does not exceed our carrying value.

Distributions from Oncor Holdings — A substantial portion of our net income has been derived from Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the boards determine that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings. Oncor's distributions to us totaled $116 million, $169 million and $216 million in the years ended December 31, 2011, 2010 and 2009, respectively. Until December 31, 2012, distributions paid by Oncor to its members are limited to an amount not to exceed Oncor's cumulative net income determined in accordance with US GAAP, subject to certain defined adjustments. Such adjustments include deducting a $46 million after-tax refund to customers in 2008, net accretion of fair value adjustments resulting from purchase accounting and funds spent as part of a $100 million commitment for additional demand-side management or other energy efficiency initiatives, which totaled $48 million after tax through December 31, 2011, and removing the effects of the $860 million goodwill impairment charge in 2008. As of December 31, 2011, $327 million was available for distribution to Oncor's members under the cumulative net income restriction, of which approximately 80% relates to our ownership interest in Oncor.

Oncor's distributions are further limited by an agreement with the PUCT that its regulatory capital structure, as determined by the PUCT, will be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. As of December 31, 2011, Oncor's regulatory capitalization ratio was 59.7% debt and 40.3% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility's debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes bonds issued by Oncor Electric Delivery Transition Bond Company, which were issued in 2003 and 2004 to recover specific generation-related regulatory asset stranded and other qualified costs. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization). As of December 31, 2011, $45 million was available for distribution under the capital structure restriction, of which approximately 80% relates to our ownership interest in Oncor.

Oncor Holdings Financial Statements — Condensed statements of consolidated income of Oncor Holdings and its subsidiaries for the years ended December 31, 2011, 2010 and 2009 are presented below:

	Year Ended December 31,
	2011	2010	2009
Operating revenues	$3,118	$2,914	$2,690
Operation and maintenance expenses	(1,097)	(1,009)	(962)
Write off of regulatory assets	—	—	(25)
Depreciation and amortization	(719)	(673)	(557)
Taxes other than income taxes	(400)	(384)	(385)
Other income	30	36	49
Other deductions	(9)	(8)	(14)
Interest income	32	38	43
Interest expense and related charges	(359)	(347)	(346)
Income before income taxes	596	567	493
Income tax expense	(236)	(220)	(173)
Net income	360	347	320
Net income attributable to noncontrolling interests	(74)	(70)	(64)
Net income attributable to Oncor Holdings	$286	$277	$256

Assets and liabilities of Oncor Holdings as of December 31, 2011 and 2010 are presented below:

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$12	$33
Restricted cash	57	53
Trade accounts receivable — net	303	254
Trade accounts and other receivables from affiliates	179	182
Income taxes receivable from EFH Corp.	—	72
Inventories	71	96
Accumulated deferred income taxes	73	10
Prepayments and other current assets	74	80
Total current assets	769	780
Restricted cash	16	16
Receivable from TCEH related to nuclear plant decommissioning	225	206
Other investments	73	78
Property, plant and equipment — net	10,569	9,676
Goodwill	4,064	4,064
Note receivable due from TCEH	138	178
Regulatory assets — net	1,505	1,782
Other noncurrent assets	73	58
Total assets	$17,432	$16,838
LIABILITIES
Current liabilities:
Short-term borrowings	$392	$377
Long-term debt due currently	494	113
Trade accounts payable — nonaffiliates	197	125
Income taxes payable to EFH Corp.	2	—
Accrued taxes other than income	151	133
Accrued interest	108	108
Other current liabilities	112	109
Total current liabilities	1,456	965
Accumulated deferred income taxes	1,688	1,516
Investment tax credits	28	32
Long-term debt, less amounts due currently	5,144	5,333
Other noncurrent liabilities and deferred credits	1,832	1,996
Total liabilities	$10,148	$9,842

3.	INVESTMENTS IN LONG-TERM DEBT OF AFFILIATES

As a result of debt exchanges in November 2009, August 2010 and April 2011, we hold debt securities of EFH Corp. and TCEH with carrying values totaling $3.632 billion and $2.845 billion as of December 31, 2011 and 2010, respectively, reported as investment in long-term debt of affiliates.

As of December 31, 2011, all of these debt securities are classified as available-for-sale. In the third quarter 2011, we changed the classification of the EFH Corp. securities to available-for-sale from held-to-maturity because management determined it would sell or exchange those securities under certain conditions. The TCEH securities were reclassified to available-for-sale in the fourth quarter 2010. EFIH's ability to sell or exchange these securities with nonaffiliates is limited as it would require EFH Corp. to facilitate the sale or exchange. In accordance with accounting guidance for investments classified as available-for-sale, as of December 31, 2011 the securities are recorded at fair value and unrealized gains or losses are recorded in other comprehensive income unless such losses are other than temporary, in which case they are reported as impairments. The change in classification of the EFH Corp. securities in 2011 resulted in an increase in carrying value totaling $61 million on the EFH Corp. Toggle Notes, representing an unrealized gain reported as other comprehensive income. Prior to the respective changes in classification, the securities were reported at our cost to acquire the securities, including cash and principal amount of debt issued, plus accretion of purchase discount and payment-in-kind (PIK) interest income on EFH Corp. Toggle Notes, representing EFH Corp.'s settlement of interest with additional notes in lieu of cash. The principal amounts, coupon rates, maturities and carrying value are as follows:

	December 31, 2011		December 31, 2010
	Principal Amount	Carrying Value (a)	Principal Amount	Carrying Value
Held-to-maturity securities:
EFH Corp. 10.875% Fixed Senior Notes due November 1, 2017	$—	$—	$1,428	$1,138
EFH Corp. 11.25/12.00% Senior Toggle Notes due November 1, 2017	—	—	2,296	1,651
EFH Corp. 5.550% Fixed Senior Notes Series P due November 15, 2014	—	—	9	7
EFH Corp. 6.500% Fixed Senior Notes Series Q due November 15, 2024	—	—	6	3
EFH Corp. 6.550% Fixed Senior Notes Series R due November 15, 2034	—	—	3	2
Total held-to-maturity securities	—	—	3,742	2,801
Available-for-sale securities:
EFH Corp. 10.875% Fixed Senior Notes due November 1, 2017	1,591	1,288	—	—
EFH Corp. 11.25/12.00% Senior Toggle Notes due November 1, 2017	2,784	2,283	—	—
EFH Corp. 5.550% Fixed Senior Notes Series P due November 15, 2014	45	30	—	—
EFH Corp. 6.500% Fixed Senior Notes Series Q due November 15, 2024	6	2	—	—
EFH Corp. 6.550% Fixed Senior Notes Series R due November 15, 2034	3	2	—	—
TCEH 10.25% Fixed Senior Notes due November 1, 2015 (both periods include $48 million of Series B Notes)	79	27	79	44
Total available-for-sale securities	4,508	3,632	79	44
Total	$4,508	$3,632	$3,821	$2,845
Available-for-sale securities:
Carrying (fair) value		3,632		44
Cumulative unrealized gains (recorded as other comprehensive income) (b)		(61)		—
Amortized cost basis		3,571		44
_____________

(a)	Carrying value equals fair value.

(b)	2011 amount reflects unrealized gain on EFH Corp. Toggle Notes.

The fair value of held-to-maturity securities as of December 31, 2010 totaled $2.362 billion, reflecting an unrealized loss of $439 million compared to carrying value recorded in other comprehensive income.

Impairments — In 2011, we deemed the declines in values of EFH Corp. and TCEH securities were other than temporary and recorded a $77 million impairment recorded as a reduction of interest income. We considered that the securities were in a loss position for more than 12 months and the effect of low wholesale power prices on the profitability and cash flows of EFH Corp. and TCEH (both of which have below investment grade credit ratings) were unlikely to reverse in the near term. In 2010, we recorded a $17 million impairment of TCEH securities. As a result of the impairments, no cumulative unrealized losses were recorded in accumulated other comprehensive income as of December 31, 2011 and 2010.

Interest income recorded on these investments was as follows:

	Year Ended December 31,
	2011	2010
Held-to-maturity securities:
Interest received/accrued	$—	$58
Accretion of purchase discount	—	57
PIK interest received/accrued related to EFH Corp. Toggle Notes	—	99
Total interest income related to held-to-maturity securities	—	214
Available-for-sale securities:
Interest received/accrued	178	8
Accretion of purchase discount	140	4
PIK interest received/accrued related to EFH Corp. Toggle Notes	308	—
Gain on retirement of EFH Corp. Toggle Notes (Note 5)	3	—
Impairments related to issuer credit	(77)	(17)
Total interest income related to available-for-sale securities	552	(5)
Total interest income	$552	$209

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

See Note 5 for discussion of $428 million principal amount of EFH Corp. debt we acquired in an April 2011 debt exchange, $53 million principal amount of EFH Corp. debt we distributed to EFH Corp. and EFH Corp. retired in October 2011 and $3.594 billion principal amount of EFH Corp. debt we acquired in an August 2010 debt exchange. We also received an additional $312 million and $130 million of EFH Corp. Toggle Notes in 2011 and 2010, respectively, in payment of accrued interest on the notes we hold as an investment. Our liquidity needs represent interest and principal payments on the EFIH Notes, which are sourced from interest and principal payments on the investments in TCEH and EFH Corp. debt securities, distributions from Oncor Holdings and as necessary, additional liquidity sources including borrowings from EFH Corp.

4.	INCOME TAXES

The components of our income tax expense are as follows:

	Year Ended December 31,
	2011	2010	2009
Current:
US federal	$72	$(187)	$(36)
State	3	1	—
Deferred:
US federal	(2)	144	(57)
Total income tax benefit	$73	$(42)	$(93)

Reconciliation of income taxes computed at the US federal statutory rate to income tax expense:

	Year Ended December 31,
	2011	2010	2009
Income (loss) before income taxes	$204	$(106)	$(275)
Income taxes at the US federal statutory rate of 35%	72	(37)	(96)
Disallowed interest on pushed down debt	1	(5)	3
Income tax (expense) benefit	$73	$(42)	$(93)
Effective rate	35.8%	39.6%	33.8%

Deferred income taxes provided for temporary differences based on tax laws in effect as of the December 31, 2011 and 2010 balance sheet dates are as follows:

	December 31, 2011			December 31, 2010
	Total	Current	Noncurrent	Total	Current	Noncurrent
Deferred Income Tax Assets:
Accrued interest	$9	$—	$9	$11	$—	$11
Debt fair value	6	—	6	6	—	6
Total	15	—	15	17	—	17
Deferred Income Tax Liabilities:
Debt extinguishment gains related to pushed down debt of EFH Corp. (Note 5)	104	—	104	106	—	106
Debt fair value discount	19	—	19	—	—	—
Total	123	—	123	106	—	106
Net Deferred Income Tax (Asset) Liability	$108	$—	$108	$89	$—	$89

5.	LONG-TERM DEBT

As of December 31, 2011 and 2010, long-term debt consisted of the following (principal amount):

	December 31,
	2011	2010
Debt issued by EFIH:
9.75% Fixed Senior Secured First Lien Notes due October 15, 2019	141	141
10.000% Fixed Senior Secured First Lien Notes due December 1, 2020	2,180	2,180
11.00% Senior Secured Second Lien Notes due October 1, 2021	406	—
Total debt issued by EFIH	2,727	2,321
Pushed down debt (a):
9.75% EFH Corp. Fixed Senior Secured Notes due October 15, 2019	57	57
10.000% EFH Corp. Fixed Senior Secured Notes due January 15, 2020	331	328
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017	98	180
11.25/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017	220	286
Unamortized premium	3	—
Total pushed down debt	709	851
Total long-term debt (b)	$3,436	$3,172
_____________

(a)	Represents 50% of the principal amount of these EFH Corp. securities guaranteed by EFIH and pushed down per the discussion below under "Guarantees and Push Down of EFH Corp. Debt."

(b)	EFIH had no long-term debt due currently as of December 31, 2011 and 2010.

Debt-Related Activity in 2012

Issuance of EFIH 11.750% Senior Secured Second Lien Notes — In February 2012, EFIH and EFIH Finance issued $800 million principal amount of 11.750% Senior Secured Second Lien Notes due 2022. A discount of $12 million was recorded on the issuance and will be amortized over the life of the notes. The net proceeds will be used for general corporate purposes, including the payment of a $650 million dividend to EFH Corp., which was used to repay a portion of the demand notes payable by EFH Corp. to TCEH. The balance of the demand notes payable, which are guaranteed by EFIH as discussed below, totaled approximately $960 million as of February 15, 2012, reflecting the payment.

The EFIH 11.75% Notes mature in March 2022, with interest payable in cash semiannually in arrears on March 1 and September 1, beginning September 1, 2012, at a fixed rate of 11.75% per annum. The EFIH 11.75% Notes are secured on a second-priority basis by the EFIH Collateral, essentially EFIH's interest in Oncor Holdings, described in the discussion of the EFIH 10% Senior Secured Notes below and have substantially the same covenants as the EFIH 11% Notes. The holders of the EFIH 11.75% Notes will generally vote as a single class with the holders of the EFIH 11% Notes.

Until March 1, 2015, EFIH may redeem, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of the EFIH 11.75% Notes from time to time at a redemption price of 111.750% of the aggregate principal amount of the notes being redeemed, plus accrued interest. EFIH may redeem the notes at any time prior to March 1, 2017 at a price equal to 100% of their principal amount, plus accrued interest and the applicable premium as defined in the indenture. EFIH may also redeem the notes, in whole or in part, at any time on or after March 1, 2017, at specified redemption prices, plus accrued interest. Upon the occurrence of a change of control (as described in the indenture), EFIH must offer to repurchase the notes at 101% of their principal amount, plus accrued interest.

The EFIH 11.75% Notes were issued in private placements and are not registered under the Securities Act. EFIH has agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH 11.75% Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable exchange notes for the EFIH 11.75% Notes. If the registration statement has not been filed and declared effective within 365 days after the original issue date (a Registration Default), the annual interest rate on the notes will increase by 25 basis points for the first 90-day period during which a Registration Default continues, and thereafter, the annual interest rate on the notes will increase by 50 basis points for the remaining period during which the Registration Default continues. If the Registration Default is cured, the interest rate on the notes will revert to the original level.

Debt-Related Activity in 2011

Issuance of EFIH 11% Senior Secured Second Lien Notes in Exchange for EFH Corp. Debt — In April 2011, EFIH and EFIH Finance issued $406 million principal amount of 11% Senior Secured Second Lien Notes due 2021 (EFIH 11% Notes) in exchange for $428 million of EFH Corp. debt consisting of $163 million principal amount of EFH Corp. 10.875% Notes due 2017, $229 million principal amount of EFH Corp. Toggle Notes due 2017 and $36 million principal amount of EFH Corp. 5.55% Series P Senior Notes due 2014. As of the date of the exchange, 50% of the outstanding EFH Corp. 10.875% Notes and Toggle Notes had been pushed down to EFIH for reporting purposes. EFIH intends to hold the exchanged securities as an investment (see Note 3).

The EFIH 11% Notes mature in October 2021, with interest payable in cash semiannually in arrears on May 15 and November 15 at a fixed rate of 11% per annum. The EFIH 11% Notes are secured on a second-priority basis by the EFIH Collateral described in the discussion of the EFIH 10% Notes below.

The EFIH 11% Notes were issued in private placements and are not registered under the Securities Act of 1933, as amended. The notes are a senior obligation of EFIH and EFIH Finance and rank equally in right of payment with all senior indebtedness of EFIH and are effectively senior in right of payment to all existing or future unsecured debt of EFIH to the extent of the value of the EFIH Collateral. The notes are effectively subordinated to all debt of EFIH that is either (i) secured by a lien on the EFIH Collateral that is senior to the second-priority liens securing the EFIH 11% Notes or (ii) secured by assets other than the EFIH Collateral, to the extent of the value of the collateral securing that debt. Furthermore, the EFIH 11% Notes are (i) structurally subordinated to all indebtedness and other liabilities of EFIH's subsidiaries (other than EFIH Finance), including Oncor Holdings and its subsidiaries, any of EFIH's future foreign subsidiaries and any other unrestricted subsidiaries and (ii) senior in right of payment to any future subordinated indebtedness of EFIH.

The indenture governing the EFIH 11% Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, EFIH's and its restricted subsidiaries' ability to:

•	make restricted payments, including certain investments;

•	incur debt and issue preferred stock;

•	create liens;

•	enter into mergers or consolidations;

•	sell or otherwise dispose of certain assets, and

•	engage in certain transactions with affiliates.

The indenture also contains customary events of default, including, among others, failure to pay principal or interest on the notes when due. If certain events of default occur under the indenture, the trustee or the holders of at least 30% of the aggregate principal amount of all outstanding EFIH 11% Notes may declare the principal amount on all such notes to be due and payable immediately. The holders of the EFIH 11% Notes will generally vote as a single class with the holders of the EFIH 11.75% Notes under the terms of the indenture.

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

2011 EFH Corp. Debt Exchange — In a private exchange in October 2011, EFH Corp. issued $53 million principal amount of new EFH Corp. Toggle Notes due 2017 in exchange for $65 million principal amount of EFH Corp. 5.55% Series P Senior Notes due 2014. The new EFH Corp. Toggle Notes, which are subject to push down to our balance sheet, have substantially the same terms and conditions and are subject to the same indenture as the existing EFH Corp. Toggle Notes. Concurrent with the exchange, we issued a dividend to EFH Corp. of $53 million principal amount of EFH Corp. Toggle Notes with a carrying value of $45 million and recognized $3 million of gain in interest income that was previously recorded in other comprehensive income. EFH Corp. retired these notes.

Debt-Related Activity in 2010

2010 EFIH and EFH Corp. Debt Exchanges, Repurchases and Issuances — In 2010, EFIH issued $2.180 billion principal amount of 10% Notes due 2020 and paid $500 million in cash in exchange for $3.594 billion principal amount of outstanding EFH Corp. debt due 2017. Activity related to pushed down debt consisted of the issuance of $561 million principal amount of EFH Corp. 10% Notes due 2020 and payment of $252 million in cash by EFH Corp. in exchange for $1.137 billion principal amount of outstanding EFH Corp. and TCEH debt. EFH Corp. also issued $500 million principal amount of EFH Corp. 10% Notes for cash, of which $95 million was used to repurchase Merger-related debt as of December 31, 2010 and $100 million as of December 31, 2011. A discussion of these transactions and a description of the EFIH 10% Notes are presented below. Debt issued in exchange for or to repurchase Merger-related debt is considered Merger-related and subject to pushdown (see discussion below under "Guarantees and Push Down of EFH Corp. Debt"). Of the $4.731 billion aggregate principal amount of debt acquired in debt exchanges, $3.892 billion represented EFH Corp. debt that had been pushed down to EFIH (at 50%).

Transactions completed in the year ended December 31, 2010 related to debt issued by EFIH and pushed down debt were as follows:

•
In a debt exchange transaction in August, EFIH and EFIH Finance issued $2.180 billion aggregate principal amount of EFIH 10% Notes due 2020 and paid $500 million in cash, plus accrued interest, in exchange for $2.166 billion aggregate principal amount of EFH Corp. Toggle Notes and $1.428 billion aggregate principal amount of EFH Corp. 10.875% Notes due 2017. EFIH has reported the acquired EFH Corp. 10.875% Notes and Toggle Notes as investment in long-term debt of affiliates (Note 3).

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

•
In January, EFH Corp. issued $500 million aggregate principal amount of EFH Corp. 10% Notes due 2020, with the proceeds intended to be used for general corporate purposes including debt exchanges and repurchases. Of the proceeds, $95 million was used in 2010 to repurchase Merger-related debt.

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

The EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes acquired in the transactions summarized above, except amounts acquired in the EFIH transaction, were cancelled by EFH Corp. See "Guarantees and Push Down of EFH Corp. Debt" below.

Guarantees and Push Down of EFH Corp. Debt

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

The amount reflected on our balance sheet as pushed down debt ($709 million and $851 million as of December 31, 2011 and 2010, respectively, as shown in the long-term debt table above) represents 50% of the EFH Corp. Merger-related debt guaranteed by EFIH. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., we record the settlement of such amounts as noncash capital contributions from EFH Corp.

The tables below present, as of December 31, 2011 and 2010, an analysis of the total outstanding principal amount of EFH Corp. debt that EFIH and EFCH have guaranteed (fully and unconditionally on a joint and several basis), as (i) amounts that we held as an investment, (ii) amounts held by nonaffiliates and subject to push down to our balance sheet and (iii) amounts held by nonaffiliates that are not Merger-related. The EFCH guarantee of the EFH Corp. debt is not secured. EFIH's guarantee of the EFH Corp. Secured Notes is secured by the EFIH Collateral as described in the discussion of the EFIH 10% Notes below.

December 31, 2011
Securities guaranteed (principal amounts)	Held by EFIH	Subject to Push Down	Not Merger-Related	Total Guaranteed
EFH Corp. 10% Senior Secured Notes	$—	$661	$400	$1,061
EFH Corp. 9.75% Senior Secured Notes	—	115	—	115
EFH Corp. 10.875% Senior Notes	1,591	196	—	1,787
EFH Corp. 11.25/12.00% Senior Toggle Notes	2,784	438	—	3,222
Subtotal	$4,375	$1,410	$400	6,185
EFH Corp. P&I and SG&A demand notes payable to TCEH (Note 8)				1,592
Total				$7,777

December 31, 2010
Securities guaranteed (principal amounts)	Held by EFIH	Subject to Push Down	Not Merger-Related	Total Guaranteed
EFH Corp. 10% Senior Secured Notes	$—	$656	$405	$1,061
EFH Corp. 9.75% Senior Secured Notes	—	115	—	115
EFH Corp. 10.875% Senior Notes	1,428	359	—	1,787
EFH Corp. 11.25/12.00% Senior Toggle Notes	2,296	571	—	2,867
Subtotal	$3,724	$1,701	$405	5,830
EFH Corp. P&I demand note payable to TCEH (Note 8)				916
Total				$6,746

Maturities

As shown above, all of EFIH's debt matures between 2017 and 2021.

EFIH 10% Senior Secured Notes

The EFIH 10% Notes mature in December 2020, with interest payable in cash semi-annually in arrears on June 1 and December 1 at a fixed rate of 10% per annum. The EFIH 10% Notes are secured by EFIH's pledge of 100% of the membership interests and other investments it owns in Oncor Holdings (such membership interests and other investments, the EFIH Collateral) on an equal and ratable basis with the EFIH 9.75% Notes and EFIH's guarantee of the EFH Corp. Secured Notes.

As of December 31, 2011, there were $2.180 billion total principal amount of EFIH 10% Notes. The EFIH 10% Notes are senior obligations of EFIH and rank equally in right of payment with all existing and future senior indebtedness of EFIH (including the EFIH 9.75% Notes and EFIH's guarantees of the EFH Corp. Secured Notes). The EFIH 10% Notes are effectively senior to all unsecured indebtedness of EFIH, to the extent of the value of the EFIH Collateral, and are effectively subordinated to any indebtedness of EFIH secured by assets of EFIH other than the EFIH Collateral, to the extent of the value of the assets securing such indebtedness. Furthermore, the EFIH 10% Notes are (i) structurally subordinated to all indebtedness and other liabilities of EFIH's subsidiaries (other than EFIH Finance), including Oncor Holdings and its subsidiaries, any of EFIH's future foreign subsidiaries and any other unrestricted subsidiaries and (ii) senior in right of payment to any future subordinated indebtedness of EFIH.

The indenture for the EFIH 10% Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, EFIH's and its restricted subsidiaries' ability to:

•	make restricted payments, including certain investments;

•	incur debt and issue preferred stock;

•	create liens;

•	enter into mergers or consolidations;

•	sell or otherwise dispose of certain assets, and

•	engage in certain transactions with affiliates.

The indenture also contains customary events of default, including, among others, failure to pay principal or interest on the notes or the guarantees when due. If certain events of default occur and are continuing under the notes and the indenture, the trustee or the holders of at least 30% in principal amount outstanding of the notes may declare the principal amount of the notes to be due and payable immediately. Currently, there are no restricted subsidiaries under the indenture (other than EFIH Finance, which has no assets). Oncor Holdings, Oncor and their respective subsidiaries are unrestricted subsidiaries under the EFIH 10% Notes and the indenture and, accordingly, are not subject to any of the restrictive covenants in the notes and the related indenture.

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

EFIH 9.75% Senior Secured Notes

The EFIH 9.75% Notes mature in October 2019 with interest payable in cash semi-annually in arrears on April 15 and October 15 at a fixed rate of 9.75% per annum. The EFIH 9.75% Notes are secured by the EFIH Collateral on an equitable and ratable basis with the EFIH 10% Notes and EFIH's guarantee of the EFH Corp. Secured Notes.

As of December 31, 2011, there were $141 million total principal amount of EFIH 9.75% Notes. The EFIH 9.75% Notes are senior obligations of EFIH and rank equally in right of payment with all senior indebtedness of EFIH and are senior in right of payment to any future subordinated indebtedness of EFIH. The notes are effectively senior to all unsecured indebtedness of EFIH, to the extent of the value of the EFIH Collateral, and are effectively subordinated to any indebtedness of EFIH secured by assets of EFIH other than the EFIH Collateral, to the extent of the value of the assets securing such indebtedness. Furthermore, the notes will be structurally subordinated to all indebtedness and other liabilities of EFIH's subsidiaries (other than EFIH Finance), including Oncor Holdings and its subsidiaries.

The indenture for the EFIH 9.75% Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, EFIH and its restricted subsidiaries' ability to:

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

Fair Value of Long-Term Debt

The estimated fair value of our long-term debt (including the pushed down debt) totaled $3.494 billion and $3.079 billion as of December 31, 2011 and 2010, respectively, and the carrying amount totaled $3.436 billion and $3.172 billion, respectively. The fair value is estimated at the lesser of either the call price or the market value as determined by quoted market prices.

6.	COMMITMENTS AND CONTINGENCIES

Guarantees

See Notes 5 and 8 for discussion of our guarantees of certain EFH Corp. debt.

Legal Proceedings

From time to time, we may be involved in various legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon our financial condition, results of operations or liquidity.

7.	MEMBERSHIP INTERESTS

Cash Distributions

EFIH did not declare or pay any cash distributions in the year ended December 31, 2011; EFIH's board of directors declared and EFIH paid cash distributions of $2 million in the year ended December 31, 2010.

During 2009, EFIH's board of directors declared, and EFIH paid, the following cash distributions totaling $216 million to EFH Corp.:

Declaration Date	Payment Date	Amount Paid
November 12, 2009	November 13, 2009	$99
August 18, 2009	August 19, 2009	$59
May 19, 2009	May 20, 2009	$40
February 18, 2009	March 3, 2009	$18

The indentures governing the EFIH Notes include covenants that, among other things and subject to certain exceptions, restrict our ability to pay dividends or make other distributions with respect to our membership interests. Accordingly, essentially all of our net income is restricted from being used to make distributions with respect to our membership interests unless such distributions are expressly permitted under the indenture. The indentures further restrict us from making any distribution to EFH Corp. for the ultimate purpose of making a dividend on EFH Corp.'s common stock unless at the time, and after giving effect to such distribution, our consolidated leverage ratio is equal to or less than 6.0 to 1.0. Under the indentures governing the EFIH Notes, the term "consolidated leverage ratio" is defined as the ratio of EFIH's consolidated total debt (as defined in the indentures) to EFIH's Adjusted EBITDA on a consolidated basis, including Oncor Holdings and its subsidiaries. EFIH's consolidated leverage ratio was 5.3 to 1.0 as of December 31, 2011.

In addition, under applicable law, we are prohibited from paying any distribution to the extent that immediately following payment of such distribution, we would be insolvent.

Equity Interests in Oncor

As of December 31, 2011, ownership of Oncor's membership interests was as follows: 80.03% held indirectly by EFH Corp., 0.22% held indirectly by Oncor's management and board of directors and 19.75% held by Texas Transmission.

Distributions to EFH Corp.

In October 2011, we distributed to EFH Corp. $53 million aggregate principal amount of EFH Corp. Toggle Notes, which were retired by EFH Corp. as discussed in Note 5. The distribution was recorded as a reduction of membership interests in the amount of the carrying value of the notes ($45 million). The indentures governing our debt do not limit our ability to dividend these EFH Corp. debt securities to EFH Corp. so long as we received such securities in exchange for the issuance of EFIH debt.

In November 2009, we distributed to EFH Corp. $99 million aggregate principal amount of EFH Corp. 10.875% and Toggle Notes acquired in the debt exchanges and retired by EFH Corp., as discussed in Note 5. The distribution was recorded as a reduction of membership interests in the amount of the cost of the notes ($74 million).

Capital Contributions

In August 2010, EFH Corp. made a capital contribution to EFIH of $440 million in cash to support EFIH's debt exchange transaction for EFH Corp. 10.875% Notes and Toggle Notes as discussed in Note 5.

See Notes 1 and 5 for discussion of noncash contributions from EFH Corp. related to debt pushed down to EFIH in accordance with SEC Staff Accounting Bulletin Topic 5-J.

8.	RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions in addition to the investment in EFH Corp. and TCEH debt securities discussed in Note 3:

•
Short-term advances from parent totaled less than one million as of December 31, 2010, and short-term advances to parent totaled $3 million as of December 31, 2009. Interest expense/income related to the advances were immaterial in 2010 and 2009.

•
EFH Corp. files a consolidated federal income tax return and allocates income tax liabilities to us substantially as if we were filing our own corporate income tax returns, except that amounts due from Oncor Holdings under a tax sharing agreement are settled directly with EFH Corp. in accordance with that agreement. Our results are included in the consolidated Texas state margin tax return filed by EFH Corp. Our amount payable to EFH Corp. related to income taxes totaled $119 million and $46 million as of December 31, 2011 and 2010, respectively. The income tax payable as of December 31, 2011 was reported as noncurrent because we do not expect to pay it until 2013. Our income tax payments to EFH Corp. totaled $30 million in the year ended December 31, 2011, and we made no income tax payments to EFH Corp. in the year ended December 31, 2010.

•
As of December 31, 2011 and 2010, EFH Corp. had demand notes payable to TCEH totaling $1.592 billion and $1.921 billion, respectively, arising from borrowings used to fund EFH Corp. debt principal and interest payments (P&I Note) and net borrowings for general corporate purposes (SG&A Note). As discussed in Note 5, the balance of these notes as of February 15, 2012 was approximately $960 million. The notes are guaranteed by EFCH and us on a pari passu basis with the EFH Corp. 10.875% Notes and Toggle Notes. In connection with debt-related transactions entered into by EFH Corp. in April 2011, EFH Corp. agreed (i) to not make any additional borrowings under the SG&A Note, which totaled $233 million as of December 31, 2011 and became guaranteed (on the same basis as the P&I Note) by EFCH and us in connection with these transactions, (ii) to cap borrowings under the P&I Note to no more than $2 billion and (iii) that the sum of (a) the outstanding debt (including guarantees) of EFH Corp. or any of its subsidiaries (including EFIH) that is secured by a second-priority lien on the equity interest that EFIH owns in Oncor Holdings (the EFIH Second-Priority Debt) and (b) the aggregate outstanding amount of the intercompany notes will not exceed, at any time, the maximum amount of EFIH Second-Priority Debt permitted by the indenture governing the EFH Corp. 10% Senior Secured Notes due 2020.

•
In February 2012, Goldman, Sachs & Co. (Goldman), an affiliate of GS Capital Partners, acted as a joint book-running manager and initial purchaser in the issuance of $800 million principal amount of EFIH 11.750% Senior Secured Second Lien Notes (see Note 5) for which it received fees totaling $4 million. An affiliate of KKR served as a co-manager and initial purchaser and an affiliate of TPG Capital, L.P. served as an advisor in the transaction for which they each received $1 million.

In the year ended December 31, 2010, Goldman acted as a dealer manager and solicitation agent in EFH Corp. and EFIH debt exchange offers completed in August 2010 for which it received fees totaling $7 million.

In the year ended December 31, 2009, fees paid to affiliates of the Sponsor Group participating in debt exchange offers completed in November 2009 by EFH Corp., EFIH and EFIH Finance to exchange new senior secured notes for certain EFH Corp. and TCEH notes totaled $1 million. Goldman and KKR Capital Markets LLC, an affiliate of KKR, acted as dealer managers and TPG Capital, L.P. served as an adviser in the exchange offers.

•	Affiliates of the Sponsor Group have, and in the future may, sell or acquire debt or debt securities issued by us in open market transactions or through loan syndications.

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

Significant related-party transactions between Oncor Holdings (including its consolidated subsidiary Oncor) and EFH Corp., other affiliates of EFH Corp. and the Sponsor Group are as follows:

•
Oncor receives payments from TCEH for electricity delivery fees. Amounts recorded as revenue for these fees totaled $1.0 billion, $1.1 billion and $1.0 billion for the years ended December 31, 2011, 2010 and 2009, respectively. These fees are based on rates regulated by the PUCT that apply to all REPs. These revenues from TCEH represented 33%, 36% and 38% of Oncor Holdings' operating revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Oncor Holdings' balance sheets as of December 31, 2011 and 2010 reflect receivables from TCEH totaling $138 million and $143 million, respectively, primarily related to these electricity delivery fees.

•
Oncor recognizes interest income from TCEH with respect to Oncor's generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Oncor's bankruptcy-remote financing subsidiary. The interest income, which is received on a monthly basis, serves to offset Oncor's interest expense on the transition bonds. This interest income totaled $32 million, $37 million and $42 million for the years ended December 31, 2011, 2010 and 2009, respectively.

•
Incremental amounts payable by Oncor related to income taxes as a result of delivery fee surcharges to its customers related to transition bonds are reimbursed by TCEH. Oncor Holdings' consolidated financial statements reflect a note receivable that matures in 2016 from TCEH of $179 million ($41 million reported as current in trade accounts and other receivables from affiliates) and $217 million ($39 million reported as current in trade accounts and other receivables from affiliates) related to these income taxes as of December 31, 2011 and 2010, respectively. Oncor reviews economic conditions, TCEH's credit ratings and historical payment activity to assess the overall collectability of these affiliated receivables. As of December 31, 2011, there were no credit loss allowances related to the note receivable from TCEH.

•
Oncor pays EFH Corp. subsidiaries for certain administrative services and shared facilities at cost. These costs, which are primarily reported in Oncor Holdings' operation and maintenance expenses, totaled $38 million, $40 million and $26 million for the years ended December 31, 2011, 2010 and 2009, respectively.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH's balance sheet) is funded by a delivery fee surcharge collected from REPs by Oncor and remitted monthly to TCEH, with the intent that the trust fund assets will be sufficient to fund the decommissioning liability (also reported on TCEH's balance sheet). The delivery fee surcharges remitted to TCEH totaled $17 million in the year ended December 31, 2011 and $16 million in each of the years ended December 31, 2010 and 2009. Income and expenses associated with the trust fund and the decommissioning liability recorded by TCEH are offset by a net change in the intercompany receivable/payable between Oncor and TCEH, which in turn results in a change in Oncor's reported net regulatory asset/liability. The regulatory liability and a receivable from TCEH in the same amount totaled $225 million and $206 million as of December 31, 2011 and 2010, respectively, represents the excess of the trust fund balance over the net decommissioning liability.

•
EFH Corp. files a consolidated federal income tax return and allocates income tax liabilities to Oncor Holdings under a tax sharing agreement substantially as if Oncor Holdings was filing its own corporate income tax returns. Oncor Holdings' results are included in the consolidated Texas state margin tax return filed by EFH Corp. Oncor Holdings' consolidated financial statements as of December 31, 2011 reflect a current amount payable to EFH Corp. related to income taxes totaling $2 million and as of December 31, 2010 a current amount receivable from EFH Corp. totaling $72 million, primarily due to timing of payments. Oncor Holdings received net income tax refunds from EFH Corp. totaling $89 million (net of $20 million in tax payments to EFH Corp.) in the year ended December 31, 2011 and made income tax payments to EFH Corp. totaling $107 million in the year ended December 31, 2010.

•
Oncor has PUCT-approved tariffs in place to assure adequate credit worthiness of any REP to support the REP's obligation to collect transition bond-related charges on behalf of Oncor Electric Delivery Transition Bond Company LLC. Under these tariffs, as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, as of December 31, 2011 and 2010, TCEH had posted letters of credit in the amount of $12 million and $14 million, respectively, for Oncor's benefit.

•
Oncor and Texas Holdings agreed to the terms of a stipulation with major interested parties to resolve all outstanding issues in the PUCT review related to the Merger. As part of this stipulation, TCEH would be required to post a letter of credit in an amount equal to $170 million to secure its payment obligations to Oncor in the event, which has not occurred, two or more rating agencies downgrade Oncor's credit ratings below investment grade.

•
As of December 31, 2010, Oncor had a $2 billion revolving credit facility with a syndicate of financial institutions and other lenders. The syndicate included affiliates of GS Capital Partners (a member of the Sponsor Group). Affiliates of GS Capital Partners have from time-to-time engaged in commercial banking transactions with Oncor in the normal course of business. In October 2011, Oncor amended and restated the facility, and neither GS Capital Partners nor its affiliates were members of the syndicate.

•
Affiliates of the Sponsor Group have, and from time-to-time in the future, may (1) sell, acquire or participate in the offerings of Oncor's debt or debt securities in open market transactions or through loan syndications, and (2) perform various financial advisory, dealer, commercial banking and investment banking services for Oncor and certain of its affiliates for which they have received or will receive customary fees and expenses.

•
Oncor participates in plans sponsored by EFH Corp. that provide pension, health care and other retiree benefits. Accordingly, Oncor Holdings' financial statements reflect allocations to Oncor of amounts related to these retiree benefit plans. Certain regulatory provisions allow for the recovery by Oncor of retiree benefit costs for all applicable former employees of EFH Corp.'s regulated predecessor integrated electric utility, which in addition to Oncor's active and retired employees consists largely of active and retired personnel engaged in TCEH's activities, related to service of those additional personnel prior to the deregulation and disaggregation of EFH Corp.'s businesses effective January 1, 2002. Accordingly, Oncor and TCEH entered into an agreement whereby Oncor assumed responsibility for applicable retiree benefit costs related to those personnel.

9.	SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges

	Year Ended December 31,
	2011	2010	2009
Interest expense paid/accrued	$342	$306	$269
Amortization of debt exchange and issuance costs	6	9	10
Total interest expense and related charges	$348	$315	$279

Supplemental Cash Flow Information

	Year Ended December 31,
	2011	2010	2009
Cash payments (receipts) related to:
Interest paid	$257	$76	$—
Interest received	(184)	(87)	—
Income taxes paid	30	—	—
Noncash investing and financing activities:
Effect of Parent's payment of interest and issuance of toggle notes as consideration for cash interest, net of tax, on pushed-down debt	33	(99)	227
Capital contribution related to settlement of certain income taxes payable (a)	30	40	50
Effect of push down of debt from EFH Corp.	(167)	(1,618)	(33)
Debt exchange transactions	22	989	55
Effect of retirement of EFH Corp. debt acquired in debt exchange (Note 5)	45	—	74
_____________

(a)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of noncontrolling interests in Oncor.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of EFIH's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2011. Based on the evaluation performed, EFIH's management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

There have been no changes in EFIH's internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, EFIH's internal control over financial reporting.

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

The management of Energy Future Intermediate Holding Company LLC performed an evaluation as of December 31, 2011 of the effectiveness of the company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO’s) Internal Control - Integrated Framework. Based on the review performed, management believes that as of December 31, 2011 Energy Future Intermediate Holding Company LLC’s internal control over financial reporting was effective.

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
February 20, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Energy Future Intermediate Holding Company LLC
Dallas, Texas

We have audited the internal control over financial reporting of Energy Future Intermediate Holding Company LLC (a subsidiary of Energy Future Holdings Corp.) and subsidiaries (“EFIH”) as of December 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. EFIH's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on EFIH's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, EFIH maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of December 31, 2011 and for the year ended December 31, 2011 of EFIH and our report dated February 20, 2012 expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to EFIH's investments in debt securities of related parties, guarantees of Energy Future Holdings Corp. (“EFH Corp.”) debt securities, and primary liquidity needs being sourced from interest and principal payments on EFIH's investments in EFH Corp. and Texas Competitive Electric Holdings Company LLC debt securities and distributions from Oncor Electric Delivery Holdings Company LLC, all of which are related party transactions.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 20, 2012

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

The Audit Committee of the board of directors of EFH Corp. (Committee) has adopted a policy relating to the engagement of EFH Corp.'s independent auditor that applies to EFH Corp. and its consolidated subsidiaries, including EFIH. The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, and providing services necessary to complete SEC filings, Deloitte & Touche LLP may be engaged to provide nonaudit services as described herein. Prior to engagement, all services to be rendered by the independent auditor must be authorized by the Committee in accordance with preapproval procedures which are defined in the policy. The preapproval procedures require: (i) the annual review and preapproval by the Committee of all anticipated audit and nonaudit services; and (ii) the quarterly preapproval by the Committee of services, if any, not previously approved and the review of the status of previously approved services. The Committee may also approve certain ongoing nonaudit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates ("Deloitte & Touche") for EFIH in 2011 were pre-approved by the Committee.

The policy defines those nonaudit services which Deloitte & Touche may also be engaged to provide as follows:

1.	Audit related services, including:

a.	due diligence accounting consultations and audits related to mergers, acquisitions and divestitures;

b.	employee benefit plan audits;

c.	accounting and financial reporting standards consultation,

d.	internal control reviews, and

e.	attest services, including agreed upon procedures reports that are not required by statute or regulation.

2.	Tax related services, including:

a.	tax compliance;

b.	general tax consultation and planning,

c.	tax advice related to mergers, acquisitions, and divestitures, and

d.	communications with and request for rulings from tax authorities.

3.	Other services, including:

a.	process improvement, review and assurance;

b.	litigation and rate case assistance;

c.	forensic and investigative services, and

d.	training services.

The policy prohibits EFIH from engaging its independent auditor to provide:

1.	Bookkeeping or other services related to EFIH's accounting records or financial statements;

2.	Financial information systems design and implementation services;

3.	Appraisal or valuation services, fairness opinions, or contribution-in-kind reports;

4.	Actuarial services;

5.	Internal audit outsourcing services;

6.	Management or human resource functions;

7.	Broker-dealer, investment advisor, or investment banking services;

8.	Legal and expert services unrelated to the audit, and

9.	Any other service that the Public Company Accounting Oversight Board determines, by regulation, to be impermissible.

In addition, the policy prohibits EFIH's independent auditor from providing tax or financial planning advice to any officer of EFIH.

Compliance with the Committee's policy relating to the engagement of Deloitte & Touche is monitored on behalf of the Committee by EFIH's chief accounting officer. Reports describing the services provided by the firm and fees for such services are provided to the Committee no less often than quarterly.

For the years ended December 31, 2011 and 2010, fees billed to EFIH by Deloitte & Touche were as follows:

	2011	2010
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents.	$192,500	$190,000
Audit-Related Fees. Fees for services including employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	—	9,900
Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	—	—
All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, litigation and rate case assistance and training services	—	—
Total	$192,500	$199,900

PART IV

Item15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Oncor Holdings Financial Statements are presented pursuant to Rules 3-09 and 3-16 of Regulation S-X as Exhibit 99(d).

(b)	Exhibits.
EFIH Exhibits to Form 10-K for the Fiscal Year Ended December 31, 2011

Exhibits	Previously Filed* With File Number	As Exhibit

(3(i))	Articles of Incorporation

3(a)	333-153529 Form S-4 (filed September 17, 2008)	3(c)	—	Certificate of Formation of Energy Future Intermediate Holding Company LLC, as amended

(3(ii))	By-laws

3(b)			—	Second Amended and Restated Limited Liability Company Agreement of Energy Future Intermediate Holding Company LLC

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

	Energy Future Intermediate Holding Company LLC

4(a)	1-12833 Form 8-K (filed November 20, 2009)	4.2	—	Indenture, dated as of November 16, 2009, among Energy Future Intermediate Holding Company LLC and EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee

4(b)	1-12833 Form 8-K (filed August 18, 2010)	4.1	—
Indenture, dated August 17, 2010, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020

4(c)	1-12833 Form 10-Q (Quarter ended March 31, 2011) (filed April 29, 2011)	4(e)	—
Indenture, dated as of April 25, 2011, among Energy Future Intermediate Holding Company LLC, EFIH Finance, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11% Senior Secured Second Lien Notes due 2021

4(d)	1-12833 Form 8-K (filed February 6, 2012)	4.1	—	First Supplemental Indenture, dated February 6, 2012, to the Indenture dated April 25, 2011

4(e)	1-12833 Form 10-Q (Quarter ended March 31, 2011) (filed April 29, 2011)	4(f)	—	Junior Lien Pledge Agreement, dated as of April 25, 2011, from Energy Future Intermediate Holding Company LLC, as pledgor, to The Bank of New York Mellon Trust Company, N.A., as collateral trustee

4(f)	1-12833 Form 8-K (filed February 6, 2012)	4.2	—
Registration Rights Agreement, dated February 6, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance, Inc., the initial purchasers and the guarantors named therein, relating to 11.75% Senior Secured Second Lien Notes due 2022

	Energy Future Holdings Corp. (Merger-related push down debt)

4(g)	1-12833 Form 8-K (filed October 31, 2007)	4.1	—
Indenture, dated October 31, 2007, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon, as trustee, relating to Senior Notes due 2017 and Senior Toggle Notes due 2017

4(h)	1-12833 Form 10-K (2009) (filed February 19, 2010)	4(f)	—
Supplemental Indenture, dated as of July 8, 2008, to Indenture, dated as of October 31, 2007, relating to Energy Future Holdings Corp.’s 10.875% Senior Notes due 2017 and 11.25%/12.00% Senior Toggle Notes due 2017

Exhibits	Previously Filed* With File Number	As Exhibit

4(i)	1-12833 Form 10-Q (Quarter ended June 30, 2009) (filed August 4, 2009)	4(a)	—
Second Supplemental Indenture, dated as of August 3, 2009, to Indenture, dated as of October 31, 2007, relating to Energy Future Holdings Corp.’s 10.875% Senior Notes due 2017 and 11.25%/12.00% Senior Toggle Notes due 2017

4(j)	1-12833 Form 8-K (filed July 30, 2010)	99.1	—
Third Supplemental Indenture, dated as of July 29, 2010, to Indenture dated as of October 31, 2007, relating to EFH Corp.’s 10.875% Senior Notes due 2017 and 11.250%/12.000% Senior Toggle Notes due 2017

4(k)	1-12833 Form 10-Q (Quarter ended September 30, 2011) (filed October 28, 2011)	4(b)	—	Fourth Supplemental Indenture, dated October 18, 2011, to Indenture dated October 31, 2007.

4(l)	1-12833 Form 8-K (filed November 20, 2009)	4.1	—
Indenture, dated November 16, 2009, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 9.75% Senior Secured Notes due 2019

4(m)	333-171253 Form S-4 (filed January 24, 2011)	4(k)	—
Indenture, dated January 12, 2010, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020

4(n)	333-165860 Form S-3 (filed April 1, 2010)	4(j)	—	First Supplemental Indenture, dated as of March 16, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(o)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(a)	—	Second Supplemental Indenture, dated as of April 13, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(p)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(b)	—	Third Supplemental Indenture, dated as of April 14, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(q)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(c)	—	Fourth Supplemental Indenture, dated as of May 21, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(r)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(d)	—	Fifth Supplemental Indenture, dated as of July 2, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(s)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(e)	—	Sixth Supplemental Indenture, dated as of July 6, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(t)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(f)	—	Seventh Supplemental Indenture, dated as of July 7, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

Exhibits	Previously Filed* With File Number	As Exhibit

Oncor Electric Delivery Company LLC

4(u)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York Mellon, as Trustee

4(v)	1-12833 Form 8-K (filed October 31, 2005)	10.1	—	Supplemental Indenture No. 1, dated October 25, 2005, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York Mellon

4(w)	333-100240 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	4(b)	—	Supplemental Indenture No. 2, dated May 15, 2008, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(x)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated May 6, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2012 and 7.000% Senior Notes due 2032

4(y)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York Mellon, as Trustee

4(z)	333-100240 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	4(c)	—	Supplemental Indenture No. 1, dated May 15, 2008, to Indenture and Deed of Trust, dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(aa)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated August 30, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 5.00% debentures due 2007 and 7.00% Debentures due 2022

4(bb)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated December 20, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2015 and 7.250% Senior Notes due 2033

4(cc)	333-100240 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	4(a)	—	Deed of Trust, Security Agreement and Fixture Filing, dated May 15, 2008, by Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York, as Collateral Agent.

4(dd)	333-100240 Form 10-Q (Quarter ended September 30, 2008) (filed November 6, 2008)	4(c)	—
Investor Rights Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

4(ee)	333-100240 Form 10-K (2008) (filed March 3, 2009)	4(n)	—
First Amendment, dated as of March 2, 2009, to Deed of Trust, Security Agreement and Fixture Filing, by and between Oncor Electric Delivery Company LLC and The Bank of New York Mellon (formerly The Bank of New York) as Trustee and Collateral Agent, dated May 15, 2008

4(ff)	333-100240 Form 8-K (filed September 3, 2010)	10.1	—
Second Amendment, dated September 3, 2010, to Deed of Trust, Security Agreement and Fixture Filing, by and between Oncor Electric Delivery Company LLC, as grantor, to and for the benefit of The Bank of New York Mellon, as collateral agent, dated May 15, 2008

4(gg)	333-100240 Form 8-K (filed November 15, 2011)	10.1	—
Third Amendment, dated November 10, 2011, to Deed of Trust, Security Agreement and Fixture Filing, by and between Oncor Electric Delivery Company LLC, as grantor, to and for the benefit of The Bank of New York Mellon, as collateral agent, dated May 15, 2008

Exhibits	Previously Filed* With File Number	As Exhibit

4(hh)	333-100242 Form 8-K (filed September 9, 2008)	4.1	—
Officer's Certificate, dated September 8, 2008, establishing the terms of Oncor Electric Delivery Company LLC's 5.95% Senior Secured Notes due 2013, 6.80% Senior Secured Notes due 2018 and 7.50% Senior Secured Notes due 2038

4(ii)	333-100240 Form 8-K (filed September 16, 2010)	4.1	—	Officer's Certificate, dated September 13, 2010, establishing the terms of Oncor Electric Delivery Company LLC's 5.25% Senior Secured Notes due 2040

4(jj)	333-100240 Form 8-K (filed October 12, 2010)	4.1	—	Officer's Certificate, dated October 8, 2010, establishing the terms of Oncor Electric Delivery Company LLC's 5.00% Senior Secured Notes due 2017 and 5.75% Senior Secured Notes due 2020

4(kk)	333-100240 Form 8-K (filed November 23, 2011)	4.1	—	Officer's Certificate, dated November 23, 2011, establishing the terms of Oncor Electric Delivery Company LLC's 4.55% Senior Secured Notes due 2041

4(ll)	333-100240 Form 8-K (filed October 12, 2010)	4.2	—	Registration Rights Agreement, dated November 23, 2011, among Oncor Electric Delivery Company LLC and the dealer managers named therein

(10)	Material Contracts.

	Credit Agreements

10(a)	333-100240 Form 10-Q (Quarter ended September 30, 2007) (filed November 14, 2007)	10(a)	—
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

10(b)	333-176464 Form S-1 (filed August 24, 2011)	10(cc)	—	Amendment No. 1, dated as of August 4, 2011, to the $2,000,000,000 Revolving Credit Agreement

10(c)	333-100240 Form 8-K (filed October 11, 2011)	10.1	—
Amended and Restated Revolving Credit Agreement, dated as of October 11, 2011, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, JPMorgan Chase Bank, N.A., as swingline lender, and JPMorgan Chase Bank, N.A., Barclays Bank PLC, The Royal Bank of Scotland plc, Bank of America, N.A. and Citibank N.A., as fronting banks for letters of credit issued thereunder

10(d)	1-12833 Form 8-K (filed November 20, 2009)	4.3	—
Pledge Agreement, dated November 16, 2009, made by Energy Future Intermediate Holding Company LLC and the additional pledgers to The Bank of New York Mellon Trust Company, N.A., as collateral trustee for the holders of parity lien obligations

10(e)	1-12833 Form 8-K (filed November 20, 2009)	4.4	—
Collateral Trust Agreement, dated November 16, 2009, among Energy Future Intermediate Holding Company LLC, The Bank of New York Mellon Trust Company, N.A., as first lien trustee and as collateral trustee, and the other secured debt representatives party thereto

Exhibits	Previously Filed* With File Number	As Exhibit

Other Material Contracts

10(f)	333-100240 Form 10-K (2004) (filed March 23, 2005)	10(i)	—
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

10(h)	333-100240 Form 10-K (2008) (filed March 3, 2009)	3(c)	—
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

10(j)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(eee)	—	Stipulation as approved by the PUCT in Docket No. 34077

10(k)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(fff)	—	Amendment to Stipulation Regarding Section 1, Paragraph 35 and Exhibit B in Docket No. 34077

10(l)	333-100240 Form 10-K (2010) (filed February 18, 2011)	10(ae)	—	PUCT Order on Rehearing in Docket No. 34077

(12)	Statement Regarding Computation of Ratios.

12(a)			—	Computation of Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits	Previously Filed* With File Number	As Exhibit

(99)	Additional Exhibits

99(a)			—	Energy Future Intermediate Holding Company LLC Consolidated Adjusted EBITDA reconciliation for the years ended December 31, 2011 and 2010.

99(b)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the years ended December 31, 2011 and 2010.

99(c)	333-91935 Form S-3 (filed July 1, 2003)	99(a)	—	Financing Order.

99(d)			—	Oncor Electric Delivery Holdings Company LLC financial statements presented pursuant to Rules 3–09 and 3–16 of Regulation S–X.

XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
____________

*	Incorporated herein by reference

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Energy Future Intermediate Holding Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
Date: February 20, 2012
	By	/s/ JOHN F. YOUNG
(John F. Young, Chair, President and Chief Executive)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Energy Future Intermediate Holding Company LLC and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	JOHN F. YOUNG	Principal Executive Officer	February 20, 2012
	(John F. Young, Chair, President and Chief Executive)	and Manager

/s/	PAUL M. KEGLEVIC	Principal Financial Officer	February 20, 2012
	(Paul M. Keglevic, Executive Vice President and Chief Financial Officer)	and Manager

/s/	STANLEY J. SZLAUDERBACH	Principal Accounting Officer	February 20, 2012
(Stanley J. Szlauderbach, Senior Vice President and Controller)

/s/	THOMAS D. FERGUSON	Manager	February 20, 2012
(Thomas D. Ferguson)

/s/	JAMES R. HUFFINES	Manager	February 20, 2012
(James R. Huffines)

/s/	JEFFREY LIAW	Manager	February 20, 2012
(Jeffrey Liaw)

/s/	KENNETH PONTARELLI	Manager	February 20, 2012
(Kenneth Pontarelli)