Form 10-Q
period 2012-03-31
Energy Future Intermediate Holding CO LLC
filed 2012-05-01
CIK 1445146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

— OR —

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-34544

Energy Future Intermediate Holding Company LLC
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-1191638
(State of Organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, TX 75201	(214) 812-4600
(Address of Principal Executive Offices) (Zip Code)	(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-Accelerated filer ☒ (Do not check if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

At April 30, 2012, the outstanding membership interest in Energy Future Intermediate Holding Company LLC was directly held by Energy Future Holdings Corp.

Energy Future Intermediate Holding Company LLC meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

Energy Future Intermediate Holding Company LLC's (EFIH) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Energy Future Holdings Corp. (EFH Corp.) website at http://www.energyfutureholdings.com as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. The information on EFH Corp.'s website shall not be deemed a part of, or incorporated by reference into, this quarterly report on Form 10-Q. Readers should not rely on or assume the accuracy of any representation or warranty in any agreement that EFIH has filed as an exhibit to this quarterly report on Form 10-Q because such representation or warranty may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties' risk allocation in the particular transaction, may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes or may no longer continue to be true at any given date, including the date of this quarterly report on Form 10-Q.

This quarterly report on Form 10-Q and other Securities and Exchange Commission filings of EFIH and its subsidiaries occasionally make references to EFIH (or "we," "our," "us" or "the company"), EFH Corp., Oncor Holdings or Oncor when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with, or otherwise reflected in, their respective parent company's financial statements for financial reporting purposes. However, these references should not be interpreted to imply that the relevant parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or vice versa.

i

GLOSSARY
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2011 Form 10-K	EFIH's Annual Report on Form 10-K for the year ended December 31, 2011

Adjusted EBITDA
Adjusted EBITDA means EBITDA adjusted to exclude noncash items, unusual items and other adjustments allowable under the EFIH Notes and certain debt arrangements of EFH Corp. (as applicable). See definition of EBITDA below. Adjusted EBITDA and EBITDA are not recognized terms under US GAAP and, thus, are non-GAAP financial measures. We are providing our and EFH Corp.'s Adjusted EBITDA in this Form 10-Q (see reconciliations in Exhibits 99(b) and 99(c)) solely because of the important role that Adjusted EBITDA plays in respect of certain covenants contained in the indentures for the EFIH Notes and EFH Corp. debt pushed down to EFIH as discussed in Note 4 to Financial Statements. We do not intend for Adjusted EBITDA (or EBITDA) to be an alternative to net income as a measure of operating performance or an alternative to cash flows from operating activities as a measure of liquidity or an alternative to any other measure of financial performance presented in accordance with US GAAP. Additionally, we do not intend for Adjusted EBITDA (or EBITDA) to be used as a measure of free cash flow available for management's discretionary use, as the measure excludes certain cash requirements such as interest payments, tax payments and other debt service requirements. Because not all companies use identical calculations, our presentation of Adjusted EBITDA (and EBITDA) may not be comparable to similarly titled measures of other companies.

CREZ	Competitive Renewable Energy Zone

EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization

EFCH	Energy Future Competitive Holdings Company, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context

EFH Corp.	Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context, whose major subsidiaries include TCEH and Oncor

EFH Corp. 10.875% Notes	EFH Corp.'s 10.875% Senior Notes due November 1, 2017, which are guaranteed on a senior unsecured basis by EFIH and EFCH as discussed in Note 4 to Financial Statements

EFH Corp. Secured Notes
Refers, collectively, to EFH Corp.'s 9.75% Senior Secured Notes due October 15, 2019 (EFH Corp. 9.75% Notes) and EFH Corp.'s 10.000% Senior Secured Notes due January 15, 2020 (EFH Corp. 10% Notes), both of which are guaranteed on a senior secured basis by EFIH and a senior unsecured basis by EFCH as discussed in Note 4 to Financial Statements.

EFH Corp. Toggle Notes	EFH Corp.'s 11.25%/12.00% Senior Toggle Notes due November 1, 2017, which are guaranteed on a senior unsecured basis by EFIH and EFCH as discussed in Note 4 to Financial Statements

EFIH	Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings, and/or its subsidiaries depending on context

EFIH Finance	EFIH Finance Inc., a direct, wholly-owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities

EFIH Notes
Refers, collectively, to EFIH's and EFIH Finance's 9.75% Senior Secured Notes due October 15, 2019 (EFIH 9.75% Notes), 10.000% Senior Secured Notes due December 1, 2020 (EFIH 10% Notes), 11% Senior Secured Second Lien Notes due October 1, 2021 (EFIH 11% Notes) and 11.75% Senior Secured Second Lien Notes due March 1, 2022 (EFIH 11.75% Notes).

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

GAAP	generally accepted accounting principles

Luminant
subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas

Merger	The transaction referred to in the Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp., which was completed on October 10, 2007

ii

NERC	North American Electric Reliability Corporation

Oncor
Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context, that is engaged in regulated electricity transmission and distribution activities

Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context

Oncor Ring-Fenced Entities	Oncor Holdings and its direct and indirect subsidiaries, including Oncor

PUCT	Public Utility Commission of Texas

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

Sponsor Group
Refers, collectively, to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Management, L.P. and GS Capital Partners, an affiliate of Goldman, Sachs & Co. that have an ownership interest in Texas Holdings.

TCEH
Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFCH and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context, whose major subsidiaries include Luminant and TXU Energy

Texas Holdings	Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities

Texas Transmission
Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor and is not affiliated with EFH Corp., any of EFH Corp.'s subsidiaries or any member of the Sponsor Group

TRE	Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with NERC standards and ERCOT protocols

TXU Energy	TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH, that is a REP in competitive areas of ERCOT, engaged in the retail sale of electricity to residential and business customers

US	United States of America

VIE	variable interest entity

iii

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
Interest income (Note 3)	$153	$145
Interest expense and related charges (Note 8)	(107)	(82)
Income before income taxes and equity in earnings of unconsolidated subsidiary	46	63
Income tax expense	(17)	(23)
Equity in earnings of unconsolidated subsidiary (net of tax) (Note 2)	57	50
Net income	$86	$90

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
Net income	$86	$90
Other comprehensive income — net of tax effects:
Investment in long-term debt of affiliates — net increase in fair value of securities — available for sale (net of tax expense of $61 and $1) (Note 3)	112	1
Cash flow hedges — Derivative value net loss related to hedged transaction recognized during the period and reported in equity earnings of unconsolidated subsidiary (net of tax benefit of $— in both periods) (Note 6)	1	—
Total other comprehensive income	113	1
Comprehensive income	$199	$91

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
Cash flows — operating activities:
Net income	$86	$90
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of unconsolidated subsidiary	(57)	(50)
Distributions of earnings from unconsolidated subsidiary	36	16
Deferred income taxes – net	(2)	—
PIK interest income on EFH Corp. Toggle Notes held as investment (Note 3)	(84)	(69)
Interest expense related to pushed-down debt of parent (Notes 4 and 8)	19	23
Accretion of purchase discount on investment in long-term debt of affiliates (Note 3)	(24)	(35)
Amortization of debt exchange and issuance costs	2	2
Changes in operating assets and liabilities	63	39
Cash provided by operating activities	39	16
Cash flows — financing activities:
Issuances of long-term debt (Note 4)	1,150	—
Distributions to EFH Corp.	(950)	—
Debt issuance costs and discounts	(37)	—
Cash provided by financing activities	163	—
Cash flows — investing activities:
Cash used in investing activities	—	—
Net change in cash and cash equivalents	202	16
Cash and cash equivalents — beginning balance	46	43
Cash and cash equivalents — ending balance	$248	$59

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS	(millions of dollars)
Current assets:
Cash and cash equivalents	$248	$46
Receivables from affiliates	216	86
Total current assets	464	132
Investment in Oncor Holdings (Note 2)	5,742	5,720
Investments in long-term debt of affiliates (all available-for-sale securities) (Note 3)	3,829	3,632
Other noncurrent assets	56	33
Total assets	$10,091	$9,517
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Trade accounts and other payables to affiliates	$1	$—
Accrued interest	141	49
Total current liabilities	142	49
Accumulated deferred income taxes	167	108
Income taxes payable to EFH Corp. (Note 7)	142	119
Long-term debt (Note 4)	4,574	3,436
Total liabilities	5,025	3,712
Commitments and Contingencies (Note 5)
Membership interests (Note 6):
Capital account	4,938	5,790
Accumulated other comprehensive income	128	15
Total membership interests	5,066	5,805
Total liabilities and membership interests	$10,091	$9,517

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

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in our 2011 Form 10-K. Our investment in Oncor Holdings does not meet accounting standards criteria for consolidation and is accounted for under the equity method (see Note 2). Adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in our 2011 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Use of Estimates

Preparation of financial statements requires estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of income and expense, including fair value measurements. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

2.	INVESTMENT IN ONCOR HOLDINGS

We have an equity investment in Oncor Holdings, which is considered a variable interest entity (VIE). A VIE is an entity with which we have a relationship or arrangement that indicates some level of control over the entity or results in economic risks to us. Accounting standards require consolidation of a VIE if we have (a) the power to direct the significant activities of the VIE and (b) the right or obligation to absorb profit and loss from the VIE (primary beneficiary). In determining the appropriateness of consolidation of a VIE, we evaluate its purpose, governance structure, decision making processes and risks that are passed on to its interest holders. We also examine the nature of any related party relationships among the interest holders of the VIE and the nature of any special rights granted to the interest holders of the VIE.

As discussed below, our balance sheet reflects Oncor Holdings, which holds an approximate 80% interest in Oncor, accounted for as an equity method investment because the structural and operational "ring-fencing" measures discussed in Note 1 prevent us from having power to direct the significant activities of Oncor Holdings or Oncor. We account for our investment in Oncor Holdings under the equity method, as opposed to the cost method, because, while we do not have the power to direct Oncor's significant activities, we do have the ability to exercise significant influence (as defined by US GAAP) over its activities.

The carrying value of our variable interest in Oncor Holdings that we do not consolidate totaled $5.742 billion and $5.720 billion at March 31, 2012 and December 31, 2011, respectively, and is reported as investment in Oncor Holdings in the balance sheet. Our maximum exposure to loss from these interests does not exceed our carrying value.

Distributions from Oncor Holdings — The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the applicable board determines that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings. Oncor's distributions to us totaled $36 million and $16 million in the three months ended March 31, 2012 and 2011, respectively. Distributions are limited to Oncor's cumulative net income and may not be paid except to the extent Oncor maintains a required regulatory capital structure, as discussed below. At March 31, 2012, $70 million was eligible to be distributed to Oncor's members after taking into account these restrictions, of which approximately 80% relates to our ownership interest in Oncor.

For the period beginning October 11, 2007 and ending December 31, 2012, distributions (other than distributions of the proceeds of any equity issuance) paid by Oncor to its members are limited by a PUCT order to an amount not to exceed Oncor's cumulative net income determined in accordance with US GAAP, as adjusted. Adjustments consist of the removal of noncash impacts of purchase accounting and deducting two specific cash commitments. To date, the noncash impact consists of removing the effect of an $860 million goodwill impairment charge in 2008 and the cumulative amount of net accretion of fair value adjustments. The two specific cash commitments are the $72 million ($46 million after tax) one-time refund to customers in September 2008 and the funds spent as part of the $100 million commitment for additional energy efficiency initiatives of which $79 million ($51 million after tax) has been spent through March 31, 2012. At March 31, 2012, $351 million was available for distribution under the cumulative net income restriction, of which approximately 80% relates to our ownership interest in Oncor.

Oncor's distributions are further limited by its required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At March 31, 2012, Oncor's regulatory capitalization ratio was 59.5% debt and 40.5% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility's debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes bonds issued by Oncor Electric Delivery Transition Bond Company, which were issued in 2003 and 2004 to recover specific generation-related regulatory asset stranded and other qualified costs. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization). At March 31, 2012, $70 million was available for distribution under the capital structure restriction, of which approximately 80% relates to our ownership interest in Oncor.

Oncor Holdings Financial Statements— Condensed statements of consolidated income of Oncor Holdings and its subsidiaries in the three months ended March 31, 2012 and 2011 are presented below:

	Three Months Ended March 31,
	2012	2011
Operating revenues	$783	$706
Operation and maintenance expenses	(296)	(258)
Depreciation and amortization	(184)	(172)
Taxes other than income taxes	(102)	(97)
Other income	7	8
Other deductions	(1)	(2)
Interest income	8	10
Interest expense and related charges	(91)	(90)
Income before income taxes	124	105
Income tax expense	(52)	(42)
Net income	72	63
Net income attributable to noncontrolling interests	(15)	(13)
Net income attributable to Oncor Holdings	$57	$50

Assets and liabilities of Oncor Holdings at March 31, 2012 and December 31, 2011 are presented below:

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$13	$12
Restricted cash	59	57
Trade accounts receivable — net	306	303
Trade accounts and other receivables from affiliates	161	179
Inventories	74	71
Accumulated deferred income taxes	68	73
Prepayments and other current assets	79	74
Total current assets	760	769
Restricted cash	16	16
Receivable from TCEH related to nuclear plant decommissioning	269	225
Other investments	76	73
Property, plant and equipment — net	10,775	10,569
Goodwill	4,064	4,064
Note receivable due from TCEH	128	138
Regulatory assets — net	1,425	1,505
Other noncurrent assets	72	73
Total assets	$17,585	$17,432
LIABILITIES
Current liabilities:
Short-term borrowings	$738	$392
Long-term debt due currently	495	494
Trade accounts payable — nonaffiliates	135	197
Income taxes payable to EFH Corp.	15	2
Accrued taxes other than income	54	151
Accrued interest	65	108
Other current liabilities	92	112
Total current liabilities	1,594	1,456
Accumulated deferred income taxes	1,705	1,688
Investment tax credits	27	28
Long-term debt, less amounts due currently	5,119	5,144
Other noncurrent liabilities and deferred credits	1,815	1,832
Total liabilities	$10,260	$10,148

3.	INVESTMENTS IN LONG-TERM DEBT OF AFFILIATES

As a result of debt exchanges in 2009 through 2011, we hold debt securities of EFH Corp. and TCEH with carrying values totaling $3.829 billion and $3.632 billion at March 31, 2012 and December 31, 2011, respectively, reported as investments in long-term debt of affiliates.

At March 31, 2012 and December 31, 2011, all of these debt securities are classified as available-for-sale because management has determined it would sell or exchange the securities under certain conditions. The EFH Corp. and TCEH securities were reclassified to available-for-sale from held-to-maturity in the third quarter 2011 and fourth quarter 2010, respectively. Any sale or exchange of these securities to/with nonaffiliates would require EFH Corp. to facilitate the transaction. In accordance with accounting guidance for investments classified as available-for-sale, at March 31, 2012 and December 31, 2011 the securities are recorded at fair value and unrealized gains or losses are recorded in other comprehensive income unless such losses are other than temporary, in which case they are recorded as impairments in net income. The principal amounts, coupon rates, maturities and carrying value are as follows:

	March 31, 2012		December 31, 2011
	Principal Amount	Carrying Value (a)	Principal Amount	Carrying Value (a)
Available-for-sale securities:
EFH Corp. 10.875% Fixed Senior Notes due November 1, 2017	$1,591	$1,352	$1,591	$1,288
EFH Corp. 11.25/12.00% Senior Toggle Notes due November 1, 2017	2,784	2,422	2,784	2,283
EFH Corp. 5.55% Fixed Senior Notes Series P due November 15, 2014	45	33	45	30
EFH Corp. 6.50% Fixed Senior Notes Series Q due November 15, 2024	6	3	6	2
EFH Corp. 6.55% Fixed Senior Notes Series R due November 15, 2034	3	1	3	2
TCEH 10.25% Fixed Senior Notes due November 1, 2015 (both periods include $48 million principal amount of Series B Notes)	79	18	79	27
Total available-for-sale securities	$4,508	$3,829	$4,508	$3,632
Available-for-sale securities:
Carrying (fair) value		$3,829		$3,632
Cumulative unrealized gains (recorded as other comprehensive income) (b)		(234)		(61)
Amortized cost basis		$3,595		$3,571
_____________

(a)	Carrying value equals fair value.

(b)
2012 amount reflects unrealized gains on EFH Corp. securities totaling $244 million and unrealized losses on TCEH securities totaling $10 million. 2011 amount reflects unrealized gain on EFH Corp. Toggle Notes.

Interest income recorded on these investments was as follows:

	Three Months Ended March 31,
	2012	2011
Held-to-maturity securities:
Interest received/accrued	$—	$39
Accretion of purchase discount	—	34
PIK interest received/accrued related to EFH Corp. Toggle Notes	—	69
Total interest income related to held-to-maturity securities	—	142
Available-for-sale securities:
Interest received/accrued	46	2
Accretion of purchase discount	24	1
PIK interest received/accrued related to EFH Corp. Toggle Notes	83	—
Total interest income related to available-for-sale securities	153	3
Total interest income	$153	$145

We determine value under the fair value hierarchy established in accounting standards. Under the fair value hierarchy, Level 2 valuations are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences. The fair value of our investment in long-term debt of affiliates is estimated at the lesser of either the call price or the market value as determined by broker quotes and quoted market prices for similar securities in active markets. For the periods presented, the fair values of our investment in long-term debt of affiliates represent Level 2 valuations. At March 31, 2012, unaffiliated parties held 14% of the outstanding EFH Corp. Toggle Notes and 11% of the outstanding EFH Corp 10.875% Notes; EFIH held the remaining outstanding notes.

Our liquidity needs represent interest and principal payments on our long-term debt, which we expect to fund with interest and principal payments we receive on the investments in TCEH and EFH Corp. debt securities, distributions we receive from Oncor Holdings and as necessary, additional liquidity sources including borrowings from EFH Corp.

4.	LONG-TERM DEBT

At March 31, 2012 and December 31, 2011, long-term debt consisted of the following (principal amounts):

	March 31, 2012	December 31, 2011
Debt issued by EFIH:
9.75% Fixed Senior Secured First Lien Notes due October 15, 2019	141	141
10% Fixed Senior Secured First Lien Notes due December 1, 2020	2,180	2,180
11% Senior Secured Second Lien Notes due October 1, 2021	406	406
11.75% Senior Secured Second Lien Notes due March 1, 2022	1,150	—
Unamortized discount	(12)	—
Total debt issued by EFIH	3,865	2,727
Pushed down debt (a):
9.75% EFH Corp. Fixed Senior Secured Notes due October 15, 2019	57	57
10% EFH Corp. Fixed Senior Secured Notes due January 15, 2020	331	331
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017	98	98
11.25/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017	220	220
Unamortized premium	3	3
Total pushed down debt	709	709
Total long-term debt (b)	$4,574	$3,436
________________

(a)	Represents 50% of the principal amount of these EFH Corp. securities guaranteed by EFIH and pushed down per the discussion below under "Guarantees and Push Down of EFH Corp. Debt."

(b)	EFIH had no long-term debt due currently at March 31, 2012 and December 31, 2011.

Issuance of EFIH 11.75% Senior Secured Second Lien Notes

In February 2012, EFIH and EFIH Finance issued $1.150 billion principal amount of 11.75% Senior Secured Second Lien Notes due 2022 (EFIH 11.75% Notes). The notes were issued at a discount of $12 million, which will be amortized to interest expense over the life of the notes. The net proceeds were used to pay a $950 million dividend to EFH Corp., and the balance was retained as cash on hand. EFH Corp. used the dividend to repay a portion of the demand notes payable by EFH Corp. to TCEH. The balance of the demand notes, which are guaranteed by EFIH as discussed in Note 7, totaled $671 million at March 31, 2012.

The EFIH 11.75% Notes mature in March 2022, with interest payable in cash semiannually in arrears on March 1 and September 1, beginning September 1, 2012, at a fixed rate of 11.75% per annum. The EFIH 11.75% Notes are secured on a second-priority basis by EFIH's pledge of its 100% ownership of the membership interests of Oncor Holdings (the EFIH Collateral). The EFIH 11.75% Notes have substantially the same covenants as the EFIH 11% Notes, and the holders of the EFIH 11.75% Notes will generally vote as a single class with the holders of the EFIH 11% Notes.

Until March 1, 2015, EFIH may redeem, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of the EFIH 11.75% Notes from time to time at a redemption price of 111.750% of the aggregate principal amount of the notes being redeemed, plus accrued interest. EFIH may redeem the notes at any time prior to March 1, 2017 at a price equal to 100% of their principal amount, plus accrued interest and the applicable premium as defined in the indenture governing the notes. EFIH may also redeem the notes, in whole or in part, at any time on or after March 1, 2017, at specified redemption prices, plus accrued interest. Upon the occurrence of a change of control (as described in the indenture governing the notes), EFIH must offer to repurchase the notes at 101% of their principal amount, plus accrued interest.

The EFIH 11.75% Notes were issued in private placements and are not registered under the Securities Act of 1933, as amended (Securities Act). EFIH has agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH 11.75% Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable exchange notes for the EFIH 11.75% Notes. If the registration statement has not been filed and declared effective within 365 days after the original issue date (a Registration Default), the annual interest rate on the notes will increase by 25 basis points for the first 90-day period during which a Registration Default continues, and thereafter, the annual interest rate on the notes will increase by 50 basis points for the remaining period during which the Registration Default continues. If the Registration Default is cured, the interest rate on the notes will revert to the original level.

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

The amount reflected on our balance sheet as pushed down debt ($709 million at both March 31, 2012 and December 31, 2011, as shown in the long-term debt table above) represents 50% of the principal amount (plus unamortized premium) of the EFH Corp. Merger-related debt guaranteed by EFIH. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., we record the settlement of such amounts as noncash capital contributions from EFH Corp. (see Note 8).

The tables below present, at March 31, 2012 and December 31, 2011, an analysis of the total outstanding principal amount of EFH Corp. debt that EFIH and EFCH have guaranteed (fully and unconditionally on a joint and several basis), as (i) amounts that EFIH held as an investment, (ii) amounts held by nonaffiliates subject to push down to our balance sheet and (iii) amounts held by nonaffiliates that are not Merger-related. The EFCH guarantee of the EFH Corp. debt is not secured. EFIH's guarantee of the EFH Corp. Secured Notes is secured by the EFIH Collateral.

March 31, 2012
Securities Guaranteed (principal amounts)	Held by EFIH	Subject to Push Down	Not Merger-Related	Total Guaranteed
EFH Corp. 10% Senior Secured Notes	$—	$661	$400	$1,061
EFH Corp. 9.75% Senior Secured Notes	—	115	—	115
EFH Corp. 10.875% Senior Notes	1,591	196	—	1,787
EFH Corp. 11.25/12.00% Senior Toggle Notes	2,784	438	—	3,222
Subtotal	$4,375	$1,410	$400	6,185
EFH Corp. P&I and SG&A demand notes payable to TCEH (Note 7)				671
Total				$6,856

December 31, 2011
Securities Guaranteed (principal amounts)	Held by EFIH	Subject to Push Down	Not Merger-Related	Total Guaranteed
EFH Corp. 10% Senior Secured Notes	$—	$661	$400	$1,061
EFH Corp. 9.75% Senior Secured Notes	—	115	—	115
EFH Corp. 10.875% Senior Notes	1,591	196	—	1,787
EFH Corp. 11.25/12.00% Senior Toggle Notes	2,784	438	—	3,222
Subtotal	$4,375	$1,410	$400	6,185
EFH Corp. P&I and SG&A demand notes payable to TCEH (Note 7)				1,592
Total				$7,777

EFIH 9.75% Senior Secured Notes

At March 31, 2012, the principal amount of the EFIH 9.75% Notes totaled $141 million. The notes mature in October 2019, with interest payable in cash semi-annually in arrears on April 15 and October 15 at a fixed rate of 9.75% per annum. The EFIH 9.75% Notes are not guaranteed but are secured by the EFIH Collateral on an equal and ratable basis with the EFIH 10% Notes and EFIH's guarantee of the EFH Corp. Secured Notes.

The notes are senior obligations of EFIH and rank equally in right of payment with all senior indebtedness of EFIH and are senior in right of payment to any future subordinated indebtedness of EFIH. The notes are effectively senior to all unsecured indebtedness of EFIH, to the extent of the value of the EFIH Collateral, and are effectively subordinated to any indebtedness of EFIH secured by assets of EFIH other than the EFIH Collateral, to the extent of the value of the assets securing such indebtedness. Furthermore, the notes are structurally subordinated to all indebtedness and other liabilities of EFIH's subsidiaries (other than EFIH Finance), including Oncor Holdings and its subsidiaries.

EFIH 10% Senior Secured Notes

At March 31, 2012, the principal amount of the EFIH 10% Notes totaled $2.180 billion. The notes mature in December 2020, with interest payable in cash semi-annually in arrears on June 1 and December 1 at a fixed rate of 10% per annum. The notes are secured by the EFIH Collateral on an equal and ratable basis with the EFIH 9.75% Notes and EFIH's guarantee of the EFH Corp. Senior Secured Notes as discussed above.

EFIH 11% Senior Secured Second Lien Notes

At March 31, 2012, the principal amount of the EFIH 11% Notes totaled $406 million. The notes mature in October 2021, with interest payable in cash semiannually in arrears on May 15 and November 15 at a fixed rate of 11% per annum. The notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11.75% Notes.

The EFIH 11% Notes were issued in a private placement and are not registered under the Securities Act. EFIH agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH 11% Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable exchange notes for the EFIH 11% Notes, unless such notes meet certain transferability conditions (as described in the related registration rights agreement). The notes met the transferability conditions in March 2012 and became freely tradable.

Fair Value of Long-Term Debt

The estimated fair value of our long-term debt (including the pushed down debt) totaled $4.784 billion and $3.494 billion at March 31, 2012 and December 31, 2011, respectively, and the carrying amount totaled $4.574 billion and $3.436 billion, respectively. Fair value is determined in accordance with accounting standards related to the determination of fair value and at March 31, 2012 represents Level 2 valuations. We obtain security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values, which are validated through subscription services such as Bloomberg where relevant.

5.	COMMITMENTS AND CONTINGENCIES

Guarantees

See Notes 4 and 7 as well as Note 5 to Financial Statements in our 2011 Form 10-K for discussion of our guarantees of certain EFH Corp. debt.

Legal Proceedings

From time to time, we may be involved in various legal and administrative proceedings in the normal course of business the ultimate resolutions of which, in the opinion of management, should not have a material effect upon our financial condition, results of operations or liquidity.

6.	MEMBERSHIP INTERESTS

Distribution Restrictions

The indentures governing the EFIH Notes include covenants that, among other things and subject to certain exceptions, restrict our ability to pay dividends or make other distributions with respect to our membership interests. Accordingly, essentially all of our net income is restricted from being used to make distributions with respect to our membership interests unless such distributions are expressly permitted under the indentures. The indentures further restrict us from making any distribution to EFH Corp. for the ultimate purpose of making a dividend on EFH Corp.'s common stock unless at the time, and after giving effect to such distribution, our consolidated leverage ratio is equal to or less than 6.0 to 1.0. Under the indentures governing the EFIH Notes, the term "consolidated leverage ratio" is defined as the ratio of EFIH's consolidated total debt (as defined in the indentures) to EFIH's Adjusted EBITDA on a consolidated basis, including Oncor Holdings and its subsidiaries. EFIH's consolidated leverage ratio was 5.9 to 1.0 at March 31, 2012.

In addition, under applicable law, we are prohibited from paying any distribution to the extent that immediately following payment of such distribution, we would be insolvent.

In February 2012, EFIH's board of directors declared, and EFIH paid a cash dividend to EFH Corp. of $950 million, which was used by EFH Corp. to partially settle a demand note payable to TCEH (see Note 4). EFIH did not pay any cash distributions in the three months ended March 31, 2011.

Membership Interests

The following table presents the changes to membership interests during the three months ended March 31, 2012.

	Capital Accounts	Accumulated Other Comprehensive Income	Total Membership Interests
Balance at December 31, 2011	$5,790	$15	$5,805
Net income	86	—	86
Distributions paid to parent	(950)	—	(950)
Effect of debt push-down from EFH Corp. (Note 4)	12	—	12
Net effects of investment in long-term debt of affiliates (Note 3)	—	112	112
Net effects of cash flow hedges – Oncor (a)	—	1	1
Balance at March 31, 2012	$4,938	$128	$5,066
____________

(a)	Represents recognition in equity in earnings of unconsolidated subsidiary of previous losses on interest rate hedge transactions entered into by Oncor.

The following table presents the changes to membership interests during the three months ended March 31, 2011.

	Capital Accounts	Accumulated Other Comprehensive Loss	Total Membership Interests
Balance at December 31, 2010	$5,195	$(2)	$5,193
Net income	90	—	90
Effect of debt push-down from EFH Corp. (Note 4)	8	—	8
Capital contributions (a)	9	—	9
Net effects of investment in long-term debt of affiliates (Note 3)	—	1	1
Balance at March 31, 2011	$5,302	$(1)	$5,301
____________

(a)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of equity interests in Oncor.

7.	RELATED–PARTY TRANSACTIONS

The following represent our significant related-party transactions in addition to the investment in EFH Corp. and TCEH debt securities discussed in Note 3:

•
EFH Corp. files consolidated federal income tax and Texas state margin tax returns, and under a tax sharing agreement, allocates income tax liabilities to us substantially as if we were filing our own corporate income tax returns. Our amounts payable to EFH Corp. related to income taxes totaled $142 million and $119 million at March 31, 2012 and December 31, 2011, respectively. The income tax payable at both March 31, 2012 and December 31, 2011 was reported as noncurrent because we do not expect to pay it until mid-2013. We made no income tax payments to EFH Corp. in the three months ended March 31, 2012 or 2011. See discussion below in this note regarding allocation of income tax liabilities to Oncor Holdings and Oncor.

•
At March 31, 2012 and December 31, 2011, EFH Corp. had demand notes payable to TCEH totaling $671 million and $1.592 billion, respectively, arising from borrowings used to fund EFH Corp. debt principal and interest payments (P&I Note) and net borrowings for general corporate purposes (SG&A Note). The reduction in the balance of the notes in the three months ended March 31, 2012 was funded by debt issued by EFIH (see Note 4). The notes are guaranteed by EFCH and EFIH on an unsecured basis. In connection with debt-related transactions entered into by EFH Corp. in April 2011, EFH Corp. agreed (i) to not make any additional borrowings under the SG&A Note, which totaled $233 million at March 31, 2012, (ii) to cap borrowings under the P&I Note to no more than $2 billion and (iii) that the sum of (a) the outstanding debt (including guarantees) of EFH Corp. or any of its subsidiaries (including EFIH) that is secured by a second-priority lien on the equity interest that EFIH owns in Oncor Holdings (the EFIH Second-Priority Debt) and (b) the aggregate outstanding amount of the intercompany notes will not exceed, at any time, the maximum amount of EFIH Second-Priority Debt permitted by the indenture governing the EFH Corp. 10% Senior Secured Notes due 2020.

•
In February 2012, Goldman, Sachs & Co. (Goldman), an affiliate of GS Capital Partners, acted as a joint book-running manager and initial purchaser in the issuance of $1.150 billion principal amount of EFIH 11.750% Senior Secured Second Lien Notes (see Note 4) for which it received fees totaling $7 million. A broker-dealer affiliate of KKR served as a co-manager and initial purchaser and an affiliate of TPG Management, L.P. served as an advisor in the transaction for which they each received $1 million.

•	Affiliates of the Sponsor Group have sold or acquired, and in the future may sell or acquire, debt or debt securities issued by us in open market transactions or through loan syndications.

See Note 4 regarding guarantees and push-down of certain EFH Corp. debt and Note 6 regarding noncash settlement of certain income taxes payable.

Significant related-party transactions between Oncor Holdings (including its consolidated subsidiary Oncor) and EFH Corp., other affiliates of EFH Corp. and the Sponsor Group are as follows:

•
Oncor receives payments from TCEH for services it provides, principally the delivery of electricity. Revenues recorded by Oncor for these services totaled $227 million and $239 million in the three months ended March 31, 2012 and 2011, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. These revenues from TCEH represented 29% and 34% of Oncor Holdings' operating revenues in the three months ended March 31, 2012 and 2011, respectively. Oncor Holdings' balance sheets at March 31, 2012 and December 31, 2011 reflect receivables from TCEH totaling $120 million and $138 million, respectively, primarily related to these electricity delivery fees.

•
Oncor recognizes interest income from TCEH with respect to Oncor's generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Oncor's bankruptcy-remote financing subsidiary. The interest income, which is received on a monthly basis, serves to offset Oncor's interest expense on the transition bonds. This interest income totaled $7 million and $8 million in the three months ended March 31, 2012 and 2011, respectively.

•
Incremental income tax amounts payable by Oncor, under a tax sharing agreement with EFH Corp., as a result of delivery fee surcharges to its customers related to the transition bonds discussed immediately above are reimbursed by TCEH. Oncor Holdings' consolidated financial statements reflect a note receivable maturing in 2016 from TCEH of $169 million ($41 million reported as current in trade accounts and other receivables from affiliates) and $179 million ($41 million reported as current in trade accounts and other receivables from affiliates) related to these income taxes at March 31, 2012 and December 31, 2011, respectively. Oncor reviews economic conditions, TCEH's credit ratings and historical payment activity to assess the overall collectability of these affiliated receivables. At March 31, 2012, there were no credit loss allowances related to the note receivable from TCEH.

•
Oncor pays EFH Corp. subsidiaries for certain administrative services and shared facilities at cost. These costs, which are primarily reported in operation and maintenance expenses, totaled $7 million and $9 million in the three months ended March 31, 2012 and 2011, respectively.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility is funded by a delivery fee surcharge collected from REPs by Oncor and remitted monthly to TCEH, with the intent that the trust fund assets (reported in TCEH's balance sheet) will be sufficient to fund the decommissioning liability (also reported in TCEH's balance sheet). The delivery fee surcharges remitted to TCEH totaled $4 million in each of the three month periods ended March 31, 2012 and 2011. Income and expenses associated with the trust fund and the decommissioning liability recorded by TCEH are offset by a net change in the intercompany receivable/payable between Oncor and TCEH, which in turn results in a change in Oncor's reported net regulatory asset/liability. The regulatory liability and a receivable from TCEH in the same amount, which totaled $269 million and $225 million at March 31, 2012 and December 31, 2011, respectively, represent the excess of the trust fund balance over the net decommissioning liability.

•
EFH Corp. files a consolidated federal income tax return that includes Oncor Holdings' results. Oncor is not a member of EFH Corp.'s consolidated tax group, but EFH Corp.'s consolidated federal income tax return includes EFH Corp.'s portion of Oncor's results as a result of EFH Corp.'s equity ownership in Oncor. EFH Corp. also files a consolidated Texas state margin tax return that includes all of Oncor Holdings' and Oncor's results. However, under a tax sharing agreement Oncor Holdings and Oncor record their federal income and Texas state margin taxes substantially as if Oncor Holdings and Oncor were filing their own corporate income tax returns. Oncor Holdings and Oncor had a current combined amount payable to EFH Corp. related to income taxes of $15 million and $2 million at March 31, 2012 and December 31, 2011, respectively. Oncor Holdings and Oncor made no income tax payments to EFH Corp. in the three months ended March 31, 2012 and 2011.

•
Oncor has PUCT-approved tariffs in place to assure adequate credit worthiness of any REP to support the REP's obligation to collect transition bond-related charges on behalf of Oncor Electric Delivery Transition Bond Company LLC. Under these tariffs, as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at both March 31, 2012 and December 31, 2011, TCEH had posted letters of credit in the amount of $12 million for Oncor's benefit.

•
Oncor and Texas Holdings agreed to the terms of a stipulation with major interested parties to resolve all outstanding issues in the PUCT review related to the Merger. As part of this stipulation, TCEH would be required to post a letter of credit in an amount equal to $170 million to secure its payment obligations to Oncor in the event, which has not occurred, two or more rating agencies downgrade Oncor's credit rating below investment grade.

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

•
Oncor participates in plans sponsored by EFH Corp. that provide pension, health care and other retiree benefits. Accordingly, Oncor Holdings' consolidated financial statements reflect allocations to Oncor of amounts related to these retiree benefit plans. Certain regulatory provisions allow for the recovery by Oncor of retiree benefit costs for all applicable former employees of EFH Corp.'s regulated predecessor integrated electric utility, which in addition to Oncor's active and retired employees consists largely of active and retired personnel engaged in TCEH's activities, related to service of those additional personnel prior to the deregulation and disaggregation of EFH Corp.'s businesses effective January 1, 2002. Accordingly, Oncor and TCEH entered into an agreement whereby Oncor assumed responsibility for applicable retiree benefit costs related to those personnel.

8.	SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges

	Three Months Ended March 31,
	2012	2011
Interest expense	$86	$57
Interest expense related to pushed down debt	19	23
Amortization of debt exchange and issuance costs	2	2
Total interest expense and related charges	$107	$82

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2012	2011
Cash payments (receipts) related to:
Interest paid	$—	$1
Noncash investing and financing activities:
Parent's payment of interest on pushed-down debt accounted for as a contribution of capital (net of tax) (Note 6)	12	8
Capital contribution related to settlement of certain income taxes payable (a)	—	9
____________

(a)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of noncontrolling interests in Oncor.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2012 and 2011 should be read in conjunction with our consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFIH is a Dallas, Texas-based holding company whose wholly-owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell electricity to residential, business and other consumers in the north-central, eastern and western parts of Texas. Revenues from TCEH represented 29% and 34% of total revenues in the three months ended March 31, 2012 and 2011, respectively. EFIH is a direct, wholly-owned subsidiary of EFH Corp. EFIH has no reportable business segments. Various "ring-fencing" measures have been taken to enhance the credit quality of Oncor Holdings and Oncor. See Note 1 to Financial Statements for a description of the material features of these "ring-fencing" measures and Notes 1 and 2 to Financial Statements for discussion of the reporting of our investment in Oncor Holdings as an equity method investment.

Significant Activities and Events

Issuance of EFIH 11.750% Senior Secured Second Lien Notes — See Note 4 to Financial Statements for details of EFIH's and EFIH Finance's February 2012 issuance of $1.150 billion principal amount of 11.750% Senior Secured Second Lien Notes due 2022.

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

At March 31, 2012, Oncor had installed 2,534,000 advanced digital meters, including 232,000 in 2012. As the new meters are integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $556 million at March 31, 2012, including $38 million in 2012. Oncor expects to complete installations of the remaining approximately 500,000 advanced meters by the end of 2012.

Other Oncor Matters with the PUCT — See discussion of these matters, including the construction of CREZ-related transmission lines, below under "Regulatory Matters."

RESULTS OF OPERATIONS

Financial Results — Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Interest income increased $8 million, or 6%, to $153 million in 2012. The increase reflected additional investments in long-term debt of affiliates as a result of debt exchange transactions completed in 2011 (see Note 3 to Financial Statements).

Interest expense and related charges increased $25 million, or 30%, to $107 million in 2012. The increase reflected the issuance of $1.150 billion and $406 million aggregate principal amount of EFIH Notes in February 2012 and April 2011, respectively, partially offset by a $142 million net reduction in debt pushed down from EFH Corp. reflecting EFH Corp. and EFIH debt exchanges and repurchases in 2011 (see Note 4 to Financial Statements and Note 5 to Financial Statements in our 2011 Form 10-K Financial Statements).

Income tax expense totaled $17 million and $23 million in 2012 and 2011, respectively. The effective rate on pretax income was 37.0% and 36.5% in 2012 and 2011, respectively.

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) increased $7 million to $57 million in 2012 reflecting higher earnings at Oncor due to higher tariffs as a result of a PUCT rate review completed in 2011, partially offset by the effects of milder weather on revenue and higher depreciation and operation and maintenance expense.

Net income decreased $4 million to $86 million in 2012 driven by the increase in interest expense, partially offset by increased interest income and equity in earnings of Oncor Holdings.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows — Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011 — Cash provided by operating activities totaled $39 million and $16 million in 2012 and 2011, respectively. The $23 million increase was driven by a $20 million increase in cash distributions from Oncor Holdings.

Amortization of debt issuance costs reported in the statement of consolidated cash flows represents the expenses related to debt pushed down from EFH Corp. and debt we issued (see Note 4 to Financial Statements) and is reported in interest expense and related charges in the statement of consolidated income.

Cash provided by financing activities totaled $163 million in 2012, reflecting the net proceeds from EFIH's issuances of $1.150 billion of EFIH Notes and distributions of $950 million of the proceeds to EFH Corp. (see Note 4 to Financial Statements).

There were no cash flows related to investing activities in 2012 or 2011.

Liquidity Needs — Our liquidity needs represent interest and principal payments on our long-term debt, which we expect to fund with interest and principal payments we receive on the investments in EFH Corp. or TCEH debt securities (see Note 3 to Financial Statements), distributions we receive from Oncor Holdings, and as necessary, additional liquidity sources including borrowings from EFH Corp. (See "Distributions from Oncor" below and Note 2 to Financial Statements.)

Secured Debt Capacity — At April 27, 2012, EFIH believes that it and EFH Corp. collectively are permitted under its and EFH Corp.'s applicable debt agreements to issue (subject to certain exceptions and conditions set forth in their applicable debt documents) up to approximately $1.8 billion of additional aggregate principal amount of debt secured by EFIH's equity interest in Oncor Holdings (of which approximately $500 million can be on a first-priority basis and the remainder on a second-priority basis).

These amounts are estimates based on EFIH's and EFH Corp.'s current interpretation of the covenants set forth in their and their subsidiaries' applicable debt agreements and do not take into account exceptions in the agreements that may allow for the incurrence of additional secured debt, including, but not limited to, acquisition debt, coverage ratio debt, refinancing debt, capital leases and hedging obligations. Moreover, such amounts could change from time to time as a result of, among other things, the termination of any debt agreement (or specific terms therein) or changes in the debt agreements that result from negotiations with new or existing lenders. In addition, covenants included in agreements governing additional future debt may impose greater restrictions on the incurrence of secured debt by EFIH and EFH Corp. Consequently, the actual amount of senior secured debt that EFIH and EFH Corp. are permitted to incur under their respective debt agreements could be materially different than the amounts provided above.

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

EFH Corp. expects to make its May and November 2012 interest payments on the EFH Corp. Toggle Notes by using the PIK feature of those notes. During the applicable interest periods, the interest rate on these notes is increased from 11.25% to 12.00%. Accordingly, we expect to receive an aggregate principal amount of EFH Corp. notes totaling $167 million in May 2012 and $177 million in November 2012 in lieu of cash interest on our investment in EFH Corp. Toggle Notes. Also as a result of the PIK feature, EFH Corp. is expected to issue an additional $27 million aggregate principal amount of the notes to nonaffiliates in May 2012 and $28 million in November 2012, all of which are subject to push down to our balance sheet. See Notes 3 and 4 to Financial Statements.

Distributions from Oncor — Oncor's distributions to us totaled $36 million and $16 million in the three months ended March 31, 2012 and 2011, respectively. We expect to receive a distribution totaling approximately $32 million from Oncor in May 2012. See Note 2 to Financial Statements for discussion of limitations on amounts Oncor can distribute to its members.

In 2009, the PUCT awarded certain CREZ construction projects to Oncor. See discussion below under "Regulatory Matters — Oncor Matters with the PUCT." As a result of the increased capital expenditures for CREZ and the debt-to-equity ratio cap, we expect our distributions from Oncor will be substantially reduced or temporarily discontinued during the CREZ construction period, which is expected to end in late 2013.

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

Adjusted EBITDA (as used in the restricted payments covenants contained in the indentures governing the EFIH Notes and the EFH Corp. Secured Notes) in the twelve months ended March 31, 2012 totaled $1.674 billion and $5.110 billion, respectively. See Exhibits 99(b) and 99(c) for a reconciliation of net income (loss) to Adjusted EBITDA for EFIH and EFH Corp., respectively, in the three and twelve months ended March 31, 2012 and 2011.

The table below summarizes various financial ratios of EFIH and EFH Corp. that are applicable under certain threshold covenants in the indentures governing the EFIH Notes, EFH Corp. 10.875% Notes, EFH Corp. Toggle Notes and EFH Corp. Secured Notes at March 31, 2012 and 2011 and the corresponding covenant threshold levels at March 31, 2012. The debt incurrence and restricted payments/limitations on investments covenants thresholds described below represent levels that must be met in order for EFH Corp. and EFIH to incur certain permitted debt or make certain restricted payments and/or investments. Our debt agreements do not contain maintenance covenants.

	March 31, 2012	December 31, 2011	Threshold Level at March 31, 2012
Debt Incurrence Covenants:
EFH Corp. Secured Notes:
EFH Corp. fixed charge coverage ratio	1.0 to 1.0	1.1 to 1.0	At least 2.0 to 1.0
EFIH Notes:
EFIH fixed charge coverage ratio (a)	(b)	(b)	At least 2.0 to 1.0
Restricted Payments/Limitations on Investments Covenants:
EFH Corp. 10.875% Notes and Toggle Notes:
General restrictions (Sponsor Group payments):
EFH Corp. leverage ratio	9.6 to 1.0	9.7 to 1.0	Equal to or less than 7.0 to 1.0
EFH Corp. Secured Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.3 to 1.0	1.4 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.0 to 1.0	1.1 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	9.6 to 1.0	9.7 to 1.0	Equal to or less than 7.0 to 1.0
EFIH Notes:
General restrictions (non-EFH Corp. payments):
EFIH fixed charge coverage ratio (a)(d)	9.7 to 1.0	81.7 to 1.0	At least 2.0 to 1.0
General restrictions (EFH Corp. payments):
EFIH fixed charge coverage ratio (a)(d)	(b)	(b)	At least 2.0 to 1.0
EFIH leverage ratio	5.9 to 1.0	5.3 to 1.0	Equal to or less than 6.0 to 1.0
_____________

(a)
Although we currently meet the fixed charge coverage ratio threshold applicable to certain covenants contained in the indentures governing the EFIH Notes, our ability to use such thresholds to incur debt or make restricted payments/investments is currently limited by the covenants contained in indentures governing the EFH Corp. 10.875% Notes, EFH Corp. Toggle Notes and EFH Corp. Secured Notes.

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

The indentures governing the EFIH Notes contain a cross acceleration provision whereby a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of EFIH or any of its restricted subsidiaries or of any debt that EFIH guarantees in an aggregate amount equal to or greater than $250 million may cause the acceleration of the EFIH Notes.

The indentures governing the EFH Corp. Secured Notes contain a cross acceleration provision whereby a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of EFH Corp. or any of its restricted subsidiaries (including EFIH) in an aggregate amount equal to or greater than $250 million may cause the acceleration of the EFH Corp. Secured Notes.

Guarantees — See Note 5 to Financial Statements for discussion of guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

See Notes 2 and 5 to Financial Statements regarding VIEs and guarantees, respectively.

COMMITMENTS AND CONTINGENCIES

See Note 5 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after March 31, 2012 that are expected to materially impact our financial statements.

REGULATORY MATTERS

Oncor Matters with the PUCT

Competitive Renewable Energy Zones (CREZs) — In 2009, the PUCT awarded Oncor CREZ construction projects (PUCT Docket Nos. 35665 and 37902) requiring 14 related Certificate of Convenience and Necessity (CCN) amendment proceedings before the PUCT for 17 projects. All 17 projects and 14 CCN amendments have been approved by the PUCT. The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in the western part of Texas to population centers in the eastern part of Texas. In addition to these projects, ERCOT completed a study in December 2010 that will result in Oncor and other transmission service providers building additional facilities to provide further voltage support to the transmission grid as a result of CREZ. Oncor currently estimates, based on these additional voltage support facilities and the approved routes and stations for its awarded CREZ projects, that CREZ construction costs will total approximately $2.0 billion. CREZ-related costs could change based on finalization of costs for the additional voltage support facilities and final detailed designs of subsequent project routes. At March 31, 2012, Oncor's cumulative CREZ-related capital expenditures totaled $1.056 billion, including $157 million in 2012. Oncor expects that all necessary permitting actions and other requirements and all line and station construction activities for Oncor's CREZ construction projects will be completed by the end of 2013 with additional voltage support projects completed by early 2014.

Transmission Cost Recovery and Rates (PUCT Docket Nos. 39940 and 40142) — In order to recover its wholesale transmission costs, including fees paid to other transmission service providers, Oncor updates the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs twice a year. In November 2011, Oncor filed an application to update the TCRF, which was approved by the PUCT in January 2012 and became effective March 1, 2012. This application was designed to lower Oncor's revenues for the period from March 2012 through August 2012 by $41 million, reflecting over-recoveries due to hot weather in the summer of 2011.

Stipulation Approved by the PUCT — In April 2008, the PUCT entered an order, which became final in June 2008, approving the terms of a stipulation relating to a filing in 2007 by Oncor and Texas Holdings with the PUCT pursuant to Section 14.101(b) of the Texas Public Utility Regulatory Act and PUCT Substantive Rule 25.75. Among other things, the stipulation required Oncor to file a rate review no later than July 1, 2008 based on a test year ended December 31, 2007, which Oncor filed in June 2008. The PUCT issued a final order with respect to the rate review in August 2009. In July 2008, Nucor Steel filed an appeal of the PUCT's order in the 200th District Court of Travis County, Texas (District Court). A hearing on the appeal was held in June 2010, and the District Court affirmed the PUCT order in its entirety. Nucor Steel appealed that ruling to the Third Court of Appeals in Austin, Texas (Austin Court of Appeals) in July 2010. In March 2012, the Austin Court of Appeals affirmed the District Court's ruling. Nucor Steel has until April 30, 2012 to file a petition for review with the Texas Supreme Court.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly affect our results of operations, liquidity or financial condition.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place. All of our long-term debt at March 31, 2012 and December 31, 2011 carried fixed interest rates.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" included in our 2011 Form 10-K and is therefore not presented herein.

Credit Risk

We are exposed to affiliate credit risk associated with the $4.429 billion principal amount of EFH Corp. debt securities and $79 million principal amount of TCEH debt securities we hold as investments (see Note 3 to Financial Statements). The credit rating of each of these securities is below investment grade. The carrying value of these securities was $3.829 billion at March 31, 2012.

Oncor's Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. Oncor's customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT. Meeting these standards does not guarantee that a REP will be able to perform its obligations. REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of Texas Public Utility Regulatory Act and PUCT rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT. PUCT rules allow for the recovery of uncollectible amounts from nonaffiliated REPs, reducing the credit risk of such receivables.

At March 31, 2012, Oncor's exposure to credit risk associated with accounts receivable totaled $120 million from affiliates, substantially all of which consisted of trade accounts receivable from TCEH, and $308 million from nonaffiliated customers. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $2 million at March 31, 2012. The nonaffiliate exposure includes trade accounts receivable from REPs totaling $214 million, which are almost entirely noninvestment grade. At March 31, 2012, REP subsidiaries of one nonaffiliated entity collectively represented approximately 12% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure.

At March 31, 2012, Oncor was exposed to credit risk associated with a note receivable from TCEH totaling $169 million ($41 million reported as current). See Note 7 to Financial Statements for discussion of this and other transactions between Oncor and TCEH and EFH Corp.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, "Risk Factors" in our 2011 Form 10-K and the discussion under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•
prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, the US Federal Energy Regulatory Commission, the NERC, the TRE, the PUCT, the EPA, and the Texas Commission on Environmental Quality, with respect to:

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

•	willingness of EFH Corp.'s and TCEH's lenders to extend the maturities of their debt instruments and the terms and conditions of any such extensions;

•	activity in the credit default swap market related to our debt securities or debt securities of EFH Corp. that we guarantee;

•	inability of various counterparties to meet their financial obligations to EFIH and/or its subsidiaries, including failure of counterparties to perform under agreements;

•	changes in technology used by and services offered by EFIH and/or its subsidiaries;

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

•	significant changes in critical accounting policies material to EFIH and/or its subsidiaries;

•	circumstances that may contribute to impairment of goodwill, intangible or other long-lived assets of EFIH and/or its subsidiaries;

•	financial restrictions imposed by the agreements governing EFIH's, Oncor's and certain of EFH Corp.'s debt instruments;

•	our ability to generate sufficient cash flow to make interest payments on our debt instruments;

•	defaults under our debt agreements and agreements of EFH Corp. debt that we guarantee that could trigger cross default or cross acceleration provisions under other debt agreements;

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

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at the end of the current period included in this quarterly report. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Reference is made to the discussion in Note 5 to Financial Statements regarding legal proceedings.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2011 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in such report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit
(3(i))	Articles of Incorporation

3(a)	333-153529 Form S-4 (filed September 17, 2008)	3(c)	—	Certificate of Formation of Energy Future Intermediate Holding Company LLC, as amended

(3(ii))	By-laws

3(b)	1-34544 Form 10-K (filed February 21, 2012)	3(b)	—	Second Amended and Restated Limited Liability Company Agreement of Energy Future Intermediate Holding Company LLC

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4(a)	1-12833 Form 8-K (filed February 7, 2012)	4.1	—
First Supplemental Indenture, dated February 6, 2012, to the indenture dated April 25, 2005, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 11.750% Senior Secured Second Lien Notes due 2022.

4(b)	1-12833 Form 8-K (filed February 7, 2012)	4.2	—
Registration Rights Agreement, dated February 6, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and the initial purchasers named therein, relating to 11.750% Senior Secured Second Lien Notes due 2022.

4(c)	1-12833 Form 8-K (filed February 29, 2012)	4.1	—
Second Supplemental Indenture, dated February 28, 2012, to the indenture dated April 25, 2005, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 11.750% Senior Secured Second Lien Notes due 2022.

4(d)	1-12833 Form 8-K (filed February 29, 2012)	4.2	—
Registration Rights Agreement, dated February 28, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and the initial purchasers named therein, relating to 11.750% Senior Secured Second Lien Notes due 2022.

Exhibits	Previously Filed With File Number*	As Exhibit
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications

31(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income – Twelve Months Ended March 31, 2012.

99(b)			—	Energy Future Intermediate Holding Company LLC Consolidated Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2012 and 2011.

99(c)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2012 and 2011.

XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
____________

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

By:	/s/ STAN SZLAUDERBACH
Stan Szlauderbach
Senior Vice President and Controller (Principal Accounting Officer)

Date: April 30, 2012