Form 10-Q
period 2012-06-30
Energy Future Intermediate Holding CO LLC
filed 2012-07-31
CIK 1445146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

At July 30, 2012, the outstanding membership interest in Energy Future Intermediate Holding Company LLC was directly held by Energy Future Holdings Corp.

Energy Future Intermediate Holding Company LLC meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

Energy Future Intermediate Holding Company LLC's (EFIH) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Energy Future Holdings Corp. (EFH Corp.) website at http://www.energyfutureholdings.com as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. The information on EFH Corp.'s website shall not be deemed a part of, or incorporated by reference into, this quarterly report on Form 10-Q. The representations and warranties contained in any agreement that we have filed as an exhibit to this quarterly report on Form 10-Q or that we have or may publicly file in the future may contain representations and warranties made by and to the parties thereto at specific dates. Such representations and warranties may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties' risk allocation in the particular transaction, or may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes.

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

Merger	The transaction referred to in the Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp., which was completed on October 10, 2007.

ii

NERC	North American Electric Reliability Corporation

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

Sponsor Group
Refers, collectively, to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Management, L.P. and GS Capital Partners, an affiliate of Goldman, Sachs & Co., that have an ownership interest in Texas Holdings.

TCEH
Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFCH and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context, whose major subsidiaries include Luminant and TXU Energy

TCEH Senior Secured Facilities	Refers, collectively, to the TCEH Term Loan Facilities, TCEH Revolving Credit Facility, TCEH Letter of Credit Facility and TCEH Commodity Collateral Posting Facility.

Texas Holdings	Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group, that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities

Texas Transmission
Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor and is not affiliated with EFH Corp., any of EFH Corp.'s subsidiaries or any member of the Sponsor Group

TRE	Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with NERC standards and ERCOT protocols

TXU Energy	TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH, that is a REP in competitive areas of ERCOT, engaged in the retail sale of electricity to residential and business customers

US	United States of America

VIE	variable interest entity

iii

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions of dollars)
Interest income (Note 3)	$157	$158	$310	$303
Interest expense and related charges (Note 8)	(124)	(87)	(232)	(171)
Income before income taxes and equity in earnings of unconsolidated subsidiary	33	71	78	132
Income tax expense	(12)	(25)	(29)	(47)
Equity in earnings of unconsolidated subsidiary (net of tax) (Note 2)	83	72	141	122
Net income	$104	$118	$190	$207

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions of dollars)
Net income	$104	$118	$190	$207
Other comprehensive income (loss) — net of tax effects:
Investment in long-term debt of affiliates — net increase (decrease) in fair value of securities available for sale (net of tax benefit (expense) of $17, $—, $(44) and $1) (Note 3)	(31)	—	81	1
Cash flow hedges — Derivative value net loss related to hedged transactions recognized during the period and reported in equity earnings of unconsolidated subsidiary (net of tax benefit of $— in all periods) (Note 6)	—	—	1	—
Total other comprehensive income (loss)	(31)	—	82	1
Comprehensive income	$73	$118	$272	$208

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(millions of dollars)
Cash flows — operating activities:
Net income	$190	$207
Adjustments to reconcile net income to cash used in operating activities:
Equity in earnings of unconsolidated subsidiary	(141)	(122)
Distributions of earnings from unconsolidated subsidiary	69	32
Deferred income taxes – net	(5)	—
PIK interest income on EFH Corp. Toggle Notes held as investment (Note 3)	(170)	(146)
Interest expense related to pushed-down debt of parent (Notes 4 and 8)	38	46
Accretion of purchase discount on investment in long-term debt of affiliates (Note 3)	(48)	(71)
Amortization of debt exchange and issuance costs	4	3
Changes in operating assets and liabilities:
Income taxes payable to EFH Corp. (Note 7)	(113)	33
Other changes in operating assets and liabilities	46	(14)
Cash used in operating activities	(130)	(32)
Cash flows — financing activities:
Issuances of long-term debt (Note 4)	1,150	—
Distributions to EFH Corp.	(950)	—
Debt issuance costs and discounts	(37)	—
Cash provided by financing activities	163	—
Cash flows — investing activities:
Cash used in investing activities	—	—
Net change in cash and cash equivalents	33	(32)
Cash and cash equivalents — beginning balance	46	43
Cash and cash equivalents — ending balance	$79	$11

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS	(millions of dollars)
Current assets:
Cash and cash equivalents	$79	$46
Receivables from affiliates, principally accrued interest	90	86
Total current assets	169	132
Investment in Oncor Holdings (Note 2)	5,794	5,720
Investments in long-term debt of affiliates (all available-for-sale securities) (Note 3)	3,971	3,632
Other noncurrent assets, principally unamortized debt premium/discount	55	33
Total assets	$9,989	$9,517
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Trade accounts and other payables to affiliates	$1	$—
Income taxes payable to EFH Corp. (Note 7)	6	—
Accrued interest	104	49
Total current liabilities	111	49
Accumulated deferred income taxes	147	108
Income taxes payable to EFH Corp. (Note 7)	—	119
Long-term debt (Note 4)	4,587	3,436
Total liabilities	4,845	3,712
Commitments and Contingencies (Note 5)
Membership interests (Note 6):
Capital account	5,047	5,790
Accumulated other comprehensive income	97	15
Total membership interests	5,144	5,805
Total liabilities and membership interests	$9,989	$9,517

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

We have an equity investment in Oncor Holdings, which holds an approximate 80% interest in Oncor. Oncor Holdings is considered a variable interest entity (VIE). A VIE is an entity with which we have a relationship or arrangement that indicates some level of control over the entity or results in economic risks to us. Accounting standards require consolidation of a VIE if we have (a) the power to direct the significant activities of the VIE and (b) the right or obligation to absorb profit and loss from the VIE (primary beneficiary). In determining the appropriateness of consolidation of a VIE, we evaluate its purpose, governance structure, decision making processes and risks that are passed on to its interest holders. We also examine the nature of any related party relationships among the interest holders of the VIE and the nature of any special rights granted to the interest holders of the VIE.

We do not consolidate Oncor Holdings and instead account for it as an equity method investment because the structural and operational "ring-fencing" measures discussed in Note 1 prevent us from having power to direct the significant activities of Oncor Holdings or Oncor. In accordance with accounting standards, we account for our investment in Oncor Holdings under the equity method, as opposed to the cost method, based on our level of influence over its activities.

The carrying value of our variable interest in Oncor Holdings totaled $5.794 billion and $5.720 billion at June 30, 2012 and December 31, 2011, respectively, and is reported as investment in Oncor Holdings in the balance sheet. Our maximum exposure to loss from this investment does not exceed our carrying value.

Distributions from Oncor Holdings — Oncor Holdings' distributions of earnings to us totaled $69 million and $32 million in the six months ended June 30, 2012 and 2011, respectively. Distributions are limited to Oncor's cumulative net income and may not be paid except to the extent Oncor maintains a required regulatory capital structure, as discussed below. At June 30, 2012, $140 million was eligible to be distributed to Oncor's members after taking into account these restrictions, of which approximately 80% relates to our ownership interest in Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the applicable board determines that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings.

For the period beginning October 11, 2007 and ending December 31, 2012, distributions (other than distributions of the proceeds of any equity issuance) paid by Oncor to its members are limited by a PUCT order to an amount not to exceed Oncor's cumulative net income determined in accordance with US GAAP, as adjusted. Adjustments consist of the removal of noncash impacts of purchase accounting and deducting two specific cash commitments. To date, the noncash impacts consist of removing the effect of an $860 million goodwill impairment charge in 2008 and the cumulative amount of net accretion of fair value adjustments. The two specific cash commitments are the $72 million ($46 million after tax) one-time refund to customers in September 2008 and the funds spent as part of the $100 million commitment for additional energy efficiency initiatives of which $86 million ($56 million after tax) has been spent through June 30, 2012. At June 30, 2012, $390 million was available for distribution under the cumulative net income restriction, of which approximately 80% relates to our ownership interest in Oncor.

Oncor's distributions are further limited by its required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At June 30, 2012, Oncor's regulatory capitalization ratio was 59.0% debt and 41.0% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility's debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes bonds issued by Oncor Electric Delivery Transition Bond Company, which were issued in 2003 and 2004 to recover specific generation-related regulatory asset stranded and other qualified costs. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization). At June 30, 2012, $140 million was available for distribution under the capital structure restriction, of which approximately 80% relates to our ownership interest in Oncor.

Oncor Holdings Financial Statements— Condensed statements of consolidated income of Oncor Holdings and its subsidiaries in the three and six months ended June 30, 2012 and 2011 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues	$828	$756	$1,611	$1,462
Operation and maintenance expenses	(285)	(259)	(581)	(518)
Depreciation and amortization	(192)	(178)	(376)	(350)
Taxes other than income taxes	(98)	(93)	(200)	(190)
Other income	7	7	14	15
Other deductions	(1)	(3)	(3)	(5)
Interest income	12	8	21	18
Interest expense and related charges	(92)	(88)	(183)	(177)
Income before income taxes	179	150	303	255
Income tax expense	(75)	(60)	(126)	(102)
Net income	104	90	177	153
Net income attributable to noncontrolling interests	(21)	(18)	(36)	(31)
Net income attributable to Oncor Holdings	$83	$72	$141	$122

Assets and liabilities of Oncor Holdings at June 30, 2012 and December 31, 2011 are presented below:

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$33	$12
Restricted cash	48	57
Trade accounts receivable — net	342	303
Trade accounts and other receivables from affiliates	191	179
Income taxes receivable from EFH Corp.	6	—
Inventories	74	71
Accumulated deferred income taxes	73	73
Prepayments and other current assets	79	74
Total current assets	846	769
Restricted cash	16	16
Receivable from TCEH related to nuclear plant decommissioning	260	225
Other investments	75	73
Property, plant and equipment — net	11,017	10,569
Goodwill	4,064	4,064
Note receivable due from TCEH	117	138
Regulatory assets — net	1,461	1,505
Other noncurrent assets	83	73
Total assets	$17,939	$17,432
LIABILITIES
Current liabilities:
Short-term borrowings	$935	$392
Long-term debt due currently	121	494
Trade accounts payable — nonaffiliates	158	197
Income taxes payable to EFH Corp.	—	2
Accrued taxes other than income	90	151
Accrued interest	98	108
Other current liabilities	101	112
Total current liabilities	1,503	1,456
Accumulated deferred income taxes	1,745	1,688
Investment tax credits	26	28
Long-term debt, less amounts due currently	5,460	5,144
Other noncurrent liabilities and deferred credits	1,804	1,832
Total liabilities	$10,538	$10,148

3.	INVESTMENTS IN LONG-TERM DEBT OF AFFILIATES

As a result of debt exchanges in 2009 through 2011, we hold debt securities of EFH Corp. and TCEH with carrying values totaling $3.971 billion and $3.632 billion at June 30, 2012 and December 31, 2011, respectively, reported as investments in long-term debt of affiliates.

At June 30, 2012 and December 31, 2011, all of these debt securities are classified as available-for-sale because management has determined it would sell or exchange the securities under certain conditions. The EFH Corp. and TCEH securities were reclassified to available-for-sale from held-to-maturity in the third quarter 2011 and fourth quarter 2010, respectively. Any sale or exchange of these securities to/with nonaffiliates would require EFH Corp. to facilitate the transaction. In accordance with accounting guidance for investments classified as available-for-sale, at June 30, 2012 and December 31, 2011 the securities are recorded at fair value and unrealized gains or losses are recorded in other comprehensive income unless such losses are other than temporary, in which case they are recorded as impairments in net income. The principal amounts, coupon rates, maturities and carrying value are as follows:

	June 30, 2012		December 31, 2011
	Principal Amount	Carrying Value (a)	Principal Amount	Carrying Value (a)
Available-for-sale securities:
EFH Corp. 10.875% Fixed Senior Notes due November 1, 2017	$1,591	$1,348	$1,591	$1,288
EFH Corp. 11.25/12.00% Senior Toggle Notes due November 1, 2017	2,951	2,567	2,784	2,283
EFH Corp. 5.55% Fixed Senior Notes Series P due November 15, 2014	45	33	45	30
EFH Corp. 6.50% Fixed Senior Notes Series Q due November 15, 2024	6	3	6	2
EFH Corp. 6.55% Fixed Senior Notes Series R due November 15, 2034	3	1	3	2
TCEH 10.25% Fixed Senior Notes due November 1, 2015 (both periods include $48 million principal amount of Series B Notes)	79	19	79	27
Total available-for-sale securities	$4,675	$3,971	$4,508	$3,632
Available-for-sale securities:
Carrying (fair) value		$3,971		$3,632
Cumulative unrealized gains (recorded as other comprehensive income) (b)		(186)		(61)
Amortized cost basis (net of impairments in 2011 and 2010 totaling $94 million)		$3,785		$3,571
_____________

(a)	Carrying value equals fair value.

(b)
2012 amount reflects unrealized gains on EFH Corp. securities totaling $194 million and unrealized losses on TCEH securities totaling $8 million. 2011 amount reflects unrealized gain on EFH Corp. Toggle Notes.

Interest income recorded on these investments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Held-to-maturity securities:
Interest received/accrued	$—	$43	$—	$82
Accretion of purchase discount	—	35	—	69
PIK interest received/accrued related to EFH Corp. Toggle Notes	—	77	—	146
Total interest income related to held-to-maturity securities	—	155	—	297
Available-for-sale securities:
Interest received/accrued	46	2	92	4
Accretion of purchase discount	24	1	48	2
PIK interest received/accrued related to EFH Corp. Toggle Notes	87	—	170	—
Total interest income related to available-for-sale securities	157	3	310	6
Total interest income	$157	$158	$310	$303

We determine value under the fair value hierarchy established in accounting standards. Under the fair value hierarchy, Level 2 valuations are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences. The fair value of our investment in long-term debt of affiliates is estimated at the lesser of either the call price or the market value as determined by broker quotes and quoted market prices for similar securities in active markets. For the periods presented, the fair values of our investment in long-term debt of affiliates represent Level 2 valuations. At June 30, 2012, unaffiliated parties held 14% of the outstanding EFH Corp. Toggle Notes and 11% of the outstanding EFH Corp 10.875% Notes; EFIH held the remaining outstanding notes.

Our liquidity needs represent interest and principal payments on our long-term debt, which we expect to fund with interest and principal payments we receive on the investments in TCEH and EFH Corp. debt securities, distributions we receive from Oncor Holdings and as necessary, additional liquidity sources including borrowings from EFH Corp.

4.	LONG-TERM DEBT

At June 30, 2012 and December 31, 2011, long-term debt consisted of the following:

	June 30, 2012	December 31, 2011
Debt issued by EFIH:
9.75% Fixed Senior Secured First Lien Notes due October 15, 2019	141	141
10% Fixed Senior Secured First Lien Notes due December 1, 2020	2,180	2,180
11% Senior Secured Second Lien Notes due October 1, 2021	406	406
11.75% Senior Secured Second Lien Notes due March 1, 2022	1,150	—
Unamortized discount	(11)	—
Total debt issued by EFIH	3,866	2,727
Pushed down debt (a):
10% EFH Corp. Fixed Senior Secured Notes due January 15, 2020	331	331
9.75% EFH Corp. Fixed Senior Secured Notes due October 15, 2019	57	57
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017	98	98
11.25/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017	232	220
Unamortized premium	3	3
Total pushed down debt	721	709
Total long-term debt (b)	$4,587	$3,436
________________

(a)	Represents 50% of the amount of these EFH Corp. securities guaranteed by EFIH and pushed down per the discussion below under "Guarantees and Push Down of EFH Corp. Debt."

(b)	EFIH had no long-term debt due currently at June 30, 2012 and December 31, 2011.

Issuance of EFIH 11.75% Senior Secured Second Lien Notes

In February 2012, EFIH and EFIH Finance issued $1.150 billion principal amount of 11.75% Senior Secured Second Lien Notes due 2022 (EFIH 11.75% Notes). The notes were issued at a discount of $12 million, which will be amortized to interest expense over the life of the notes. The net proceeds were used to pay a $950 million dividend to EFH Corp., and the balance was retained as cash on hand. EFH Corp. used the dividend to repay a portion of the demand notes payable by EFH Corp. to TCEH. The balance of the demand notes, which are guaranteed by EFIH as discussed in Note 7, totaled $680 million at June 30, 2012.

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

The amount reflected on our balance sheet as pushed down debt ($721 million and $709 million at June 30, 2012 and December 31, 2011, respectively, as shown in the long-term debt table above) represents 50% of the principal amount (plus unamortized premium) of the EFH Corp. Merger-related debt guaranteed by EFIH. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., we record the settlement of such amounts as noncash capital contributions from EFH Corp. (see Note 8).

The tables below present, at June 30, 2012 and December 31, 2011, an analysis of the total outstanding principal amount of EFH Corp. debt that EFIH and EFCH have guaranteed (fully and unconditionally on a joint and several basis), as (i) amounts that EFIH held as an investment, (ii) amounts held by nonaffiliates subject to push down to our balance sheet and (iii) amounts held by nonaffiliates that are not Merger-related. The EFCH guarantee of the EFH Corp. debt is not secured. EFIH's guarantee of the EFH Corp. Secured Notes is secured by the EFIH Collateral.

June 30, 2012
Securities Guaranteed (principal amounts)	Held by EFIH	Subject to Push Down	Not Merger-Related	Total Guaranteed
EFH Corp. 10% Senior Secured Notes	$—	$661	$400	$1,061
EFH Corp. 9.75% Senior Secured Notes	—	115	—	115
EFH Corp. 10.875% Senior Notes	1,591	196	—	1,787
EFH Corp. 11.25/12.00% Senior Toggle Notes	2,951	464	—	3,415
Subtotal	$4,542	$1,436	$400	6,378
EFH Corp. P&I and SG&A demand notes payable to TCEH (Note 7)				680
Total				$7,058

December 31, 2011
Securities Guaranteed (principal amounts)	Held by EFIH	Subject to Push Down	Not Merger-Related	Total Guaranteed
EFH Corp. 10% Senior Secured Notes	$—	$661	$400	$1,061
EFH Corp. 9.75% Senior Secured Notes	—	115	—	115
EFH Corp. 10.875% Senior Notes	1,591	196	—	1,787
EFH Corp. 11.25/12.00% Senior Toggle Notes	2,784	438	—	3,222
Subtotal	$4,375	$1,410	$400	6,185
EFH Corp. P&I and SG&A demand notes payable to TCEH (Note 7)				1,592
Total				$7,777

EFIH 9.75% Senior Secured Notes

At June 30, 2012, the principal amount of the EFIH 9.75% Notes totaled $141 million. The notes mature in October 2019, with interest payable in cash semi-annually in arrears on April 15 and October 15 at a fixed rate of 9.75% per annum. The EFIH 9.75% Notes are not guaranteed but are secured by the EFIH Collateral on an equal and ratable basis with the EFIH 10% Notes and EFIH's guarantee of the EFH Corp. Secured Notes.

The notes are senior obligations of EFIH and rank equally in right of payment with all senior indebtedness of EFIH and are senior in right of payment to any future subordinated indebtedness of EFIH. The notes are effectively senior to all unsecured indebtedness of EFIH, to the extent of the value of the EFIH Collateral, and are effectively subordinated to any indebtedness of EFIH secured by assets of EFIH other than the EFIH Collateral, to the extent of the value of such assets. Furthermore, the notes are structurally subordinated to all indebtedness and other liabilities of EFIH's subsidiaries (other than EFIH Finance), including Oncor Holdings and its subsidiaries.

EFIH 10% Senior Secured Notes

At June 30, 2012, the principal amount of the EFIH 10% Notes totaled $2.180 billion. The notes mature in December 2020, with interest payable in cash semi-annually in arrears on June 1 and December 1 at a fixed rate of 10% per annum. The notes are secured by the EFIH Collateral on an equal and ratable basis with the EFIH 9.75% Notes and EFIH's guarantee of the EFH Corp. Senior Secured Notes as discussed above.

EFIH 11% Senior Secured Second Lien Notes

At June 30, 2012, the principal amount of the EFIH 11% Notes totaled $406 million. The notes mature in October 2021, with interest payable in cash semiannually in arrears on May 15 and November 15 at a fixed rate of 11% per annum. The notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11.75% Notes.

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

Fair Value of Long-Term Debt

At June 30, 2012 and December 31, 2011, the estimated fair value of our long-term debt (including pushed down debt) totaled $4.767 billion and $3.494 billion, respectively, and the carrying amount totaled $4.587 billion and $3.436 billion, respectively. We determine fair value in accordance with accounting standards and at June 30, 2012 represents Level 2 valuations. We obtain security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

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

Distribution Restrictions

The indentures governing the EFIH Notes include covenants that, among other things and subject to certain exceptions, restrict our ability to pay dividends or make other distributions with respect to our membership interests. Accordingly, our net income is restricted from being used to make distributions with respect to our membership interests unless such distributions are expressly permitted under the indentures. The indentures further restrict us from making any distribution to EFH Corp. for the ultimate purpose of making a dividend on EFH Corp.'s common stock unless at the time, and after giving effect to such distribution, our consolidated leverage ratio is equal to or less than 6.0 to 1.0. Under the indentures governing the EFIH Notes, the term "consolidated leverage ratio" is defined as the ratio of EFIH's consolidated total debt (as defined in the indentures) to EFIH's Adjusted EBITDA on a consolidated basis, including Oncor Holdings and its subsidiaries. EFIH's consolidated leverage ratio was 6.0 to 1.0 at June 30, 2012.

In addition, under applicable law, we are prohibited from paying any distribution to the extent that immediately following payment of such distribution, we would be insolvent.

In February 2012, EFIH's board of directors declared, and EFIH paid a cash dividend to EFH Corp. of $950 million, which was used by EFH Corp. to partially settle a demand note payable to TCEH (see Note 4). EFIH did not declare or pay any cash distributions in the six months ended June 30, 2011.

Membership Interests

The following table presents the changes to membership interests in the six months ended June 30, 2012.

	Capital Accounts	Accumulated Other Comprehensive Income	Total Membership Interests
Balance at December 31, 2011	$5,790	$15	$5,805
Net income	190	—	190
Distributions paid to parent	(950)	—	(950)
Effect of debt push-down from EFH Corp. (Note 4)	17	—	17
Net effects of investment in long-term debt of affiliates (Note 3)	—	81	81
Net effects of cash flow hedges – Oncor (a)	—	1	1
Balance at June 30, 2012	$5,047	$97	$5,144
____________

(a)	Represents recognition in equity in earnings of unconsolidated subsidiary of previous losses on interest rate hedge transactions entered into by Oncor.

The following table presents the changes to membership interests in the six months ended June 30, 2011.

	Capital Accounts	Accumulated Other Comprehensive Loss	Total Membership Interests
Balance at December 31, 2010	$5,195	$(2)	$5,193
Net income	207	—	207
Effect of debt push-down from EFH Corp. (Note 4)	213	—	213
Capital contributions (a)	18	—	18
Net effects of investment in long-term debt of affiliates (Note 3)	—	1	1
Balance at June 30, 2011	$5,633	$(1)	$5,632
____________

(a)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of equity interests in Oncor.

7.	RELATED–PARTY TRANSACTIONS

The following represent our significant related-party transactions in addition to the investment in EFH Corp. and TCEH debt securities discussed in Note 3:

•
EFH Corp. files consolidated federal income tax and Texas state margin tax returns, and under a tax sharing agreement, allocates income tax liabilities to us substantially as if we were filing our own corporate income tax returns. Our amounts payable to EFH Corp. related to income taxes totaled $6 million and $119 million at June 30, 2012 and December 31, 2011, respectively. The income tax payable at June 30, 2012 was reported as current since cash and projected cash interest income from investments in long-term debt of affiliates and distributions from Oncor Holdings are expected to be sufficient to cover interest payments on our debt and current income tax payable. The income tax payable at December 31, 2011 was reported as noncurrent because we did not expect to pay it until mid-2013 and have the ability to defer such payments. Our income tax payments to EFH Corp. totaled $154 million and $30 million in the six months ended June 30, 2012 and 2011, respectively. See discussion below in this note regarding allocation of income tax liabilities to Oncor Holdings and Oncor.

•
At June 30, 2012 and December 31, 2011, EFH Corp. had demand notes payable to TCEH totaling $680 million and $1.592 billion, respectively, arising from borrowings used to fund EFH Corp. debt principal and interest payments (P&I Note) and net borrowings for general corporate purposes (SG&A Note). The reduction in the balance of the notes in the first half of 2012 was funded by debt issued by EFIH (see Note 4). The notes are guaranteed by EFCH and EFIH on an unsecured basis. In connection with debt-related transactions entered into by EFH Corp. in April 2011, EFH Corp. agreed (i) to not make any additional borrowings under the SG&A Note, which totaled $233 million at June 30, 2012, (ii) to cap borrowings under the P&I Note to no more than $2 billion and (iii) that the sum of (a) the outstanding debt (including guarantees) of EFH Corp. or any of its subsidiaries (including EFIH) that is secured by a second-priority lien on the equity interest that EFIH owns in Oncor Holdings (the EFIH Second-Priority Debt) and (b) the aggregate outstanding amount of the intercompany notes will not exceed, at any time, the maximum amount of EFIH Second-Priority Debt permitted by the indenture governing the EFH Corp. 10% Senior Secured Notes due 2020.

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

Significant related-party transactions between Oncor Holdings (including its consolidated subsidiary Oncor) and EFH Corp., other affiliates of EFH Corp. and the Sponsor Group are as follows:

•
Oncor receives payments from TCEH for services it provides, principally the delivery of electricity. Revenues recorded by Oncor for these services totaled $238 million and $251 million in the three months ended June 30, 2012 and 2011, respectively, and $465 million and $490 million in the six months ended June 30, 2012 and 2011, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. These revenues from TCEH represented 29% and 34% of Oncor Holdings' operating revenues in the six months ended June 30, 2012 and 2011, respectively. Oncor Holdings' balance sheets at June 30, 2012 and December 31, 2011 reflect receivables from TCEH totaling $149 million and $138 million, respectively, primarily related to these electricity delivery fees.

•
Oncor recognizes interest income from TCEH with respect to Oncor's generation-related regulatory assets, which have been securitized through the issuance of transition bonds by Oncor's bankruptcy-remote financing subsidiary. The interest income, which is received on a monthly basis, serves to offset Oncor's interest expense on the transition bonds. This interest income totaled $7 million and $8 million in the three months ended June 30, 2012 and 2011, respectively, and $14 million and $16 million in the six months ended June 30, 2012 and 2011, respectively.

•
Incremental income tax amounts payable by Oncor, under a tax sharing agreement with EFH Corp., as a result of delivery fee surcharges to its customers related to the transition bonds discussed immediately above are reimbursed by TCEH. Oncor Holdings' consolidated financial statements reflect a note receivable maturing in 2016 from TCEH of $159 million ($42 million reported as current in trade accounts and other receivables from affiliates) and $179 million ($41 million reported as current in trade accounts and other receivables from affiliates) related to these income taxes at June 30, 2012 and December 31, 2011, respectively. Oncor reviews economic conditions, TCEH's credit ratings and historical payment activity to assess the overall collectability of these affiliated receivables. At June 30, 2012, there were no credit loss allowances related to the note receivable from TCEH.

•
Oncor pays EFH Corp. subsidiaries for certain administrative services and shared facilities at cost. These costs, which are primarily reported in operation and maintenance expenses, totaled $9 million and $9 million in the three months ended June 30, 2012 and 2011, respectively, and $16 million and $18 million in the six months ended June 30, 2012 and 2011, respectively.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility is funded by a delivery fee surcharge collected from REPs by Oncor and remitted monthly to TCEH, with the intent that the trust fund assets (reported in TCEH's balance sheet) will be sufficient to fund the decommissioning liability (also reported in TCEH's balance sheet). The delivery fee surcharges remitted to TCEH totaled $4 million in each of the three month periods ended June 30, 2012 and 2011 and $8 million in each of the six month periods ended June 30, 2012 and 2011. Income and expenses associated with the trust fund and the decommissioning liability recorded by TCEH are offset by a net change in the intercompany receivable/payable between Oncor and TCEH, which in turn results in a change in Oncor's reported net regulatory asset/liability. The regulatory liability and a receivable from TCEH in the same amount, which totaled $260 million and $225 million at June 30, 2012 and December 31, 2011, respectively, represent the excess of the trust fund balance over the net decommissioning liability.

•
EFH Corp. files a consolidated federal income tax return that includes Oncor Holdings' results. Oncor is not a member of EFH Corp.'s consolidated tax group, but EFH Corp.'s consolidated federal income tax return includes EFH Corp.'s portion of Oncor's results as a result of EFH Corp.'s equity ownership in Oncor. EFH Corp. also files a consolidated Texas state margin tax return that includes all of Oncor Holdings' and Oncor's results. However, under a tax sharing agreement Oncor Holdings and Oncor record their federal income and Texas state margin taxes substantially as if Oncor Holdings and Oncor were filing their own corporate income tax returns. Oncor Holdings and Oncor had a current combined receivable from EFH Corp. related to income taxes of $6 million at June 30, 2012, and Oncor Holdings and Oncor had a current combined amount payable to EFH Corp. related to income taxes of $2 million at December 31, 2011. Oncor Holdings and Oncor made income tax payments to EFH Corp. totaling $37 million and $18 million in the six months ended June 30, 2012 and 2011, respectively.

•
Oncor has PUCT-approved tariffs in place to assure adequate credit worthiness of any REP to support the REP's obligation to collect transition bond-related charges on behalf of Oncor Electric Delivery Transition Bond Company LLC. Under these tariffs, as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at both June 30, 2012 and December 31, 2011, TCEH had posted letters of credit in the amount of $12 million for Oncor's benefit.

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

8.	SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest expense	$103	$66	$190	$126
Interest expense related to pushed down debt	19	19	38	42
Amortization of debt exchange and issuance costs	2	2	4	3
Total interest expense and related charges	$124	$87	$232	$171

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2012	2011
Cash payments (receipts) related to:
Interest paid	$137	$116
Interest received on investments in long-term debt of affiliates	92	83
Noncash investing and financing activities:
Receipt of additional EFH Corp. Toggle Notes in lieu of cash interest	(167)	(151)
Parent's payment of interest on pushed-down debt accounted for as a contribution of capital (net of tax) (Note 6)	17	19
Capital contribution related to settlement of certain income taxes payable (a)	—	18
Effect of push down of debt from EFH Corp.	—	(196)
____________

(a)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of noncontrolling interests in Oncor.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2012 and 2011 should be read in conjunction with our consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFIH is a Dallas, Texas-based holding company whose wholly-owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell electricity to residential, business and other consumers in the north-central, eastern and western parts of Texas. Revenues from TCEH represented 29% and 34% of Oncor's total revenues in the six months ended June 30, 2012 and 2011, respectively. EFIH is a direct, wholly-owned subsidiary of EFH Corp. EFIH has no reportable business segments. See Notes 1 and 2 to Financial Statements for a discussion of the reporting of our investment in Oncor Holdings as an equity method investment and a description of the "ring-fencing" measures implemented with respect to Oncor Holdings and Oncor. These measures were put in place to further enhance Oncor's credit quality and mitigate Oncor's and Oncor Holdings' exposure to the Texas Holdings Group with the intent to minimize the risk that a court would order any of the Oncor Ring-Fenced Entities' assets and liabilities to be substantively consolidated with those of any member of the Texas Holdings Group in the event any such member were to become a debtor in a bankruptcy case. We believe, as several of the major credit rating agencies have acknowledged, that such substantive consolidation of Oncor's or Oncor Holdings' assets and liabilities is remote in consideration of the ring-fencing measures and applicable law.

Significant Activities and Events

Issuance of EFIH 11.750% Senior Secured Second Lien Notes — See Note 4 to Financial Statements for details of EFIH's and EFIH Finance's issuance in February 2012 of $1.150 billion principal amount of 11.750% Senior Secured Second Lien Notes due 2022.

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

At June 30, 2012, Oncor had installed 2,815,000 advanced digital meters, including 513,000 in 2012. As the new meters are integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $607 million at June 30, 2012, including $89 million in 2012. Oncor expects to complete installations of the advanced meters by the end of 2012.

Oncor Matters with the PUCT — Competitive Renewable Energy Zones (CREZs) — In 2009, the PUCT awarded Oncor CREZ construction projects (PUCT Docket Nos. 35665 and 37902) requiring 14 related Certificate of Convenience and Necessity (CCN) amendment proceedings before the PUCT for 17 projects. All 17 projects and 14 CCN amendments have been approved by the PUCT. The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in the western part of Texas to population centers in the eastern part of Texas. In addition to these projects, ERCOT completed a study in December 2010 that will result in Oncor and other transmission service providers building additional facilities to provide further voltage support to the transmission grid as a result of CREZ. Oncor currently estimates, based on these additional voltage support facilities and the approved routes and stations for its awarded CREZ projects, that CREZ construction costs will total approximately $2.0 billion. CREZ-related costs could change based on finalization of costs for the additional voltage support facilities and final detailed designs of subsequent project routes. At June 30, 2012, Oncor's cumulative CREZ-related capital expenditures totaled $1.204 billion, including $305 million in 2012. Oncor expects that all necessary permitting actions and other requirements and all line and station construction activities for Oncor's CREZ construction projects will be completed by the end of 2013 with additional voltage support projects completed by early 2014.

Transmission Cost Recovery and Rates (PUCT Docket Nos. 40451, 39940, 40603 and 40142) — In order to reflect increases or decreases in its wholesale transmission costs, including fees paid to other transmission service providers, Oncor is allowed to update the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs twice a year. In June 2012, Oncor filed an application to update the TCRF, which is expected to become effective September 1, 2012. This application was designed to increase Oncor's revenues for the period from September 2012 through February 2013 by $129 million. In November 2011, Oncor filed an application to update the TCRF, which was approved by the PUCT in January 2012 and became effective in March 2012. This application was designed to lower Oncor's revenues for the period from March 2012 through August 2012 by $41 million, reflecting over-recoveries due to hot weather in the summer of 2011.

In July 2012, Oncor filed an application for an interim update of its wholesale transmission rate. Oncor anticipates PUCT approval of the new rate in September 2012. Oncor's annualized revenues are expected to increase by an estimated $30 million with approximately $19 million of this increase recoverable through transmission costs charged to wholesale customers and $11 million recoverable from REPs through the TCRF component of Oncor's delivery rates. In January 2012, Oncor filed an application for an interim update of its wholesale transmission rate. The new rate was approved by the PUCT and became effective in March 2012. Oncor's annualized revenues are expected to increase by an estimated $2 million with approximately 65% of this increase recoverable through transmission costs charged to wholesale customers and the remaining 35% recoverable from REPs through the TCRF component of Oncor's delivery rates.

Stipulation Approved by the PUCT (PUCT Docket No. 34077) — In April 2008, the PUCT entered an order, which became final in June 2008, approving the terms of a stipulation relating to a filing in 2007 by Oncor and Texas Holdings with the PUCT pursuant to Section 14.101(b) of the Texas Public Utility Regulatory Act and PUCT Substantive Rule 25.75. Among other things, the stipulation required Oncor to file a rate review no later than July 1, 2008 based on a test year ended December 31, 2007, which Oncor filed in June 2008. The PUCT issued a final order with respect to the rate review in August 2009. In July 2008, Nucor Steel filed an appeal of the PUCT's order in the 200th District Court of Travis County, Texas (District Court). A hearing on the appeal was held in June 2010, and the District Court affirmed the PUCT order in its entirety. Nucor Steel appealed that ruling to the Texas Third Court of Appeals (Austin Court of Appeals) in July 2010. In March 2012, the Austin Court of Appeals affirmed the District Court's ruling, which is now final.

Application for 2013 Energy Efficiency Cost Recovery Factor (PUCT Docket No. 40361) — In May 2012, Oncor filed an application with the PUCT to request approval of an energy efficiency cost recovery factor (EECRF) for 2013. PUCT rules require Oncor to make an annual EECRF filing by the first business day in May for implementation at the beginning of the next calendar year. The requested 2013 EECRF is $73 million as compared to $54 million established for 2012, and would result in a monthly charge for residential customers of $1.23 as compared to the 2012 residential charge of $0.99 per month. PUCT approval is expected in the third quarter 2012.

Summary — We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly affect our results of operations, liquidity or financial condition.

RESULTS OF OPERATIONS

Financial Results — Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Interest income decreased $1 million to $157 million in 2012.

Interest expense and related charges increased $37 million to $124 million in 2012. The increase reflected the issuance of $1.150 billion aggregate principal amount of EFIH Notes in February 2012 (see Note 4 to Financial Statements).

Income tax expense totaled $12 million and $25 million in 2012 and 2011, respectively. The effective rate on pretax income was 36.4% and 35.2% in 2012 and 2011, respectively. The increase in the effective rate reflects the recognition in 2011 of previously nondeductible interest on pushed down debt due to a debt exchange transaction.

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) increased $11 million to $83 million in 2012 reflecting higher earnings at Oncor due to higher tariffs as a result of a PUCT rate review completed in 2011, partially offset by higher depreciation and operation and maintenance expense.

Net income decreased $14 million to $104 million in 2012 driven by the increase in interest expense, partially offset by increased equity in earnings of Oncor Holdings.

Financial Results — Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Interest income increased $7 million to $310 million in 2012. The increase reflected additional investments in long-term debt of affiliates as a result of debt exchange transactions completed in 2011 (see Note 3 to Financial Statements).

Interest expense and related charges increased $61 million to $232 million in 2012. The increase reflected the issuance of $1.150 billion and $406 million aggregate principal amount of EFIH Notes in February 2012 and April 2011, respectively (see Note 4 to Financial Statements and Note 5 to Financial Statements in our 2011 Form 10-K Financial Statements).

Income tax expense totaled $29 million and $47 million in 2012 and 2011, respectively. The effective rate on pretax income was 37.2% and 35.6% in 2012 and 2011, respectively. The increase in the effective rate reflects the recognition in 2011 of previously nondeductible interest on pushed down debt due to a debt exchange transaction.

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) increased $19 million to $141 million in 2012 reflecting higher earnings at Oncor due to higher tariffs as a result of a PUCT rate review completed in 2011, partially offset by the effects of milder weather on revenue and higher depreciation and operation and maintenance expense.

Net income decreased $17 million to $190 million in 2012 driven by the increase in interest expense, partially offset by increased equity in earnings of Oncor Holdings and interest income.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows — Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011 — Cash used in operating activities totaled $130 million in 2012 compared to $32 million in 2011. The $98 million increase reflected $124 million in higher income taxes paid to EFH Corp. (including amounts related to prior periods), partially offset by $37 million in higher cash distributions from Oncor Holdings. See Note 7 to Financial Statements for discussion of income tax payments to EFH Corp.

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

Liquidity Needs — Our liquidity needs represent interest and principal payments on our long-term debt and payments of income taxes to EFH Corp., which we expect to fund with interest and principal payments we receive on the investments in EFH Corp. or TCEH debt securities (see Note 3 to Financial Statements), distributions we receive from Oncor Holdings, and as necessary, additional liquidity sources including borrowings from EFH Corp. (See "Distributions from Oncor" below and Notes 2 and 7 to Financial Statements.)

Secured Debt Capacity — At July 27, 2012, EFIH believes that it and EFH Corp. collectively are permitted under its and EFH Corp.'s applicable debt agreements to issue (subject to certain exceptions and conditions set forth in their applicable debt documents) up to approximately $1.8 billion of additional aggregate principal amount of debt secured by EFIH's equity interest in Oncor Holdings (of which approximately $500 million can be on a first-priority basis and the remainder on a second-priority basis).

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

Toggle Notes Interest Election Related to EFH Corp. Debt Held as an Investment and Pushed Down EFH Corp. Debt — EFH Corp. has the option every six months at its discretion, ending with the payment due November 2012, to use the payment-in-kind (PIK) feature of its EFH Corp. Toggle Notes in lieu of making cash interest payments. EFH Corp. elected to do so beginning with the May 2009 interest payment as an efficient and cost-effective method to further enhance liquidity. Once EFH Corp. makes a PIK election, the election is valid for each succeeding interest payment period until EFH Corp. revokes the election.

EFH Corp. made its May 2012 payment and expects to make its November 2012 interest payment on the EFH Corp. Toggle Notes by using the PIK feature of those notes. During the applicable interest periods, the interest rate on these notes is increased from 11.25% to 12.00%. Accordingly, we received an aggregate principal amount of EFH Corp. notes totaling $167 million in May 2012 and expect to receive and additional $177 million in November 2012 in lieu of cash interest on our investment in EFH Corp. Toggle Notes. Also as a result of the PIK feature, EFH Corp. issued an additional $26 million aggregate principal amount of the notes to nonaffiliates in May 2012 and is expected to issue an additional $28 million in November 2012, all of which are subject to push down to our balance sheet. See Notes 3 and 4 to Financial Statements.

Distributions of Earnings from Oncor Holdings — Oncor Holdings' distributions of earnings to us totaled $69 million and $32 million in the six months ended June 30, 2012 and 2011, respectively. We expect to receive a distribution totaling approximately $32 million from Oncor Holdings on July 31, 2012. See Note 2 to Financial Statements for discussion of limitations on amounts Oncor can distribute to its members.

In 2009, the PUCT awarded certain CREZ construction projects to Oncor. See discussion below under "Regulatory Matters — Oncor Matters with the PUCT." As a result of the increased capital expenditures for CREZ and the debt-to-equity ratio cap, our distributions from Oncor could be substantially reduced or temporarily discontinued during the CREZ construction period, which is expected to end in late 2013.

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

Adjusted EBITDA (as used in the restricted payments covenants contained in the indentures governing the EFIH Notes and the EFH Corp. Secured Notes) in the twelve months ended June 30, 2012 totaled $1.717 billion and $5.227 billion, respectively. See Exhibits 99(b) and 99(c) for a reconciliation of net income (loss) to Adjusted EBITDA for EFIH and EFH Corp., respectively, in the six and twelve months ended June 30, 2012 and 2011.

The table below summarizes various financial ratios of EFIH and EFH Corp. that are applicable under certain threshold covenants in the indentures governing the EFIH Notes, EFH Corp. 10.875% Notes, EFH Corp. Toggle Notes and EFH Corp. Secured Notes at June 30, 2012 and December 31, 2011 and the corresponding covenant threshold levels at June 30, 2012. The debt incurrence and restricted payments/limitations on investments covenants thresholds described below represent levels that must be met in order for EFH Corp. and EFIH to incur certain permitted debt or make certain restricted payments and/or investments. Our debt agreements do not contain maintenance covenants.

	June 30, 2012	December 31, 2011	Threshold Level at June 30, 2012
Debt Incurrence Covenants:
EFH Corp. Secured Notes:
EFH Corp. fixed charge coverage ratio	1.1 to 1.0	1.1 to 1.0	At least 2.0 to 1.0
EFIH Notes:
EFIH fixed charge coverage ratio (a)	(b)	(b)	At least 2.0 to 1.0
Restricted Payments/Limitations on Investments Covenants:
EFH Corp. 10.875% Notes and Toggle Notes:
General restrictions (Sponsor Group payments):
EFH Corp. leverage ratio	9.5 to 1.0	9.7 to 1.0	Equal to or less than 7.0 to 1.0
EFH Corp. Secured Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.4 to 1.0	1.4 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.1 to 1.0	1.1 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	9.5 to 1.0	9.7 to 1.0	Equal to or less than 7.0 to 1.0
EFIH Notes:
General restrictions (non-EFH Corp. payments):
EFIH fixed charge coverage ratio (a)(d)	11.3 to 1.0	81.7 to 1.0	At least 2.0 to 1.0
General restrictions (EFH Corp. payments):
EFIH fixed charge coverage ratio (a)(d)	(b)	(b)	At least 2.0 to 1.0
EFIH leverage ratio	6.0 to 1.0	5.3 to 1.0	Equal to or less than 6.0 to 1.0
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

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after June 30, 2012 that are expected to materially impact our financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place. All of our long-term debt at June 30, 2012 and December 31, 2011 carried fixed interest rates.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" included in our 2011 Form 10-K and is therefore not presented herein.

Credit Risk

We are exposed to affiliate credit risk associated with the $4.596 billion principal amount of EFH Corp. debt securities and $79 million principal amount of TCEH debt securities we hold as investments (see Note 3 to Financial Statements). The credit rating of each of these securities is below investment grade. The carrying value of these securities was $3.971 billion at June 30, 2012.

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

At June 30, 2012, Oncor's exposure to credit risk associated with accounts receivable totaled $149 million from affiliates, substantially all of which consisted of trade accounts receivable from TCEH, and $344 million from nonaffiliated customers. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $2 million at June 30, 2012. The nonaffiliate exposure includes trade accounts receivable from REPs totaling $261 million, which are almost entirely noninvestment grade. At June 30, 2012, REP subsidiaries of one nonaffiliated entity collectively represented approximately 14% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure.

At June 30, 2012, Oncor was exposed to credit risk associated with a note receivable from TCEH totaling $159 million ($42 million reported as current). See Note 7 to Financial Statements for discussion of this and other transactions between Oncor and TCEH and EFH Corp.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, "Risk Factors" in this report and our 2011 Form 10-K and the discussion under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•
prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, the US Federal Energy Regulatory Commission, the NERC, the TRE, the PUCT, the EPA, and the Texas Commission on Environmental Quality, with respect to, among other things:

◦	allowed rate of return;

◦	permitted capital structure;

◦	industry, market and rate structure;

◦	recovery of investments;

◦	acquisition and disposal of assets and facilities;

◦	operation and construction of facilities;

◦	changes in tax laws and policies, and

◦	changes in and compliance with environmental and safety laws and policies;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	economic conditions, including the impact of a recessionary environment;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist or cybersecurity threats or activities;

•	unanticipated population growth or decline, or changes in market supply or demand and demographic patterns, particularly in ERCOT;

•	changes in business strategy, development plans or vendor relationships;

•	unanticipated changes in interest rates or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

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

•	significant changes in critical accounting policies material to EFIH and/or its subsidiaries;

•	circumstances that may contribute to impairment of goodwill, intangible or other long-lived assets of EFIH and/or its subsidiaries;

•	restrictions imposed by the agreements governing EFIH's, Oncor's and certain of EFH Corp.'s debt instruments;

•	our ability to generate sufficient cash flow to make interest payments on our debt instruments;

•	defaults under our debt agreements and agreements of EFH Corp. debt that we guarantee that could trigger cross default or cross acceleration provisions under other debt agreements;

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

Any forward-looking statement speaks only at the date on which it is made, and except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict all of them; nor can we assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. As such, you should not unduly rely on such forward-looking statements.

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

There have been no material changes from the risk factors discussed in Part I, "Item 1A. Risk Factors" in our 2011 Form 10-K, except for the risk factor discussed more fully below and the information disclosed elsewhere in this Form 10-Q that provides factual updates to risk factors contained in our 2011 Form 10-K. The risks described in such reports are not the only risks facing our Company.

Oncor's ring-fencing measures may not work as planned and a bankruptcy court may nevertheless subject Oncor to the claims of Texas Holdings Group entity creditors.

In 2007, EFH Corp. and Oncor implemented certain structural and operational "ring-fencing" measures, including certain measures required by the PUCT's Order on Rehearing in Docket No. 34077, that were based on principles articulated by rating agencies and commitments made by Texas Holdings and Oncor to the PUCT and the FERC to further enhance Oncor's credit quality. These measures were put in place to mitigate Oncor's credit exposure to the Texas Holdings Group and to minimize the risk that a court would order any of the Oncor Ring-Fenced Entities' assets and liabilities to be substantively consolidated with those of any member of the Texas Holdings Group in the event that a member of the Texas Holdings Group were to become a debtor in a bankruptcy case. Substantive consolidation is an equitable remedy in bankruptcy that results in the pooling of the assets and liabilities of the debtor and one or more of its affiliates solely for purposes of the bankruptcy case, including for purposes of distributions to creditors and voting on and treatment under a reorganization plan. Bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict. To the extent a bankruptcy court were to determine that substantive consolidation was appropriate under the facts and circumstances, then the assets and liabilities of any Oncor Ring-Fenced Entity that were subject to the substantive consolidation order would be available to help satisfy the debt or contractual obligations of the Texas Holdings Group entity that was a debtor in bankruptcy and subject to the same substantive consolidation order. However, even if any Oncor Ring-Fenced Entity were included in such a substantive consolidation order, the secured creditors of Oncor would retain their liens and priority with respect to Oncor's assets.

If any member of the Texas Holdings Group were to become a debtor in a bankruptcy case, there can be no assurance that a court would not order an Oncor Ring-Fenced Entity's assets and liabilities to be substantively consolidated with those of such member of the Texas Holdings Group or that a proceeding would not result in a disruption of services Oncor receives from, or jointly with, our affiliates. See Note 1 to Financial Statements for additional information on ring-fencing measures.

In addition, Oncor's access to capital markets and cost of debt could be directly affected by its credit ratings. Any adverse action with respect to Oncor's credit ratings would generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. Oncor's credit ratings are currently substantially higher than those of the Texas Holdings Group. If credit rating agencies were to change their views of Oncor's independence from any member of the Texas Holdings Group, Oncor's credit ratings would likely decline. Despite the ring-fencing measures, rating agencies could take an adverse action with respect to Oncor's credit ratings in response to liability management or other activities by EFH Corp. or any of its subsidiaries, including the incurrence of debt by EFH Corp. and/or EFIH which is secured by a lien on the equity of Oncor Holdings held by EFIH. In the event any such adverse action takes place and causes Oncor's borrowing costs to increase, it may not be able to recover these increased costs if they exceed Oncor's PUCT-approved cost of debt determined in its most recent rate case or subsequent rate cases.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit
(3(i))	Articles of Incorporation

3(a)	333-153529 Form S-4 (filed September 17, 2008)	3(c)	—	Certificate of Formation of Energy Future Intermediate Holding Company LLC, as amended

(3(ii))	By-laws

3(b)	1-34544 Form 10-K (filed February 21, 2012)	3(b)	—	Second Amended and Restated Limited Liability Company Agreement of Energy Future Intermediate Holding Company LLC

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4(a)	1-12833 Form 10-Q (filed July 31, 2012)	4(a)	—
Third Supplemental Indenture, dated May 31, 2012, to the indenture dated April 25, 2011, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 11.750% Senior Secured Second Lien Notes due 2022.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications

31(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income – Twelve Months Ended June 30, 2012.

99(b)			—	Energy Future Intermediate Holding Company LLC Consolidated Adjusted EBITDA reconciliation for the six and twelve months ended June 30, 2012 and 2011.

99(c)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the six and twelve months ended June 30, 2012 and 2011.

XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
____________

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

By:	/s/ STAN SZLAUDERBACH
Stan Szlauderbach
Senior Vice President and Controller (Principal Accounting Officer)

Date: July 30, 2012