Form 10-Q
period 2012-09-30
Energy Future Intermediate Holding CO LLC
filed 2012-10-30
CIK 1445146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

At October 29, 2012, the outstanding membership interest in Energy Future Intermediate Holding Company LLC was directly held by Energy Future Holdings Corp.

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

EFIH Notes
Refers, collectively, to EFIH's and EFIH Finance's 6.875% Senior Secured Notes due August 15, 2017 (EFIH 6.875% Notes), 9.75% Senior Secured Notes due October 15, 2019 (EFIH 9.75% Notes), 10.000% Senior Secured Notes due December 1, 2020 (EFIH 10% Notes), 11% Senior Secured Second Lien Notes due October 1, 2021 (EFIH 11% Notes) and 11.75% Senior Secured Second Lien Notes due March 1, 2022 (EFIH 11.75% Notes).

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas

GAAP	generally accepted accounting principles

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

REP	retail electric provider

SEC	US Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

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

TRE	Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with NERC standards and ERCOT protocols

TXU Energy	TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH, that is a REP in competitive areas of ERCOT, engaged in the retail sale of electricity to residential and business customers

US	United States of America

VIE	variable interest entity

iii

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(millions of dollars)
Interest income (Note 3)	$152	$160	$462	$463
Interest expense and related charges (Note 8)	(137)	(88)	(368)	(259)
Income before income taxes and equity in earnings of unconsolidated subsidiary	15	72	94	204
Income tax expense	(6)	(25)	(35)	(72)
Equity in earnings of unconsolidated subsidiary (net of tax) (Note 2)	109	113	249	235
Net income	$118	$160	$308	$367

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(millions of dollars)
Net income	$118	$160	$308	$367
Other comprehensive income — net of tax effects:
Investment in long-term debt of affiliates — net increase in fair value of securities available for sale (net of tax expense of $103, $30, $147 and $31) (Note 3)	191	55	272	56
Cash flow hedges — Net decrease in fair value of derivatives held by unconsolidated subsidiary (net of tax benefit of $—, $13, $— and $13)	—	(24)	—	(24)
Cash flow hedges — Derivative value net loss related to hedged transactions recognized during the period and reported in equity earnings of unconsolidated subsidiary (net of tax benefit of $—, $—, $1 and $—) (Note 6)	1	—	2	—
Total other comprehensive income	192	31	274	32
Comprehensive income	$310	$191	$582	$399

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(millions of dollars)
Cash flows — operating activities:
Net income	$308	$367
Adjustments to reconcile net income to cash used in operating activities:
Equity in earnings of unconsolidated subsidiary	(249)	(235)
Distributions of earnings from unconsolidated subsidiary	100	64
Deferred income taxes – net	(8)	2
PIK interest income on EFH Corp. Toggle Notes held as investment (Note 3)	(259)	(226)
Interest expense related to pushed-down debt of parent (Notes 4 and 8)	57	60
Noncash impairment of investment in long-term debt of affiliates (Note 3)	6	—
Accretion of purchase discount on investment in long-term debt of affiliates (Note 3)	(71)	(105)
Amortization of debt exchange and issuance costs	6	5
Changes in operating assets and liabilities:
Income taxes payable to EFH Corp. (Note 7)	(118)	65
Other changes in operating assets and liabilities	32	2
Cash used in operating activities	(196)	(1)
Cash flows — financing activities:
Issuances of long-term debt (Note 4)	2,000	—
Distributions to EFH Corp.	(950)	—
Debt issuance costs and discounts	(42)	—
Cash provided by financing activities	1,008	—
Cash flows — investing activities:
Restricted cash related to debt issuance (Note 4)	(680)	—
Purchase of make-whole agreements between affiliate and unconsolidated subsidiary (Note 7)	(159)	—
Sale of make-whole agreements between affiliate and unconsolidated subsidiary (Note 7)	159	—
Cash used in investing activities	(680)	—
Net change in cash and cash equivalents	132	(1)
Cash and cash equivalents — beginning balance	46	43
Cash and cash equivalents — ending balance	$178	$42

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS	(millions of dollars)
Current assets:
Cash and cash equivalents	$178	$46
Restricted cash (Note 4)	680	—
Receivables from affiliates, principally accrued interest	224	86
Total current assets	1,082	132
Investment in Oncor Holdings (Note 2)	5,870	5,720
Investments in long-term debt of affiliates (all available-for-sale securities) (Note 3)	4,283	3,632
Other noncurrent assets, principally unamortized debt premium/discount	71	33
Total assets	$11,306	$9,517
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Trade accounts and other payables to affiliates	$2	$—
Income taxes payable to EFH Corp. (Note 7)	1	—
Accrued interest	140	49
Total current liabilities	143	49
Accumulated deferred income taxes	247	108
Income taxes payable to EFH Corp. (Note 7)	—	119
Long-term debt (Note 4)	5,451	3,436
Total liabilities	5,841	3,712
Commitments and Contingencies (Note 5)
Membership interests (Note 6):
Capital account	5,176	5,790
Accumulated other comprehensive income	289	15
Total membership interests	5,465	5,805
Total liabilities and membership interests	$11,306	$9,517

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

The carrying value of our variable interest in Oncor Holdings totaled $5.870 billion and $5.720 billion at September 30, 2012 and December 31, 2011, respectively, and is reported as investment in Oncor Holdings in the balance sheet. Our maximum exposure to loss from this investment does not exceed our carrying value.

See Note 7 for discussion of Oncor Holdings' and Oncor's transactions with EFH Corp. and its other subsidiaries.

Distributions from Oncor Holdings — Oncor Holdings' distributions of earnings to us totaled $100 million and $64 million in the nine months ended September 30, 2012 and 2011, respectively. Distributions are limited to Oncor's cumulative net income and may not be paid except to the extent Oncor maintains a required regulatory capital structure, as discussed below. At September 30, 2012, $218 million was eligible to be distributed to Oncor's members after taking into account these restrictions, of which approximately 80% relates to our ownership interest in Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the applicable board determines in good faith that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings.

For the period beginning October 11, 2007 and ending December 31, 2012, distributions (other than distributions of the proceeds of any equity issuance) paid by Oncor to its members are limited by a PUCT order to an amount not to exceed Oncor's cumulative net income determined in accordance with US GAAP, as adjusted. Adjustments consist of the removal of noncash impacts of purchase accounting and deducting two specific cash commitments. To date, the noncash impacts consist of removing the effect of an $860 million goodwill impairment charge in 2008 and the cumulative amount of net accretion of fair value adjustments. The two specific cash commitments are the $72 million ($46 million after tax) one-time refund to customers in September 2008 and the funds spent as part of the $100 million commitment for additional energy efficiency initiatives of which $94 million ($61 million after tax) has been spent through September 30, 2012. At September 30, 2012, $468 million was available for distribution under the cumulative net income restriction, of which approximately 80% relates to our ownership interest in Oncor.

Oncor's distributions are further limited by its regulatory capital structure, which is required to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At September 30, 2012, Oncor's regulatory capitalization ratio was 58.5% debt and 41.5% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility's debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes bonds issued by Oncor Electric Delivery Transition Bond Company, which were issued in 2003 and 2004 to recover specific generation-related regulatory asset stranded and other qualified costs. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization). At September 30, 2012, $218 million was available for distribution under the capital structure restriction, of which approximately 80% relates to our ownership interest in Oncor.

Oncor Holdings Financial Statements— Condensed statements of consolidated income of Oncor Holdings and its subsidiaries in the three and nine months ended September 30, 2012 and 2011 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues	$925	$897	$2,536	$2,359
Operation and maintenance expenses	(292)	(281)	(873)	(799)
Depreciation and amortization	(201)	(190)	(577)	(540)
Taxes other than income taxes	(113)	(107)	(313)	(297)
Other income	6	8	20	23
Other deductions	(1)	(2)	(4)	(7)
Interest income	3	7	24	25
Interest expense and related charges	(96)	(89)	(279)	(265)
Income before income taxes	231	243	534	499
Income tax expense	(95)	(101)	(221)	(204)
Net income	136	142	313	295
Net income attributable to noncontrolling interests	(27)	(29)	(64)	(60)
Net income attributable to Oncor Holdings	$109	$113	$249	$235

Assets and liabilities of Oncor Holdings at September 30, 2012 and December 31, 2011 are presented below:

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$9	$12
Restricted cash	64	57
Trade accounts receivable — net	375	303
Trade accounts and other receivables from affiliates	154	179
Inventories	72	71
Accumulated deferred income taxes	39	73
Prepayments and other current assets	74	74
Total current assets	787	769
Restricted cash	16	16
Receivable from TCEH related to nuclear plant decommissioning	286	225
Other investments	78	73
Property, plant and equipment — net	11,191	10,569
Goodwill	4,064	4,064
Note receivable due from TCEH	—	138
Regulatory assets — net	1,542	1,505
Other noncurrent assets	77	73
Total assets	$18,041	$17,432
LIABILITIES
Current liabilities:
Short-term borrowings	$784	$392
Long-term debt due currently	123	494
Trade accounts payable — nonaffiliates	111	197
Income taxes payable to EFH Corp.	17	2
Accrued taxes other than income	130	151
Accrued interest	91	108
Other current liabilities	110	112
Total current liabilities	1,366	1,456
Accumulated deferred income taxes	1,750	1,688
Investment tax credits	25	28
Long-term debt, less amounts due currently	5,440	5,144
Other noncurrent liabilities and deferred credits	1,944	1,832
Total liabilities	$10,525	$10,148

3.	INVESTMENTS IN LONG-TERM DEBT OF AFFILIATES

As a result of debt exchanges in 2009 through 2011, we hold debt securities of EFH Corp. and TCEH with carrying values totaling $4.283 billion and $3.632 billion at September 30, 2012 and December 31, 2011, respectively, reported as investments in long-term debt of affiliates.

At September 30, 2012 and December 31, 2011, all of these debt securities are classified as available-for-sale because management has determined it would sell or exchange the securities under certain conditions. The EFH Corp. and TCEH securities were reclassified to available-for-sale from held-to-maturity in the third quarter 2011 and fourth quarter 2010, respectively. Any sale or exchange of these securities to/with nonaffiliates would require EFH Corp. to facilitate the transaction. In accordance with accounting guidance for investments classified as available-for-sale, at September 30, 2012 and December 31, 2011 the securities are recorded at fair value and unrealized gains or losses are recorded in other comprehensive income unless such losses are other than temporary, in which case they are recorded as impairments in net income. The principal amounts, coupon rates, maturities and carrying value are as follows:

	September 30, 2012		December 31, 2011
	Principal Amount	Carrying Value (a)	Principal Amount	Carrying Value (a)
Available-for-sale securities:
EFH Corp. 10.875% Fixed Senior Notes due November 1, 2017	$1,591	$1,447	$1,591	$1,288
EFH Corp. 11.25/12.00% Senior Toggle Notes due November 1, 2017	2,951	2,774	2,784	2,283
EFH Corp. 5.55% Fixed Senior Notes Series P due November 15, 2014	45	36	45	30
EFH Corp. 6.50% Fixed Senior Notes Series Q due November 15, 2024	6	3	6	2
EFH Corp. 6.55% Fixed Senior Notes Series R due November 15, 2034	3	2	3	2
TCEH 10.25% Fixed Senior Notes due November 1, 2015 (both periods include $48 million principal amount of Series B Notes)	79	21	79	27
Total available-for-sale securities	$4,675	$4,283	$4,508	$3,632
Available-for-sale securities:
Carrying (fair) value		$4,283		$3,632
Cumulative unrealized gains (recorded as other comprehensive income) (b)		(480)		(61)
Amortized cost basis (c)		$3,803		$3,571
_____________

(a)	Carrying value equals fair value.

(b)	2012 amount reflects unrealized gains on all EFH Corp. securities. 2011 amount reflects unrealized gain on EFH Corp. Toggle Notes.

(c)	2012 amount is net of impairments in 2010 through 2012 totaling $100 million. 2011 amount is net of impairments in 2010 and 2011 totaling $94 million.

Interest income recorded on these investments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Held-to-maturity securities:
Interest received/accrued	$—	$44	$—	$126
Accretion of purchase discount	—	36	—	105
PIK interest received/accrued related to EFH Corp. Toggle Notes	—	80	—	226
Total interest income related to held-to-maturity securities	—	160	—	457
Available-for-sale securities:
Interest received/accrued	46	2	138	6
Accretion of purchase discount	23	(2)	71	—
PIK interest received/accrued related to EFH Corp. Toggle Notes	89	—	259	—
Impairments related to issuer credit	(6)	—	(6)	—
Total interest income related to available-for-sale securities	152	—	462	6
Total interest income	$152	$160	$462	$463

Impairment — During the quarter ended September 2012, we deemed the declines in values of the TCEH securities were other than temporary and recorded a $6 million impairment, which is reported as a reduction of interest income. We considered that the securities were in a loss position for nine months and the effects of low wholesale power prices on the profitability and cash flows of TCEH (which has below investment grade credit ratings) were unlikely to reverse in the near term.

We determine value under the fair value hierarchy established in accounting standards. Under the fair value hierarchy, Level 2 valuations are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences. The fair value of our investment in long-term debt of affiliates is estimated at the lesser of either the call price or the market value as determined by broker quotes and quoted market prices for similar securities in active markets. For the periods presented, the fair values of our investment in long-term debt of affiliates represent Level 2 valuations. At September 30, 2012, unaffiliated parties held 14% of the outstanding EFH Corp. Toggle Notes and 11% of the outstanding EFH Corp 10.875% Notes; EFIH held the remaining outstanding notes.

Our liquidity needs represent interest and principal payments on our long-term debt, which we expect to fund with interest and principal payments we receive on the investments in TCEH and EFH Corp. debt securities, distributions we receive from Oncor Holdings and as necessary, additional liquidity sources including borrowings from EFH Corp. The indentures governing the EFIH Notes do not limit our ability to dividend the EFH Corp. debt securities that we hold to EFH Corp. so long as we received such securities in exchange for the issuance of EFIH debt, which applies to all the EFH Corp. debt we currently hold, and we may dividend a portion of the securities to EFH Corp. in the future.

4.	LONG-TERM DEBT

At September 30, 2012 and December 31, 2011, long-term debt consisted of the following:

	September 30, 2012	December 31, 2011
Debt issued by EFIH:
6.875% Fixed Senior Secured First Lien Notes due August 15, 2017	$250	$—
9.75% Fixed Senior Secured First Lien Notes due October 15, 2019	141	141
10% Fixed Senior Secured First Lien Notes due December 1, 2020	2,180	2,180
11% Fixed Senior Secured Second Lien Notes due October 1, 2021	406	406
11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022	1,750	—
Unamortized premium	14	—
Unamortized discount	(11)	—
Total debt issued by EFIH	4,730	2,727
Pushed down debt (a):
10% EFH Corp. Fixed Senior Secured Notes due January 15, 2020	331	331
9.75% EFH Corp. Fixed Senior Secured Notes due October 15, 2019	57	57
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017	98	98
11.25/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017	232	220
Unamortized premium	3	3
Total pushed down debt	721	709
Total long-term debt (b)	$5,451	$3,436
________________

(a)	Represents 50% of the amount of these EFH Corp. securities guaranteed by EFIH and pushed down per the discussion below under "Guarantees and Push Down of EFH Corp. Debt."

(b)	EFIH had no long-term debt due currently at September 30, 2012 and December 31, 2011.

Issuances of EFIH 6.875% Senior Secured Notes in 2012

In October 2012, EFIH and EFIH Finance issued $253 million principal amount of 6.875% Senior Secured Notes due 2017 (EFIH 6.875% Notes) with the proceeds used for general corporate purposes, which may include the payment of dividends to EFH Corp. The offering was issued at a premium of $8 million, which will be amortized to interest expense over the life of the notes. In August 2012, EFIH and EFIH Finance issued $250 million principal amount of EFIH 6.875% Notes and $600 million principal amount of 11.75% Senior Secured Second Lien Notes due 2022 (EFIH 11.75% Notes). The EFIH 11.75% Notes are discussed further below. Of the net proceeds from the August 2012 issuances, $680 million was retained in cash and placed in escrow (and is reported as restricted cash in the balance sheet) to be dividended to EFH Corp. by January 2013, and EFH Corp. agreed to use the dividend and cash on hand to repay the balance of the demand notes payable by EFH Corp. to TCEH, which totaled $689 million at September 30, 2012.

The EFIH 6.875% Notes mature in August 2017, with interest payable in cash semiannually in arrears on February 15 and August 15, beginning February 15, 2013, at a fixed rate of 6.875% per annum. The EFIH 6.875% Notes are secured on a first-priority basis by EFIH's pledge of its 100% ownership of the membership interests in Oncor Holdings (the EFIH Collateral) on an equal and ratable basis with the EFIH 9.75% Notes, the EFIH 10% Notes and EFIH's guarantee of the EFH Corp. Secured Notes.

Until February 15, 2015, EFIH may redeem, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of the EFIH 6.875% Notes from time to time at a redemption price of 106.875% of the aggregate principal amount of the notes being redeemed, plus accrued interest. EFIH may redeem the notes at any time prior to February 15, 2015 at a price equal to 100% of their principal amount, plus accrued interest and the applicable premium as defined in the indenture governing the notes. EFIH may also redeem the notes, in whole or in part, at any time on or after February 15, 2015, at specified redemption prices, plus accrued interest. Upon the occurrence of a change of control (as described in the indenture governing the notes), EFIH must offer to repurchase the notes at 101% of their principal amount, plus accrued interest.

The EFIH 6.875% Notes were issued in private placements and are not registered under the Securities Act. EFIH has agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH 6.875% Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable notes for the EFIH 6.875% Notes. If the registration statement has not been filed and declared effective within 365 days after the date the initial EFIH 6.875% Notes were issued (a Registration Default), the annual interest rate on the notes will increase by 25 basis points for the first 90-day period during which a Registration Default continues, and thereafter, the annual interest rate on the notes will increase by 50 basis points for the remaining period during which the Registration Default continues. If the Registration Default is cured, the interest rate on the notes will revert to the original level.

Issuances of EFIH 11.75% Senior Secured Second Lien Notes in 2012

In February and August 2012, EFIH and EFIH Finance issued $1.150 billion and $600 million principal amount of EFIH 11.75% Notes, respectively. The February 2012 offerings were issued at a discount of $12 million, and the August 2012 offering was issued at a premium of $14 million, both of which will be amortized to interest expense over the life of the notes. The net proceeds from the February 2012 issuance were used to pay a $950 million dividend to EFH Corp., and the balance was retained as cash on hand. EFH Corp. used the dividend to repay a portion of the demand notes payable by EFH Corp. to TCEH.

The EFIH 11.75% Notes mature in March 2022, with interest payable in cash semiannually in arrears on March 1 and September 1 at a fixed rate of 11.75% per annum. The EFIH 11.75% Notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11% Notes. The EFIH 11.75% Notes have substantially the same covenants as the EFIH 11% Notes, and the holders of the EFIH 11.75% Notes will generally vote as a single class with the holders of the EFIH 11% Notes.

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

The EFIH 11.75% Notes were issued in private placements and are not registered under the Securities Act. EFIH has agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH 11.75% Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable notes for the EFIH 11.75% Notes. If the registration statement has not been filed and declared effective within 365 days after the date the initial EFIH 11.75% notes were issued (a Registration Default), the annual interest rate on the notes will increase by 25 basis points for the first 90-day period during which a Registration Default continues, and thereafter, the annual interest rate on the notes will increase by 50 basis points for the remaining period during which the Registration Default continues. If the Registration Default is cured, the interest rate on the notes will revert to the original level.

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

The amount reflected in our balance sheet as pushed down debt ($721 million and $709 million at September 30, 2012 and December 31, 2011, respectively, as shown in the long-term debt table above) represents 50% of the principal amount (plus unamortized premium) of the EFH Corp. Merger-related debt guaranteed by EFIH. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., we record the settlement of such amounts as noncash capital contributions from EFH Corp. (see Note 8).

The tables below present, at September 30, 2012 and December 31, 2011, an analysis of the total outstanding principal amount of EFH Corp. debt that EFIH and EFCH have guaranteed (fully and unconditionally on a joint and several basis), as (i) amounts that EFIH held as an investment, (ii) amounts held by nonaffiliates subject to push down to our balance sheet and (iii) amounts held by nonaffiliates that are not Merger-related. The EFCH guarantee of the EFH Corp. debt is not secured. EFIH's guarantee of the EFH Corp. Secured Notes is secured by the EFIH Collateral.

September 30, 2012
Securities Guaranteed (principal amounts)	Held by EFIH	Subject to Push Down	Not Merger-Related	Total Guaranteed
EFH Corp. 10% Senior Secured Notes	$—	$661	$400	$1,061
EFH Corp. 9.75% Senior Secured Notes	—	115	—	115
EFH Corp. 10.875% Senior Notes	1,591	196	—	1,787
EFH Corp. 11.25/12.00% Senior Toggle Notes	2,951	464	—	3,415
Subtotal	$4,542	$1,436	$400	6,378
EFH Corp. P&I and SG&A demand notes payable to TCEH (Note 7)				689
Total				$7,067

December 31, 2011
Securities Guaranteed (principal amounts)	Held by EFIH	Subject to Push Down	Not Merger-Related	Total Guaranteed
EFH Corp. 10% Senior Secured Notes	$—	$661	$400	$1,061
EFH Corp. 9.75% Senior Secured Notes	—	115	—	115
EFH Corp. 10.875% Senior Notes	1,591	196	—	1,787
EFH Corp. 11.25/12.00% Senior Toggle Notes	2,784	438	—	3,222
Subtotal	$4,375	$1,410	$400	6,185
EFH Corp. P&I and SG&A demand notes payable to TCEH (Note 7)				1,592
Total				$7,777

EFIH 9.75% Senior Secured Notes

At September 30, 2012, the principal amount of the EFIH 9.75% Notes totaled $141 million. The notes mature in October 2019, with interest payable in cash semi-annually in arrears on April 15 and October 15 at a fixed rate of 9.75% per annum. The EFIH 9.75% Notes are not guaranteed but are secured by the EFIH Collateral on an equal and ratable basis with the EFIH 6.875% Notes, the EFIH 10% Notes and EFIH's guarantee of the EFH Corp. Secured Notes.

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

EFIH 10% Senior Secured Notes

At September 30, 2012, the principal amount of the EFIH 10% Notes totaled $2.180 billion. The notes mature in December 2020, with interest payable in cash semi-annually in arrears on June 1 and December 1 at a fixed rate of 10% per annum. The notes are secured by the EFIH Collateral on an equal and ratable basis with the EFIH 6.875% Notes, the EFIH 9.75% Notes and EFIH's guarantee of the EFH Corp. Senior Secured Notes as discussed above.

EFIH 11% Senior Secured Second Lien Notes

At September 30, 2012, the principal amount of the EFIH 11% Notes totaled $406 million. The notes mature in October 2021, with interest payable in cash semiannually in arrears on May 15 and November 15 at a fixed rate of 11% per annum. The notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11.75% Notes.

The EFIH 11% Notes were issued in a private placement and are not registered under the Securities Act. EFIH agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH 11% Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable notes for the EFIH 11% Notes, unless such notes meet certain transferability conditions (as described in the related registration rights agreement). The notes met the transferability conditions in March 2012 and became freely tradable.

Fair Value of Long-Term Debt

At September 30, 2012 and December 31, 2011, the estimated fair value of our long-term debt (including pushed down debt) totaled $5.874 billion and $3.494 billion, respectively, and the carrying amount totaled $5.451 billion and $3.436 billion, respectively. We determine fair value in accordance with accounting standards and at September 30, 2012 represents Level 2 valuations. We obtain security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

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

Distribution Restrictions

The indentures governing the EFIH Notes include covenants that, among other things and subject to certain exceptions, restrict our ability to pay dividends or make other distributions with respect to our membership interests. Accordingly, our net income is restricted from being used to make distributions with respect to our membership interests unless such distributions are expressly permitted under the indentures. The indentures further restrict us from making any distribution to EFH Corp. for the ultimate purpose of making a dividend on EFH Corp.'s common stock unless at the time, and after giving effect to such distribution, our consolidated leverage ratio is equal to or less than 6.0 to 1.0. Under the indentures governing the EFIH Notes, the term "consolidated leverage ratio" is defined as the ratio of EFIH's consolidated total debt (as defined in the indentures) to EFIH's Adjusted EBITDA on a consolidated basis, including Oncor Holdings and its subsidiaries. EFIH's consolidated leverage ratio was 6.3 to 1.0 at September 30, 2012.

In addition, under applicable law, we are prohibited from paying any distribution to the extent that immediately following payment of such distribution, we would be insolvent.

In February 2012, EFIH's board of directors declared, and EFIH paid a cash dividend to EFH Corp. of $950 million, which was used by EFH Corp. to partially settle a demand note payable to TCEH (see Note 4). EFIH did not declare or pay any cash distributions in the nine months ended September 30, 2011.

Membership Interests

The following table presents the changes to membership interests in the nine months ended September 30, 2012.

	Capital Accounts	Accumulated Other Comprehensive Income	Total Membership Interests
Balance at December 31, 2011	$5,790	$15	$5,805
Net income	308	—	308
Distributions paid to parent	(950)	—	(950)
Effect of debt push-down from EFH Corp. (Note 4)	30	—	30
Net effect of Oncor's settlement of reimbursement agreements with TCEH	(1)	—	(1)
Net effects of investment in long-term debt of affiliates (Note 3)	—	272	272
Net effects of cash flow hedges – Oncor (b)	—	2	2
Other	(1)	—	(1)
Balance at September 30, 2012	$5,176	$289	$5,465
____________

(a)	Represents recognition in equity in earnings of unconsolidated subsidiary of previous losses on interest rate hedge transactions entered into by Oncor.

The following table presents the changes to membership interests in the nine months ended September 30, 2011.

	Capital Accounts	Accumulated Other Comprehensive Loss	Total Membership Interests
Balance at December 31, 2010	$5,195	$(2)	$5,193
Net income	367	—	367
Effect of debt push-down from EFH Corp. (Note 4)	220	—	220
Capital contributions (a)	30	—	30
Net effects of investment in long-term debt of affiliates (Note 3)	—	56	56
Net effects of cash flow hedges – Oncor (b)	—	(24)	(24)
Balance at September 30, 2011	$5,812	$30	$5,842
____________

(a)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of equity interests in Oncor.

(b)	Represents losses on interest rate hedge transactions entered into by Oncor.

7.	RELATED–PARTY TRANSACTIONS

The following represent our significant related-party transactions in addition to the investment in EFH Corp. and TCEH debt securities discussed in Note 3:

•
EFH Corp. files consolidated federal income tax and Texas state margin tax returns, and under a tax sharing agreement, allocates income tax liabilities to us substantially as if we were filing our own corporate income tax returns. Our amounts payable to EFH Corp. related to income taxes totaled $1 million and $119 million at September 30, 2012 and December 31, 2011, respectively. The income tax payable at September 30, 2012 was reported as current since cash and projected cash interest income from investments in long-term debt of affiliates and distributions from Oncor Holdings are expected to be sufficient to cover interest payments on our debt and current income tax payable. The income tax payable at December 31, 2011 was reported as noncurrent because we did not expect to pay it until mid-2013, and we have the ability to defer such payments. Our income tax payments to EFH Corp. totaled $172 million and $30 million in the nine months ended September 30, 2012 and 2011, respectively. See discussion below in this note regarding allocation of income tax liabilities to Oncor Holdings and Oncor.

•
At September 30, 2012 and December 31, 2011, EFH Corp. had demand notes payable to TCEH totaling $689 million and $1.592 billion, respectively, arising from borrowings used to fund EFH Corp. debt principal and interest payments (P&I Note) and net borrowings for general corporate purposes (SG&A Note). The reduction in the balance of the notes in the nine months ended September 30, 2012 was funded by debt issued by EFIH, and EFH Corp. agreed to settle the balance of the notes by January 2013 with the proceeds from EFIH and EFIH Finance debt issuances in August 2012 (see Note 4). The notes are guaranteed by EFCH and EFIH on an unsecured basis. In connection with debt-related transactions entered into by EFH Corp. in April 2011, EFH Corp. agreed (i) to not make any additional borrowings under the SG&A Note, which totaled $233 million at September 30, 2012, (ii) to cap borrowings under the P&I Note to no more than $2 billion and (iii) that the sum of (a) the outstanding debt (including guarantees) of EFH Corp. or any of its subsidiaries (including EFIH) that is secured by a second-priority lien on the equity interest that EFIH owns in Oncor Holdings (the EFIH Second-Priority Debt) and (b) the aggregate outstanding amount of the intercompany notes will not exceed, at any time, the maximum amount of EFIH Second-Priority Debt permitted by the indenture governing the EFH Corp. 10% Senior Secured Notes due 2020.

•
In the nine months ended September 30, 2012, fees paid to Goldman, Sachs & Co. (Goldman), an affiliate of GS Capital Partners, related to debt issuances totaled $10 million, described as follows: (i) Goldman acted as a joint book-running manager and initial purchaser in the February 2012 issuance of $1.150 billion principal amount of EFIH 11.750% Senior Secured Second Lien Notes (see Note 4) for which it received fees totaling $7 million; (ii) Goldman acted as joint book-running manager and initial purchaser in the August 2012 issuance of $600 million principal amount of 11.750% Senior Secured Second Lien Notes and $250 million principal amount of EFIH 6.875% Senior Secured Notes (see Note 4) for which it received fees totaling $3 million. In the October 2012 issuance of $253 million EFIH 6.875% Notes, Goldman acted as joint book-running manager and initial purchaser for which it was paid $1 million. A broker-dealer affiliate of KKR served as a co-manager and initial purchaser and an affiliate of TPG Management, L.P. (TPG) served as an advisor in all of these transactions, for which they each received a total of $4 million.

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

Significant related-party transactions between Oncor Holdings (including its consolidated subsidiary Oncor) and EFH Corp., other affiliates of EFH Corp. and the Sponsor Group are as follows:

•
Oncor receives payments from TCEH for services it provides, principally the delivery of electricity. Revenues recorded by Oncor for these services totaled $281 million and $309 million in the three months ended September 30, 2012 and 2011, respectively, and $746 million and $798 million in the nine months ended September 30, 2012 and 2011, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. These revenues from TCEH represented 29% and 34% of Oncor Holdings' operating revenues in the nine months ended September 30, 2012 and 2011, respectively. Oncor Holdings' balance sheets at September 30, 2012 and December 31, 2011 reflect receivables from TCEH totaling $154 million and $138 million, respectively, primarily related to these electricity delivery fees.

•
In August 2012, TCEH and Oncor agreed to settle at a discount two agreements related to securitization (transition) bonds issued by Oncor's bankruptcy-remote financing subsidiary in 2003 and 2004 to recover generation-related regulatory assets. Under the agreements, TCEH had been reimbursing Oncor as described immediately below. Under the settlement, TCEH paid, and Oncor received, $159 million in cash. The settlement was executed by EFIH acquiring the right to reimbursement under the agreements from Oncor and then selling these rights for the same amount to TCEH. The transaction resulted in a decrease of approximately $2 million (after tax) in Oncor's membership interests in the three months ended September 30, 2012 in accordance with accounting rules for related party transactions. Accordingly, the transaction resulted in a decrease of approximately $1 million (reflecting our 80% interest in Oncor) in our investment in unconsolidated subsidiary with an offsetting decrease in equity.

Under an interest reimbursement agreement, TCEH has reimbursed Oncor on a monthly basis for interest expense on the transition bonds. The remaining interest to be paid through 2016 under the agreement totaled $53 million at the settlement date. Only the monthly accrual of interest under this agreement was reported as a receivable by Oncor. This interest income totaled $2 million and $8 million in the three months ended September 30, 2012 and 2011, respectively, and $16 million and $24 million in the nine months ended September 30, 2012 and 2011, respectively.

Oncor collects transition surcharges from its customers to recover the transition bond payment obligations. Oncor's incremental income taxes related to the transition surcharges it collects have been reimbursed by TCEH quarterly under a noninterest bearing note payable to Oncor maturing in 2016. The note balance at the settlement date totaled $159 million.

•
Oncor pays EFH Corp. subsidiaries for certain administrative services and shared facilities at cost. These costs, which are primarily reported in operation and maintenance expenses, totaled $10 million and $10 million in the three months ended September 30, 2012 and 2011, respectively, and $27 million and $28 million in the nine months ended September 30, 2012 and 2011, respectively.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility is funded by a delivery fee surcharge collected from REPs by Oncor and remitted monthly to TCEH, with the intent that the trust fund assets (reported in TCEH's balance sheet) will be sufficient to fund the decommissioning liability (also reported in TCEH's balance sheet). The delivery fee surcharges remitted to TCEH totaled $5 million in each of the three month periods ended September 30, 2012 and 2011 and $12 million and $13 million in the nine months ended September 30, 2012 and 2011, respectively. Income and expenses associated with the trust fund and the decommissioning liability recorded by TCEH are offset by a net change in the intercompany receivable/payable between Oncor and TCEH, which in turn results in a change in Oncor's reported net regulatory asset/liability. The regulatory liability and a receivable from TCEH in the same amount, which totaled $286 million and $225 million at September 30, 2012 and December 31, 2011, respectively, represent the excess of the trust fund balance over the net decommissioning liability.

•
EFH Corp. files a consolidated federal income tax return that includes Oncor Holdings' results. Oncor is not a member of EFH Corp.'s consolidated tax group, but EFH Corp.'s consolidated federal income tax return includes EFH Corp.'s portion of Oncor's results as a result of EFH Corp.'s equity ownership in Oncor. EFH Corp. also files a consolidated Texas state margin tax return that includes all of Oncor Holdings' and Oncor's results. However, under a tax sharing agreement Oncor Holdings and Oncor record their federal income and Texas state margin taxes substantially as if Oncor Holdings and Oncor were filing their own corporate income tax returns. Oncor Holdings and Oncor had a current combined payable to EFH Corp. related to income taxes of $17 million and $2 million at September 30, 2012 and December 31, 2011, respectively. Oncor Holdings and Oncor made income tax net payments to EFH Corp. totaling $27 million and received income tax net refunds from EFH Corp totaling $89 million in the nine months ended September 30, 2012 and 2011, respectively.

•
Oncor has PUCT-approved tariffs in place to assure adequate credit worthiness of any REP to support the REP's obligation to collect transition bond-related charges on behalf of Oncor Electric Delivery Transition Bond Company LLC. Under these tariffs, as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at September 30, 2012 and December 31, 2011, TCEH had posted letters of credit in the amount of $11 million and $12 million, respectively, for Oncor's benefit.

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

In August 2012, EFH Corp. approved certain amendments to its pension plan. These amendments will result, in part, in the splitting off of the assets and liabilities under the plan associated with employees of Oncor and all retirees and terminated vested employees of EFH Corp. and its subsidiaries (including discontinued businesses) to a new plan that is expected to be sponsored and administered by Oncor (the Oncor Plan). These actions are expected to be completed in the fourth quarter 2012. In connection with this action, EFH Corp. intends to fully fund the obligations being assumed by the Oncor Plan that relate to participants' benefits not recoverable by Oncor. Transition to and implementation of the Oncor Plan is not expected to materially affect Oncor's reported results of operations, financial condition or cash flows.

8.	SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest expense	$116	$69	$305	$194
Interest expense related to pushed down debt	19	18	57	60
Amortization of debt exchange and issuance costs	2	1	6	5
Total interest expense and related charges	$137	$88	$368	$259

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2012	2011
Cash payments (receipts) related to:
Interest paid	$217	$116
Interest received on investments in long-term debt of affiliates	(92)	(83)
Income tax payments	172	30
Noncash investing and financing activities:
Receipt of additional EFH Corp. Toggle Notes in lieu of cash interest	(167)	(151)
Parent's payment of interest on pushed-down debt accounted for as a contribution of capital (net of tax) (Note 6)	30	28
Capital contribution related to settlement of certain income taxes payable (a)	—	30
Effect of push down of debt from EFH Corp.	—	(196)
____________

(a)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of noncontrolling interests in Oncor.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2012 and 2011 should be read in conjunction with our consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFIH is a Dallas, Texas-based holding company whose wholly-owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell electricity to residential, business and other consumers in the north-central, eastern and western parts of Texas. Revenues from TCEH represented 29% and 34% of Oncor's total revenues in the nine months ended September 30, 2012 and 2011, respectively. EFIH is a direct, wholly-owned subsidiary of EFH Corp. EFIH has no reportable business segments. See Notes 1 and 2 to Financial Statements for a discussion of the reporting of our investment in Oncor Holdings as an equity method investment and a description of the "ring-fencing" measures implemented with respect to Oncor Holdings and Oncor. These measures were put in place to further enhance Oncor's credit quality and mitigate Oncor's and Oncor Holdings' exposure to the Texas Holdings Group with the intent to minimize the risk that a court would order any of the Oncor Ring-Fenced Entities' assets and liabilities to be substantively consolidated with those of any member of the Texas Holdings Group in the event any such member were to become a debtor in a bankruptcy case. We believe, as several major credit rating agencies have acknowledged, that the likelihood of such substantive consolidation of Oncor's or Oncor Holdings' assets and liabilities is remote in consideration of the ring-fencing measures and applicable law.

Significant Activities and Events

Issuance of $2.253 Billion of Senior Secured Notes — See Note 4 to Financial Statements for details of EFIH's and EFIH Finance's issuance in October 2012, August 2012 and February 2012 of an aggregate $1.750 billion principal amount of 11.750% Senior Secured Second Lien Notes due 2022 and an aggregate $503 million principal amount of 6.875% Senior Secured Notes due 2017.

EFH Corp. and EFIH regularly evaluate potential opportunities to improve our balance sheets through transactions that extend debt maturities or reduce the amount of our debt or our cash interest expense. Future activities under this liability management program may include, among others, the purchase of our outstanding debt for cash in open market purchases or privately negotiated refinancing, extension and exchange transactions (including pursuant to a Rule 10b-5(1) plan) or via public or private exchange or tender offers. Such transactions may include the acquisition of EFH Corp. or other affiliate debt by EFIH and the acquisition of EFIH or other affiliate debt by EFH Corp.

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

At September 30, 2012, Oncor had installed 3,104,000 advanced digital meters, including 802,000 in 2012. As the new meters are integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $642 million at September 30, 2012, including $124 million in 2012. Oncor expects to complete installations of the advanced meters by the end of 2012.

Oncor Matters with the PUCT — Competitive Renewable Energy Zones (CREZs) — In 2009, the PUCT awarded Oncor CREZ construction projects (PUCT Docket Nos. 35665 and 37902) requiring 14 related Certificate of Convenience and Necessity (CCN) amendment proceedings before the PUCT for 17 projects. All 17 projects and 14 CCN amendments have been approved by the PUCT. The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in the western part of Texas to population centers in the eastern part of Texas. In addition to these projects, ERCOT completed a study in December 2010 that will result in Oncor and other transmission service providers building additional facilities to provide further voltage support to the transmission grid as a result of CREZ. Oncor currently estimates, based on these additional voltage support facilities and the approved routes and stations for its awarded CREZ projects, that CREZ construction costs will total approximately $2.0 billion. CREZ-related costs could change based on finalization of costs for the additional voltage support facilities and final detailed designs of subsequent project routes. At September 30, 2012, Oncor's cumulative CREZ-related capital expenditures totaled $1.360 billion, including $461 million in 2012. Oncor expects that all necessary permitting actions and other requirements and all line and station construction activities for Oncor's CREZ construction projects will be completed by the end of 2013 with additional voltage support projects completed by early 2014.

Transmission Cost Recovery and Rates (PUCT Docket Nos. 40451, 39940, 40603 and 40142) — In order to reflect increases or decreases in its wholesale transmission costs, including fees paid to other transmission service providers, Oncor is allowed to update the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs twice a year. In June 2012, Oncor filed an application to update the TCRF, which became effective September 1, 2012. This application was designed to increase Oncor's revenues for the period from September 2012 through February 2013 by $129 million. In November 2011, Oncor filed an application to update the TCRF, which was approved by the PUCT in January 2012 and became effective in March 2012. This application was designed to lower Oncor's revenues for the period from March 2012 through August 2012 by $41 million, reflecting over-recoveries due to hot weather in the summer of 2011.

In July 2012, Oncor filed an application for an interim update of its wholesale transmission rate. The new rate was approved by the PUCT and became effective in August 2012. Oncor's annualized revenues are expected to increase by an estimated $30 million with approximately $19 million of this increase recoverable through transmission costs charged to wholesale customers and $11 million recoverable from REPs through the TCRF component of Oncor's delivery rates. In January 2012, Oncor filed an application for an interim update of its wholesale transmission rate. The new rate was approved by the PUCT and became effective in March 2012. Oncor's annualized revenues are expected to increase by an estimated $2 million with approximately 65% of this increase recoverable through transmission costs charged to wholesale customers and the remaining 35% recoverable from REPs through the TCRF component of Oncor's delivery rates.

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

Application for 2013 Energy Efficiency Cost Recovery Factor (PUCT Docket No. 40361) — In May 2012, Oncor filed an application with the PUCT to request approval of an energy efficiency cost recovery factor (EECRF) for 2013. PUCT rules require Oncor to make an annual EECRF filing by the first business day in May for implementation at the beginning of the next calendar year. The requested 2013 EECRF is $73 million as compared to $54 million established for 2012, and would result in a monthly charge for residential customers of $1.23 as compared to the 2012 residential charge of $0.99 per month effective December 31, 2012. In August 2012, the PUCT issued a final order approving the 2013 EECRF, which is designed to recover $62 million of Oncor's costs for the 2013 program year, a $9 million performance bonus based on Oncor's 2011 results and a $2 million increase for under-recovery of 2011 costs.

Summary — We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly affect our results of operations, liquidity or financial condition.

RESULTS OF OPERATIONS

Financial Results — Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Interest income decreased $8 million to $152 million in 2012. The decrease reflected a $6 million impairment charge related to the decline in fair value of our investment in TCEH securities (see Note 3 to Financial Statements).

Interest expense and related charges increased $49 million to $137 million in 2012. The increase reflected the issuances of $1.150 billion aggregate principal amount of EFIH Notes in February 2012 and $850 million aggregate principal amount of EFIH Notes in August 2012 (see Note 4 to Financial Statements).

Income tax expense totaled $6 million and $25 million in 2012 and 2011, respectively. The effective rate on pretax income was 40.0% and 34.7% in 2012 and 2011, respectively. The increase in the effective rate reflected the recognition in 2011 of previously nondeductible interest on pushed down debt due to a debt exchange transaction, and an increase in Texas margin tax due to an increase in the apportionment factor.

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) decreased $4 million to $109 million in 2012 reflecting lower earnings at Oncor due to the effect of milder weather on revenues and higher interest and depreciation expense, partially offset by higher tariffs.

Net income decreased $42 million to $118 million in 2012 driven by the increase in interest expense.

Financial Results — Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Interest income decreased $1 million to $462 million in 2012.

Interest expense and related charges increased $109 million to $368 million in 2012. The increase reflected the issuance of $850 million, $1.150 billion and $406 million aggregate principal amount of EFIH Notes in August 2012, February 2012 and April 2011, respectively (see Note 4 to Financial Statements and Note 5 to Financial Statements in our 2011 Form 10-K Financial Statements).

Income tax expense totaled $35 million and $72 million in 2012 and 2011, respectively. The effective rate on pretax income was 37.2% and 35.3% in 2012 and 2011, respectively. The increase in the effective rate reflected the recognition in 2011 of previously nondeductible interest on pushed down debt due to a debt exchange transaction.

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) increased $14 million to $249 million in 2012 reflecting higher earnings at Oncor due to higher tariffs, partially offset by the effect of milder weather on revenues and higher depreciation, operation and maintenance and interest expense.

Net income decreased $59 million to $308 million in 2012 driven by the increase in interest expense.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows — Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011 — Cash used in operating activities totaled $196 million in 2012 compared to $1 million in 2011. The $195 million increase reflected $142 million in higher income taxes paid to EFH Corp. (including amounts related to prior periods) and $101 million in higher cash interest paid, partially offset by $36 million in higher cash distributions from Oncor Holdings. See Note 7 to Financial Statements for discussion of income tax payments to EFH Corp.

Amortization of debt issuance costs reported in the statement of consolidated cash flows represents the expenses related to debt pushed down from EFH Corp. and debt we issued (see Note 4 to Financial Statements) and is reported in interest expense and related charges in the statement of consolidated income.

Cash provided by financing activities totaled $1.0 billion in 2012, reflecting the net proceeds from EFIH's issuances of $2 billion of EFIH Notes and distributions of $950 million of the proceeds to EFH Corp. (see Note 4 to Financial Statements).

Cash used in investing activities totaled $680 million in 2012 and represented a portion of the net proceeds from the issuance of EFIH notes in August 2012 that EFIH placed in escrow (reported as restricted cash) to pay a dividend in this amount to EFH Corp. by January 2013 (see Note 4 to Financial Statements). There were no cash flows related to investing activities in 2011.

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

Secured Debt Capacity — At October 26, 2012, we believe that we and EFH Corp. collectively are permitted under our applicable debt agreements to issue (subject to certain exceptions and conditions set forth in our applicable debt documents) up to approximately $700 million of additional aggregate principal amount of debt secured by EFIH's equity interest in Oncor Holdings on a second-priority basis.

These amounts are estimates based on our current interpretation of the covenants set forth in our applicable debt agreements and do not take into account exceptions in the debt agreements that may allow for the incurrence of additional secured debt, including, but not limited to, acquisition debt, coverage ratio debt, refinancing debt, capital leases and hedging obligations. Moreover, such amounts could change from time to time as a result of, among other things, the termination of any debt agreement (or specific terms therein) or amendments to the debt agreements that result from negotiations with new or existing lenders. In addition, covenants included in agreements governing additional future debt may impose greater restrictions on our incurrence of secured debt. Consequently, the actual amount of senior secured debt that we are permitted to incur under our debt agreements could be materially different than the amounts provided above.

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

EFH Corp. made its May 2012 interest payment and expects to make its November 2012 interest payment on the EFH Corp. Toggle Notes by using the PIK feature of those notes. During the applicable interest periods, the interest rate on these notes is increased from 11.25% to 12.00%. Accordingly, we received an aggregate principal amount of EFH Corp. notes totaling $167 million in May 2012 and expect to receive and additional $177 million in November 2012 in lieu of cash interest on our investment in EFH Corp. Toggle Notes. Also as a result of the PIK feature, EFH Corp. issued an additional $26 million aggregate principal amount of the notes to nonaffiliates in May 2012 and is expected to issue an additional $28 million in November 2012, all of which are subject to push down to our balance sheet. See Notes 3 and 4 to Financial Statements.

Distributions of Earnings from Oncor Holdings — Oncor Holdings' distributions of earnings to us totaled $100 million and $64 million in the nine months ended September 30, 2012 and 2011, respectively. We expect to receive a distribution totaling approximately $47 million from Oncor Holdings on October 30, 2012. See Note 2 to Financial Statements for discussion of limitations on amounts Oncor can distribute to its members.

In 2009, the PUCT awarded certain CREZ construction projects to Oncor. See discussion above under "Significant Activities and Events — Oncor Matters with the PUCT." As a result of the increased capital expenditures for CREZ and the debt-to-equity ratio cap, our distributions from Oncor could be substantially reduced or temporarily discontinued during the CREZ construction period, which is expected to be largely completed by the end of 2013.

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

Adjusted EBITDA (as used in the restricted payments covenants contained in the indentures governing the EFIH Notes and the EFH Corp. Secured Notes) in the twelve months ended September 30, 2012 totaled $1.723 billion and $5.258 billion, respectively. See Exhibits 99(b) and 99(c) for a reconciliation of net income (loss) to Adjusted EBITDA for EFIH and EFH Corp., respectively, in the nine and twelve months ended September 30, 2012 and 2011.

The table below summarizes various financial ratios of EFIH and EFH Corp. that are applicable under certain threshold covenants in the indentures governing the EFIH Notes, EFH Corp. 10.875% Notes, EFH Corp. Toggle Notes and EFH Corp. Secured Notes at September 30, 2012 and December 31, 2011 and the corresponding covenant threshold levels at September 30, 2012. The debt incurrence and restricted payments/limitations on investments covenants thresholds described below represent levels that must be met in order for EFH Corp. and EFIH to incur certain permitted debt or make certain restricted payments and/or investments. Our debt agreements do not contain maintenance covenants.

	September 30, 2012	December 31, 2011	Threshold Level at September 30, 2012
Debt Incurrence Covenants:
EFH Corp. Secured Notes:
EFH Corp. fixed charge coverage ratio	1.0 to 1.0	1.1 to 1.0	At least 2.0 to 1.0
EFIH Notes:
EFIH fixed charge coverage ratio (a)	(b)	(b)	At least 2.0 to 1.0
Restricted Payments/Limitations on Investments Covenants:
EFH Corp. 10.875% Notes and Toggle Notes:
General restrictions (Sponsor Group payments):
EFH Corp. leverage ratio	9.6 to 1.0	9.7 to 1.0	Equal to or less than 7.0 to 1.0
EFH Corp. Secured Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.4 to 1.0	1.4 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.0 to 1.0	1.1 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	9.6 to 1.0	9.7 to 1.0	Equal to or less than 7.0 to 1.0
EFIH Notes:
General restrictions (non-EFH Corp. payments):
EFIH fixed charge coverage ratio (a)(d)	6.6 to 1.0	81.7 to 1.0	At least 2.0 to 1.0
General restrictions (EFH Corp. payments):
EFIH fixed charge coverage ratio (a)(d)	(b)	(b)	At least 2.0 to 1.0
EFIH leverage ratio	6.3 to 1.0	5.3 to 1.0	Equal to or less than 6.0 to 1.0
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

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after September 30, 2012 that are expected to materially impact our financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place. All of our long-term debt at September 30, 2012 and December 31, 2011 carried fixed interest rates.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" included in our 2011 Form 10-K and is therefore not presented herein.

Credit Risk

We are exposed to affiliate credit risk associated with the $4.596 billion principal amount of EFH Corp. debt securities and $79 million principal amount of TCEH debt securities we hold as investments (see Note 3 to Financial Statements). The credit rating of each of these securities is below investment grade. The carrying value of these securities was $4.283 billion at September 30, 2012.

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

At September 30, 2012, Oncor's exposure to credit risk associated with accounts receivable totaled $154 million from affiliates, substantially all of which consisted of trade accounts receivable from TCEH, and $377 million from nonaffiliated customers. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $2 million at September 30, 2012. The nonaffiliate exposure includes trade accounts receivable from REPs totaling $289 million, which are almost entirely noninvestment grade. At September 30, 2012, REP subsidiaries of one nonaffiliated entity collectively represented approximately 14% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure.

See Note 7 to Financial Statements for discussion of transactions between Oncor and TCEH and EFH Corp.

FORWARD-LOOKING STATEMENTS
This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, "Risk Factors" in this report, our quarterly report on Form 10-Q for the quarterly period ended June 30, 2012 and our 2011 Form 10-K and the discussion under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•
prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, the US Federal Energy Regulatory Commission, the NERC, the TRE, the PUCT, the EPA, and the Texas Commission on Environmental Quality, with respect to, among other things:

◦	allowed rate of return;

◦	permitted capital structure;

◦	industry, market and rate structure;

◦	recovery of investments;

◦	acquisition and disposal of assets and facilities;

◦	operation and construction of facilities;

◦	changes in tax laws and policies, and

◦	changes in and compliance with environmental and safety laws and policies;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	economic conditions, including the impact of a recessionary environment;

•	weather conditions, including drought and limitations on access to water, and other natural phenomena, and acts of sabotage, wars or terrorist or cybersecurity threats or activities;

•	unanticipated population growth or decline, or changes in market supply or demand and demographic patterns, particularly in ERCOT;

•	changes in business strategy, development plans or vendor relationships;

•	unanticipated changes in interest rates or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our 2011 Form 10-K and Part II, "Item 1A. Risk Factors" in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2012. The risks described in such reports are not the only risks facing our Company.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit
(3(i))	Articles of Incorporation

3(a)	333-153529 Form S-4 (filed September 17, 2008)	3(c)	-	Certificate of Formation of Energy Future Intermediate Holding Company LLC, as amended

(3(ii))	By-laws

3(b)	1-34544 Form 10-K (filed February 21, 2012)	3(b)	-	Second Amended and Restated Limited Liability Company Agreement of Energy Future Intermediate Holding Company LLC

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4(a)	1-34544 Form 8-K (filed August 17, 2012)	4.1	-
Indenture, dated August 14, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.875% Senior Secured Notes due 2017.

4(b)	1-34544 Form 8-K (filed August 17, 2012)	4.2	-
Fourth Supplemental Indenture, dated August 14, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11.75% Senior Secured Second Lien Notes due 2022.

4(c)	1-34544 Form 8-K (filed August 17, 2012)	4.3	-	Registration Rights Agreement, dated August 14, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and the initial purchasers named therein.

4(d)	1-34544 Form 8-K (filed October 24, 2012)	4.1	-
First Supplemental Indenture, dated October 23, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc., and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.875% Senior Secured Notes due 2017.

4(e)	1-34544 Form 8-K (filed October 24, 2012)	4.2	-	Registration Rights Agreement, dated October 23, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and the initial purchasers named therein.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications

31(a)			-	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			-	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32(a)			-	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			-	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99(a)			-	Condensed Statement of Consolidated Income – Twelve Months Ended September 30, 2012.

Exhibits	Previously Filed With File Number*	As Exhibit
99(b)			-	Energy Future Intermediate Holding Company LLC Consolidated Adjusted EBITDA reconciliation for the nine and twelve months ended September 30, 2012 and 2011.

99(c)			-	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the nine and twelve months ended September 30, 2012 and 2011.

XBRL Data Files

101.INS			-	XBRL Instance Document

101.SCH			-	XBRL Taxonomy Extension Schema Document

101.CAL			-	XBRL Taxonomy Extension Calculation Document

101.DEF			-	XBRL Taxonomy Extension Definition Document

101.LAB			-	XBRL Taxonomy Extension Labels Document

101.PRE			-	XBRL Taxonomy Extension Presentation Document
____________

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

By:	/s/ STAN SZLAUDERBACH
Stan Szlauderbach
Senior Vice President and Controller (Principal Accounting Officer)

Date: October 29, 2012