Form 10-K
period 2012-12-31
Energy Future Intermediate Holding CO LLC
filed 2013-02-19
CIK 1445146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

— OR —

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-34544
Energy Future Intermediate Holding Company LLC

(Exact name of registrant as specified in its charter)

Delaware	26-1191638
(State of organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, TX 75201	(214) 812-4600
(Address of principal executive offices) (Zip Code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
9.75% Senior Notes due 2019	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

At February 19, 2013, the outstanding membership interest in Energy Future Intermediate Holding Company LLC was directly held by Energy Future Holdings Corp.

Energy Future Intermediate Holding Company LLC meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE - None

Energy Future Intermediate Holding Company LLC's (EFIH) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Energy Future Holdings Corp. (EFH Corp.) website at http://www.energyfutureholdings.com as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. The information on EFH Corp.'s website shall not be deemed a part of, or incorporated by reference into, this annual report on Form 10-K. The representations and warranties contained in any agreement that we have filed as an exhibit to this annual report on Form 10-K or that we have or may publicly file in the future may contain representations and warranties made by and to the parties thereto at specific dates. Such representations and warranties may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties' risk allocation in the particular transaction, or may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes.

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

Adjusted EBITDA
Adjusted EBITDA means EBITDA adjusted to exclude noncash items, unusual items and other adjustments allowable under the EFIH Notes and certain debt arrangements of EFH Corp. (as applicable). See the definition of EBITDA below. Adjusted EBITDA and EBITDA are not recognized terms under US GAAP and, thus, are non-GAAP financial measures. We are providing our and EFH Corp.'s Adjusted EBITDA in this Form 10-K (see reconciliations in Exhibits 99(a) and 99(b)) solely because of the important role that Adjusted EBITDA plays in respect of certain covenants contained in the indentures for the EFIH Notes and EFH Corp. debt pushed down to EFIH as discussed in Note 5 to Financial Statements. We do not intend for Adjusted EBITDA (or EBITDA) to be an alternative to net income as a measure of operating performance or an alternative to cash flows from operating activities as a measure of liquidity or an alternative to any other measure of financial performance presented in accordance with US GAAP. Additionally, we do not intend for Adjusted EBITDA (or EBITDA) to be used as a measure of free cash flow available for management's discretionary use, as the measure excludes certain cash requirements such as interest payments, tax payments and other debt service requirements. Because not all companies use identical calculations, our presentation of Adjusted EBITDA (and EBITDA) may not be comparable to similarly titled measures of other companies.

CREZ	Competitive Renewable Energy Zone

EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization

EFCH	Energy Future Competitive Holdings Company, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context

EFH Corp.	Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context, whose major subsidiaries include TCEH and Oncor

EFH Corp. 10.875% Notes	EFH Corp.'s 10.875% Senior Notes due November 1, 2017, which are guaranteed on a senior unsecured basis by EFIH and EFCH as discussed in Note 5 to Financial Statements

EFH Corp. Secured Notes
Refers, collectively, to EFH Corp.'s 9.75% Senior Secured Notes due October 15, 2019 (EFH Corp. 9.75% Notes) and EFH Corp.'s 10.000% Senior Secured Notes due January 15, 2020 (EFH Corp. 10% Notes), both of which are guaranteed on a senior secured basis by EFIH and a senior unsecured basis by EFCH as discussed in Note 5 to Financial Statements.

EFH Corp. Toggle Notes	EFH Corp.'s 11.25%/12.00% Senior Toggle Notes due November 1, 2017, which are guaranteed on a senior unsecured basis by EFIH and EFCH as discussed in Note 5 to Financial Statements

EFIH	Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings, and/or its subsidiaries depending on context

EFIH Finance	EFIH Finance Inc., a direct, wholly-owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities

EFIH Notes
Refers, collectively, to EFIH's and EFIH Finance's 6.875% Senior Secured Notes due August 15, 2017 (EFIH 6.875% Notes), 9.75% Senior Secured Notes due October 15, 2019 (EFIH 9.75% Notes), 10.000% Senior Secured Notes due December 1, 2020 (EFIH 10% Notes), 11% Senior Secured Second Lien Notes due October 1, 2021 (EFIH 11% Notes), 11.75% Senior Secured Second Lien Notes due March 1, 2022 (EFIH 11.75% Notes) and 11.25%/12.25% Senior Toggle Notes due December 1, 2018 (EFIH Toggle Notes).

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas

FERC	US Federal Energy Regulatory Commission

GAAP	generally accepted accounting principles

Luminant
subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas market heat rate
Heat rate is a measure of the efficiency of converting a fuel source to electricity. Market heat rate is the implied relationship between wholesale electricity prices and natural gas prices and is calculated by dividing the wholesale market price of electricity, which is based on the price offer of the marginal supplier in ERCOT (generally natural gas plants), by the market price of natural gas. Forward wholesale electricity market price quotes in ERCOT are generally limited to two or three years; accordingly, forward market heat rates are generally limited to the same time period. Forecasted market heat rates for time periods for which market price quotes are not available are based on fundamental economic factors and forecasts, including electricity supply, demand growth, capital costs associated with new construction of generation supply, transmission development and other factors.

Merger	The transaction referred to in the Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp., which was completed on October 10, 2007.

MW	megawatts

NERC	North American Electric Reliability Corporation

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

Sponsor Group
Refers, collectively, to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Global, LLC (together with its affiliates, TPG) and GS Capital Partners, an affiliate of Goldman, Sachs & Co., that have an ownership interest in Texas Holdings.

TCEH
Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFCH and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context, that are engaged in electricity generation and wholesale and retail energy markets activities, and whose major subsidiaries include Luminant and TXU Energy

TCEH Demand Notes
Refers to certain loans from TCEH to EFH Corp. in the form of demand notes to finance EFH Corp. debt principal and interest payments and, until April 2011, other general corporate purposes of EFH Corp., that are guaranteed on a senior unsecured basis by EFCH and EFIH.

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group, that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities

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

TXU Energy
TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers

US	United States of America

VIE	variable interest entity

PART I.

Items 1. and 2. BUSINESS AND PROPERTIES

References in this report to "we," "our," "us" and "the company" are to EFIH and/or its direct and indirect subsidiaries as apparent in the context. See "Glossary" for defined terms.

Energy Future Intermediate Holding Company LLC Business and Strategy

EFIH, a direct, wholly-owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company whose wholly-owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. The business and strategy of Oncor is discussed below as the investment in Oncor represents a substantial portion of the net assets and earnings of EFIH. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell electricity to residential, business and other consumers in Texas. Revenues from services provided to TCEH represented 29% and 33% of Oncor's total reported consolidated revenues for the years ended December 31, 2012 and 2011, respectively. EFIH has no reportable business segments. Oncor Holdings and its subsidiaries are not consolidated in EFIH's financial statements in accordance with consolidation accounting standards related to variable interest entities (VIEs) (see Note 2).

In October 2009, EFH Corp. and its subsidiaries (excluding Oncor Holdings and its subsidiaries) implemented a liability management program designed to reduce debt, capture debt discount and extend debt maturities through debt exchanges, repurchases and extensions. As a result of this program, a substantial majority of EFH Corp. (parent entity) debt has been exchanged for debt issued by EFIH. See Notes 3 and 5 to Financial Statements for discussion of our debt, EFH Corp. debt that we guarantee and EFH Corp. and TCEH debt securities that we hold.

Oncor's Business

Oncor's transmission and distribution assets are located principally in the north-central, eastern and western parts of Texas. This territory comprises 91 counties and over 400 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler and Killeen. Oncor is not a seller of electricity, nor does it purchase electricity for resale. It provides transmission services to other electricity distribution companies, cooperatives, municipalities and REPs. It provides distribution services to REPs, which sell electricity to residential, business and other consumers. Oncor's transmission and distribution rates are regulated by the PUCT, and in certain instances, the FERC.

Oncor operates the largest transmission and distribution system in Texas, delivering electricity to more than 3.2 million homes and businesses and operating more than 119,000 miles of transmission and distribution lines. Most of Oncor's power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law. At December 31, 2012, Oncor had approximately 3,500 full-time employees, including approximately 790 employees under collective bargaining agreements.

EFH Corp. and Oncor have implemented certain structural and operational "ring-fencing" measures based on commitments made by Texas Holdings and Oncor to the PUCT and to the FERC to enhance the credit quality of Oncor Holdings and Oncor. These measures serve to mitigate Oncor's and Oncor Holdings' credit exposure to the Texas Holdings Group with the intent to minimize the risk that a court would order any of the assets and liabilities of the Oncor Ring-Fenced Entities to be substantively consolidated with the assets and liabilities of any member of the Texas Holdings Group in the event any such member were to become a debtor in a bankruptcy case. Accordingly, EFH Corp. and EFIH do not control and do not consolidate Oncor Holdings and Oncor for financial reporting purposes. See Notes 1 and 2 to Financial Statements for a description of the material features of these "ring-fencing" measures.

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

In 2012, ERCOT's hourly demand peaked at 66,548 MW, which was less than the record peak demand of 68,379 MW in 2011. The ERCOT market has limited interconnections to other markets in the US and Mexico, which currently limits potential imports into and exports out of the ERCOT market to 1,106 MW of generation capacity (or approximately 2% of peak demand). In addition, wholesale transactions within the ERCOT market are generally not subject to regulation by the FERC.

The ERCOT market operates under reliability standards set by NERC. The PUCT has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of power supply across Texas' main interconnected transmission grid. Oncor, along with other owners of transmission and distribution facilities in Texas, assists the ERCOT ISO in its operations. Oncor has planning, design, construction, operation and maintenance responsibility for the portion of the transmission grid and for the load-serving substations it owns, primarily within its certificated distribution service area. Oncor participates with the ERCOT ISO and other ERCOT utilities in obtaining regulatory approvals and planning, designing and constructing new transmission lines in order to remove existing constraints and interconnect generation on the ERCOT transmission grid. The new transmission lines are necessary to meet reliability needs, support renewable energy production and increase bulk power transfer capability.

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

Oncor's Operations

Performance — Oncor achieved or exceeded market performance protocols in 12 out of 14 PUCT market metrics in 2012. These metrics measure the success of transmission and distribution companies in facilitating customer transactions in the competitive Texas electricity market.

Investing in Infrastructure and Technology — In 2012, Oncor invested $1.4 billion in its network to construct, rebuild and upgrade transmission lines and associated facilities, to extend the distribution infrastructure, and to pursue certain initiatives in infrastructure maintenance and information technology. Reflecting its commitment to infrastructure, Oncor and several other ERCOT utilities filed with the PUCT a plan to participate in the construction of transmission improvements designed to interconnect existing and future renewable energy facilities to transmit electricity from Competitive Renewable Energy Zones (CREZs) identified by the PUCT. In 2009, the PUCT awarded CREZ construction projects to Oncor, and Oncor currently estimates the project costs to total approximately $2.0 billion and be largely completed by the end of 2013. Additional voltage support projects are expected to be completed by early 2014, with the exception of one series capacitor project that is scheduled to be completed in December 2015. The projects involve the construction of transmission lines to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state. Through 2012, Oncor's cumulative CREZ-related capital expenditures totaled $1.460 billion, including $561 million invested in 2012. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Activities and Events and Items Influencing Future Performance – Oncor Matters with the PUCT."

Oncor's technology upgrade initiatives include development of a modernized grid through the replacement of existing meters with advanced digital metering equipment and development of advanced digital communication, data management, real-time monitoring and outage detection capabilities. This modernized grid is producing electricity service reliability improvements and providing for additional products and services from REPs that enable businesses and consumers to better manage their electricity usage and costs. The advanced meters can be read remotely, rather than by a meter reader physically visiting the location of each meter. Advanced meters facilitate automated demand side management, which allows consumers to monitor the amount of electricity they are consuming and adjust their electricity consumption habits. Oncor reports 15-minute interval, billing-quality electricity consumption data from the meters to ERCOT for market settlement purposes. The data makes it possible for REPs to support new programs and pricing options.

At December 31, 2012, Oncor had installed 3,263,000 advanced digital meters, including 961,000 in 2012, completing its planned deployment of advanced meters to all residential and most nonresidential retail electricity consumers in its service area. Cumulative capital expenditures for the deployment of the advanced meter system totaled $660 million through December 31, 2012, including $142 million invested in 2012.

In a stipulation that was approved by the PUCT in 2007, Oncor committed to a variety of actions, including minimum capital spending of $3.6 billion and spending an additional $100 million (in excess of regulatory requirements discussed below) in energy efficiency initiatives over the five-year period ending December 31, 2012 (not including CREZ). Oncor satisfied these commitments in 2012.

In addition to the potential energy efficiencies from advanced metering and the $100 million in energy efficiency spending discussed above, Oncor spent approximately $240 million over the five-year period ending December 31, 2012 in programs designed to improve customer electricity demand efficiencies, including approximately $50 million in 2012.

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

Transmission revenues are provided under tariffs approved by either the PUCT or, to a small degree related to an interconnection to other markets, the FERC. Network transmission revenues compensate Oncor for delivery of electricity over transmission facilities operating at 60 kilovolt (kV) and above. Other services offered by Oncor through its transmission business include, but are not limited to: system impact studies, facilities studies, transformation service and maintenance of transformer equipment, substations and transmission lines owned by other parties.

PURA allows Oncor to update its transmission rates periodically to reflect changes in invested capital. This "capital tracker" provision encourages investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments.

At December 31, 2012, Oncor's transmission facilities included 5,760 circuit miles of 345kV transmission lines and 9,713 circuit miles of 138kV and 69kV transmission lines. Sixty-four generation facilities totaling 33,880 MW were directly connected to Oncor's transmission system at December 31, 2012, and 288 transmission stations and 708 distribution substations were served from Oncor's transmission system.

At December 31, 2012, Oncor's transmission facilities have the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345kV	138kV	69kV
Centerpoint Energy Inc.	8	—	—
American Electric Power Company, Inc (a)	6	7	11
Lower Colorado River Authority	10	22	3
Texas Municipal Power Agency	7	6	—
Texas New Mexico Power	4	9	12
Brazos Electric Power Cooperative, Inc.	8	109	22
Lone Star Transmission	12	—	—
Electric Transmission Texas, LLC	2	1	—
Rayburn Country Electric Cooperative, Inc.	—	38	6
Tex-La Electric Cooperative of Texas, Inc.	—	12	1
Other small systems operating wholly within Texas	—	7	2
___________

(a)	One of the 345-kV lines is an asynchronous high-voltage direct current connection with the Southwest Power Pool.

Electricity Distribution — Oncor's electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including electricity delivery, power quality and system reliability. These responsibilities consist of the ownership, management, construction, maintenance and operation of the distribution system within Oncor's certificated service area. Oncor's distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through 3,169 distribution feeders.

The Oncor distribution system includes over 3.2 million points of delivery at December 31, 2012. Over the past five years, the number of distribution system points of delivery served by Oncor, excluding lighting sites, grew an average of just over 1% per year. Oncor added approximately 40,000 points of delivery in 2012.

The Oncor distribution system consists of 56,615 miles of overhead primary conductors, 21,497 miles of overhead secondary and street light conductors, 15,898 miles of underground primary conductors and 9,840 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25 kV and 12.5 kV.

Oncor's distribution rates for residential and small business users are based on actual monthly consumption (kWh), and rates for large commercial and industrial users are based primarily on the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior eleven months.

Customers — Oncor's transmission customers consist of municipalities, electric cooperatives and other distribution companies. Oncor's distribution customers consist of more than 80 REPs, including TXU Energy and certain electric cooperatives in Oncor's certificated service area. Revenues from services provided to TCEH represented 29% of Oncor's total reported consolidated revenues for 2012. Revenues from REP subsidiaries of one nonaffiliated entity collectively represented 15% of Oncor's total reported consolidated revenues for 2012. No other customer represented more than 10% of Oncor's total operating revenues. The consumers of the electricity delivered by Oncor are free to choose their electricity supplier from REPs who compete for their business.

Regulation and Rates — As its operations are wholly within Texas, Oncor is not a public utility as defined in the Federal Power Act and, as a result, it is not subject to general regulation under this Act. However, Oncor is subject to reliability standards adopted and enforced by the TRE and the NERC, including NERC CIP standards, under the Federal Power Act.

In January 2011, Oncor filed for a rate review with the PUCT and 203 cities based on a test year ended June 30, 2010 (PUCT Docket No. 38929). In August 2011, the PUCT issued a final order providing for a distribution rate increase as discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Significant Activities and Events and Items Influencing Future Performance – Oncor Matters with the PUCT."

As directed by Senate Bill 1693, which was passed by the Texas Legislature in 2011, the PUCT approved a periodic rate adjustment rule in September 2011, which allows utilities to file, under certain circumstances, up to four rate adjustments between rate reviews to recover distribution-related investments on an interim basis.

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

Securitization Bonds — Oncor's operations include its wholly-owned, bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC. This financing subsidiary was organized for the limited purpose of issuing certain securitization (transition) bonds in 2003 and 2004. Oncor Electric Delivery Transition Bond Company LLC issued $1.3 billion principal amount of transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002. At December 31, 2012, $436 million principal amount of transition bonds maturing between 2013 and 2016 was outstanding. See Note 8 to Financial Statements for discussion of agreements between TCEH and Oncor regarding payment of interest and incremental taxes related to these bonds that were settled in 2012.

Environmental Regulations and Related Considerations — The TCEQ and the EPA have jurisdiction over water discharges (including storm water) from facilities in Texas. Oncor believes its facilities are presently in material compliance with applicable state and federal requirements relating to discharge of pollutants into the water. Oncor believes it holds all required waste water discharge permits from the TCEQ for facilities in operation and has applied for or obtained necessary permits for facilities under construction. Oncor also believes it can satisfy the requirements necessary to obtain any required permits or renewals. There are also federal rules pertaining to Spill Prevention, Control and Countermeasure (SPCC) plans for oil-filled electrical equipment and bulk storage facilities for oil that affect certain of its facilities. Oncor has implemented SPCC plans as required for those substations, work centers and distribution systems, and believes it is currently in compliance with these rules.

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

Oncor's capital expenditures for environmental matters totaled approximately $54 million in 2012 and are expected to total approximately $43 million in 2013.

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

Risks Related to Substantial Indebtedness and Debt Agreements

Our substantial leverage could adversely affect our ability to fund our operations, limit our ability to react to changes in the economy or our industry, limit our ability to raise additional capital and adversely impact our ability to meet obligations under our various debt agreements.

We are highly leveraged. After giving effect to the debt exchanges and related transactions in early 2013, including $680 million in cash distributions to EFH Corp. and distributions of all of the EFH Corp. Senior Notes due 2017 we held as investments, as discussed in Notes 3 and 5 to Financial Statements, our outstanding debt totaled $7.5 billion principal amount, and our liabilities exceed our assets as reported under US GAAP. Our substantial indebtedness has or could have, significant consequences, including:

•	making it more difficult for us to make payments on our debt;

•
requiring a substantial portion of our cash flow to be dedicated to the payment of principal and interest on debt, thereby limiting our liquidity and reducing our ability to use our cash flow to fund future business opportunities and execute our strategy;

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	limiting our ability to make strategic acquisitions or causing us to make non-strategic divestitures;

•
limiting our ability to obtain additional financing for working capital, debt service requirements, acquisitions and general corporate or other purposes, or to refinance existing debt, and increasing the costs of any such financing or refinancing, and

•
limiting our ability to adjust to changing market conditions and placing us at a disadvantage compared to competitors who are less leveraged and who, therefore, may be able to operate at a lower overall cost (including debt service) and take advantage of opportunities that we cannot.

Despite our current high debt level, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial debt.

We may be able to incur additional debt in the future. Although our debt agreements contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions. Under certain circumstances, the amount of debt, including secured debt that could be incurred in the future in compliance with these restrictions, could be significant. The indentures for the EFIH Notes permit us to incur $250 million of additional debt secured by 100% of our membership interests and other investments we own in Oncor Holdings (such membership interests and other investments, the Collateral), including $15 million on a first-priority basis and the remainder on a second-priority basis. We can also issue debt secured by assets of ours or EFH Corp. other than the Collateral and up to $375 million of additional unsecured debt. The indentures governing the EFIH Notes also permit us and EFH Corp. to incur additional debt in various other circumstances. If new debt is added to our existing debt levels, the related risks that we and holders of our existing debt now face could intensify.

EFH Corp. and its subsidiaries (other than Oncor Holdings and its subsidiaries) may pursue various transactions and initiatives to address their highly leveraged balance sheets and significant cash interest requirements.

Future transactions and initiatives that EFH Corp. and its subsidiaries (other than Oncor Holdings and its subsidiaries) may pursue may have significant effects on our business, capital structure, ownership, liquidity, credit ratings and/or results of operations. For example, in addition to the exchanges and repurchases of debt reflected in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Significant Activities and Events and Items Influencing Future Performance – Long-Term Debt Activity," EFH Corp. and its subsidiaries (other than Oncor Holdings and its subsidiaries) continue to consider and evaluate possible transactions and initiatives to address their highly leveraged balance sheets and significant cash interest requirements and may from time to time enter into discussions with their lenders and bondholders with respect to such transactions and initiatives. These transactions and initiatives may include, among others, debt for debt exchanges, recapitalizations, amendments to and extensions of debt obligations and debt for equity exchanges or conversions. There can be no guarantee that any of such transactions or initiatives would be successful or produce the desired outcome, which could ultimately affect us and/or our debt holders in a material manner, including debt holders not receiving the full principal amount of EFIH debt.

We have significant exposure to EFH Corp. credit risk and to the business and financial condition of TCEH.

We hold debt securities of EFH Corp. and TCEH with an aggregate principal amount of $1.4 billion. We depend on receiving cash interest payments on these debt securities to fund, at least in part, payments on our debt obligations. The indentures governing our debt do not limit our ability to dividend these EFH Corp. debt securities to EFH Corp. so long as we received such securities in exchange for the issuance of EFIH debt, and in early 2013 and December 2012, we returned to EFH Corp. as dividends $6.5 billion principal amount of these securities, including amounts acquired in debt exchanges in January 2013 and December 2012. If EFH Corp. and TCEH are unable to service their debt securities for any reason, or if we dividend the remaining debt securities to EFH Corp. and/or EFH Corp. does not make capital contributions or loans to us, we may be unable to make payments on our debt obligations. We may acquire additional debt securities of EFH Corp. or TCEH in the future in connection with exchange offers, debt repurchases or other transactions, in which case our exposure to EFH Corp. and TCEH credit risk and to the business and financial condition of TCEH would be increased.

We are highly dependent upon cash flows from EFH Corp. via cash interest payments on EFH Corp. debt securities we hold and/or contributions or loans in order to meet our debt obligations, including interest payments on our debt. EFH Corp. is a holding company with no business operations and no significant assets other than its equity investments in EFIH and EFCH, which owns TCEH. The liabilities of TCEH exceeded its assets as shown on its balance sheet prepared in accordance with US GAAP at December 31, 2012. Further, third-party analyses of TCEH's business performed in connection with asset value impairment testing for GAAP purposes have indicated that the principal amount of TCEH's outstanding debt exceeds its enterprise value. If TCEH was deemed not to have net assets, it would not be permitted to pay dividends under applicable state law and/or could be significantly less likely to obtain or access the capital markets and/or liquidity facilities in order to meet its obligations .

Further, our ability to receive cash interest payments on the TCEH debt securities we hold is subject to risks related to TCEH's business, operations and financial condition, including, among others, general economic conditions, ERCOT market structure, oversight and competition and wholesale electricity prices in ERCOT (which are generally a function of forward natural gas prices and ERCOT market heat rates). A substantial amount of EFH Corp.'s consolidated debt is comprised of debt incurred under the TCEH senior secured credit facilities. At December 31, 2012, a substantial amount of EFH Corp.'s and TCEH's long-term debt matures in the next few years, including approximately $90 million, $4.0 billion and $3.3 billion principal amount of debt maturing in 2013, 2014 and 2015, respectively. A substantial amount of TCEH's debt is comprised of debt incurred under the TCEH senior secured credit facilities. In April 2011 and January 2013, TCEH secured extensions of a significant portion of the commitments and loans under the TCEH senior secured credit facilities. However, even after taking these extensions into account, TCEH still has $3.8 billion principal amount of term loans that were not extended and will mature in October 2014. In addition, notwithstanding the extensions, the commitments and loans could mature earlier as described in the next paragraph. Moreover, while TCEH was able to extend a significant portion of the commitments and loans under the TCEH senior secured credit facilities, the extensions were only for three years and the cost of these extensions was significant. As a result, TCEH has a substantial principal amount of debt that matures in 2016 (approximately $1.9 billion) and 2017 (approximately $16.7 billion, including $947 million under the TCEH letter of credit facility that is held in restricted cash).

The extended commitments and loans under the TCEH senior secured credit facilities include a "springing maturity" provision pursuant to which in the event that (a) more than $500 million aggregate principal amount of the TCEH 10.25% senior notes due 2015 (TCEH 10.25% Notes) or more than $150 million aggregate principal amount of the TCEH 10.50%/11.25% senior toggle notes due 2016 (TCEH Toggle Notes) (in each case, other than notes held by EFH Corp. or its controlled affiliates at March 31, 2011 to the extent held at the determination date), as applicable, remain outstanding as of 91 days prior to the maturity date of the applicable notes and (b) TCEH's consolidated total debt to consolidated EBITDA ratio (as defined in the TCEH senior secured credit facilities) is greater than 6.00 to 1.00 at such applicable determination date, then the maturity date of the extended commitments and loans will automatically change to 90 days prior to the maturity date of the applicable notes. As a result of this "springing maturity" provision, TCEH may lose the benefit of the extension of the commitments and loans under the TCEH senior secured credit facilities if it is unable to refinance the requisite portion of the TCEH 10.25% Notes and TCEH Toggle Notes (collectively, the TCEH Senior Notes) by the applicable deadline. The TCEH 10.25% Notes mature on November 1, 2015, and the TCEH Toggle Notes mature on November 1, 2016. If holders of the TCEH Senior Notes are unwilling to extend the maturities of their notes, then, to avoid the "springing maturity" of the extended commitments and loans, TCEH may be required to repay a substantial portion of the TCEH Senior Notes at prices above market or at par. There is no assurance that TCEH will be able to make such payments, whether through cash on hand or additional financings. At December 31, 2012, $3.125 billion and $1.749 billion aggregate principal amount of the TCEH 10.25% Notes and the TCEH Toggle Notes, respectively, were outstanding, excluding amounts held by EFH Corp. and EFIH.

Wholesale electricity prices in the ERCOT market have generally moved with the price of natural gas. Accordingly, the contribution to earnings and the value of TCEH's nuclear and lignite/coal-fueled generation assets are dependent in significant part upon the price of natural gas. Forward natural gas prices have generally trended downward since mid-2008 (from $11.12 per million British thermal units (MMBtu) in mid-2008 to $4.03 per MMBtu at December 31, 2012 for calendar year 2014). In recent years natural gas supply has outpaced demand as a result of increased drilling of shale gas deposits combined with lingering demand weakness associated with the economic downturn. Many industry experts expect this supply/demand imbalance to continue for a number of years, thereby depressing natural gas prices for a long-term period. These market conditions are challenging to the liquidity and long-term profitability of EFH Corp. and its competitive businesses. Specifically, low natural gas prices and their effect in ERCOT on wholesale electricity prices could have a material impact on TCEH's overall profitability for periods in which TCEH does not have significant hedge positions. At December 31, 2012, TCEH has hedged approximately 96% and 41% of its wholesale natural gas price exposure related to expected generation output for 2013 and 2014, respectively, based on the EPA's currently governing Clean Air Interstate Rule (CAIR), and TCEH does not have any significant amounts of hedges in place for periods after 2014. Consequently, a continuation, or further decline, of current forward natural gas prices could result in further declines in the values of TCEH's nuclear and lignite/coal-fueled generation assets and limit or hinder TCEH's ability to hedge its wholesale electricity revenues at sufficient price levels to support its significant interest payments and debt maturities, which could adversely impact TCEH's ability to obtain additional liquidity and refinance and/or extend the maturities of its outstanding debt.

In July 2011, the EPA issued the Cross-State Air Pollution Rule (CSAPR), a replacement for CAIR. In February 2012, the EPA released a final rule (Final Revisions) and a proposed rule revising certain aspects of the CSAPR, including emissions budgets for the State of Texas. In June 2012, the EPA finalized the proposed rule (Second Revised Rule). The emissions budgets established by the Final Revision along with the Second Revised Rule would require significant additional reductions of sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions from TCEH's fossil-fueled generation units. TCEH could comply with these emissions limits either through physical reductions or through the purchase of emissions credits from third parties, but the volume of SO2 credits that may be purchased from sources outside of Texas is subject to limitations starting in 2014. Because the CSAPR was vacated and remanded to the EPA in August 2012 by a three judge panel of the US Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court), the CSAPR, the Final Revisions and the Second Revised rule do not impose any immediate legal or compliance requirements on TCEH, the State of Texas, or other affected parties. In October 2012, the EPA and certain other parties that supported the CSAPR filed petitions seeking review by the full court of the D.C. Circuit Court's ruling. In January 2013, the D.C. Circuit Court denied the request for rehearing. The EPA and the other parties to these proceedings have approximately 90 days to appeal the D.C. Circuit Court's decision to the US Supreme Court. TCEH cannot predict whether, when, or in what form the CSAPR, the Final Revisions, the Second Revised Rule or any replacements will take effect.

Material capital expenditures would be required to comply with the CSAPR, as revised in June 2012, as well as with other pending and expected environmental regulations, including the Mercury and Air Toxics Standard (MATS), for which TCEH and certain states and industry participants have filed petitions for review in the D.C. Circuit Court. We cannot predict the outcome of these petitions.

Our debt agreements, certain of the debt agreements of EFH Corp. and the Oncor "ring-fencing" measures contain restrictions that limit flexibility in operating our businesses.

Our debt agreements, certain of the debt agreements of EFH Corp. and the Oncor "ring-fencing" measures contain various covenants and other restrictions that, among other things, limit flexibility in operating our business. A breach of any of these covenants or restrictions could result in a significant portion of our debt becoming immediately due and payable. Our ability to comply with certain of our covenants and restrictions can be affected by events beyond our control. These covenants and other restrictions limit our ability to, among other things:

•	incur additional debt or issue preferred shares;

•	pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments;

•	make investments;

•	sell or transfer assets;

•	create liens on assets to secure debt;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into transactions with affiliates, and

•	designate subsidiaries as unrestricted subsidiaries.

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

In addition, as described in Note 1 to Financial Statements, EFH Corp. and Oncor have implemented a number of "ring-fencing" measures to enhance the credit quality of Oncor Holdings and its subsidiaries, including Oncor. Those measures, many of which were agreed to and required by the PUCT's Order on Rehearing in Docket No. 34077, include, among other things:

•	Oncor Holdings' and Oncor's board of directors being comprised of a majority of directors that are independent from the Texas Holdings Group, EFH Corp. and its other subsidiaries, including EFIH;

•	Oncor being treated as an unrestricted subsidiary with respect to EFIH's and EFH Corp.'s debt;

•	Oncor not being restricted from incurring its own debt;

•	Oncor not guaranteeing or pledging any of its assets to secure the debt of any member of the Texas Holdings Group, including EFIH, and

•
restrictions on distributions by Oncor, and the right of the independent members of Oncor's board of directors and the largest non-majority member of Oncor to block the payment of distributions to Oncor Holdings (i.e., such distributions not being available to us or EFH Corp. under certain circumstances).

We may not be able to generate or receive sufficient cash to service our debt and may be forced to take other actions to satisfy the obligations under our debt agreements, which may not be successful.

EFIH is a holding company with no operations or operating assets. Our ability to make scheduled payments on or to refinance our debt obligations depends on i) receiving dividends from Oncor Holdings, ii) receiving interest payments from EFH Corp. and TCEH on EFH Corp. and TCEH debt we hold and, if needed, iii) receiving capital contributions or loans from EFH Corp. In each case, our receipt of funds is subject to factors beyond our control, including prevailing economic and competitive conditions and to certain financial, operational and other factors affecting the business of Oncor, EFH Corp. or TCEH (as applicable). We may not be able to maintain a level of cash flows sufficient to pay the principal, premium, if any, and interest on our debt.

If cash flows and capital resources are insufficient to fund our debt obligations, we could face substantial liquidity problems and might be forced to reduce or delay investments, dispose of assets, seek additional capital or restructure or refinance debt. These alternative measures may not be successful, may not be completed on economically attractive terms or may not be adequate for us to meet our debt obligations when due. Additionally, our and our affiliates' debt agreements limit the use of the proceeds from many dispositions of our and our subsidiaries' assets or operations. As a result, we may not be permitted to use the proceeds from these dispositions to satisfy our debt obligations.
If we, EFH Corp. or TCEH default on obligations to pay debt, we may not be able to make payments on our debt.

Any default under our, our subsidiaries', EFH Corp.'s or TCEH's debt agreements that is not waived by the required lenders or noteholders, and the remedies sought by the holders of such debt, could prevent us from paying principal, premium, if any, and interest on our debt. If we, our subsidiaries or our affiliated entities (including EFH Corp. and TCEH) are unable to generate sufficient cash flows, including amounts that may be distributed to us from our unrestricted subsidiaries, and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our or their debt, or if we or our subsidiaries or affiliated entities (including EFH Corp. and TCEH) otherwise fail to comply with the various covenants, including the requirement in the TCEH Senior Secured Credit Facilities to timely deliver to the lenders audited annual financial statements that are not qualified as to the status of TCEH and its consolidated subsidiaries as a going concern, or any financial and operating covenants, in the instruments governing our or their debt, or if we or they otherwise take any action or any event, occurrence, fact, condition, effect, change or development occurs that constitutes an event of default under such debt agreements, we or they could be in default under the terms of the agreements governing such debt. In the event of such default, the holders of such debt could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, and/or the lenders could elect to terminate their commitments thereunder, cease making further loans and, in the case of the holders of secured debt, institute foreclosure proceedings against the collateral securing such debt. In the case of a default under debt of EFH Corp. that is guaranteed by us, holders of such debt could also seek to enforce the guarantees against us. As a result of any of the foregoing, we could go into bankruptcy, liquidation or insolvency. A portion of our cash flows comes from EFH Corp.'s and TCEH's payment of interest on certain of their debt securities held by EFIH, and a default under their debt agreements could result in EFIH no longer receiving interest payments on such debt. If we do not receive these interest payments, we may not be able to make payments on our debt.

EFH Corp. and TCEH are not obligated to provide funds to us to pay principal, premium and interest on the EFIH Notes or other obligations.

None of EFH Corp., EFCH or TCEH and its subsidiaries are obligated to make any loans or payments to us other than interest and principal payments on EFH Corp. and TCEH debt we hold. However, EFH Corp. may choose to, but is not obligated to, loan or contribute cash to us to make such payments. EFH Corp. is a holding company and substantially all of its consolidated assets are held by its subsidiaries. Therefore, to the extent EFH Corp. chooses to loan or contribute cash to make payments on our debt or other obligations, EFH Corp. may depend on cash generated by or loans from EFCH, TCEH and TCEH's subsidiaries to make such loans or contributions. Pursuant to the indentures governing certain TCEH notes due in 2015, 2016, 2020 and 2021 and TCEH's senior secured credit facilities, as long as TCEH is a subsidiary of EFH Corp., TCEH may provide loans under the TCEH Demand Notes to EFH Corp. on arm's length terms to allow EFH Corp. to pay principal, premium and interest on certain debt of EFH Corp. However, such indentures limit TCEH's ability to provide such loans for payment of principal, premium and interest on debt of EFH Corp.'s subsidiaries, including the EFIH Notes. Further, under the terms of TCEH's debt agreements and state law, TCEH is restricted from paying distributions, except in limited circumstances. As a result, if EFH Corp. does not make capital contributions or loans to EFIH or if TCEH does not or is not permitted to make loans to EFH Corp. for EFH Corp. to service its debt, then we may not be able to make payments on the EFIH Notes or our other obligations. In January 2013, EFH Corp. repaid all amounts due under the TCEH Demand Notes.

EFIH has a very limited ability to control activities at Oncor due to structural and operational "ring-fencing" measures.

EFIH depends upon Oncor for a significant amount of its cash flows and relies on such cash flows in order to satisfy its obligations. However, EFIH has a very limited ability to control the activities of Oncor. As part of the "ring-fencing" measures implemented by EFH Corp. and Oncor, including certain measures required by the PUCT's Order on Rehearing in Docket No. 34077, a majority of the members of Oncor's board of directors are required to meet the New York Stock Exchange requirements for independence in all material respects, and the unanimous, or majority, consent of such directors is required for Oncor to take certain actions. In addition, any new independent directors are required to be appointed by the nominating committee of Oncor Holdings' board of directors, a majority of whose members are independent directors. No member of EFIH's or EFH Corp.'s management is a member of Oncor's board of directors. Under Oncor Holdings' and Oncor's organizational documents, EFH Corp. has limited indirect consent rights with respect to the activities of Oncor, including (i) new issuances of equity securities by Oncor, (ii) material transactions with third parties involving Oncor outside of the ordinary course of business, (iii) actions that cause Oncor's assets to be subject to an increased level of jurisdiction of the FERC, (iv) any changes to the state of formation of Oncor, (v) material changes to accounting methods not required by US GAAP and (vi) actions that fail to enforce certain tax sharing obligations between Oncor and EFH Corp. In addition, Oncor's organizational agreements contain restrictions on Oncor's ability to make distributions to its members, including indirectly to EFIH.

Risks Related to Our Structure

EFIH is a holding company and its obligations are structurally subordinated to existing and future liabilities and preferred stock of its subsidiaries.

EFIH's cash flows and ability to meet its obligations are largely dependent upon the earnings of its subsidiaries, in particular, Oncor, and the payment of such earnings to EFIH in the form of dividends or distributions (as well as cash interest payments on debt securities of EFH Corp. and TCEH held by EFIH as discussed above). These subsidiaries are separate and distinct legal entities and have no obligation (other than any existing contractual obligations) to provide EFIH with funds for its payment obligations. Any decision by a subsidiary to provide EFIH with funds for its payment obligations, whether by dividends or distributions, will depend on, among other things, the subsidiary's results of operations, financial condition, cash requirements, contractual restrictions and other factors. In addition, a subsidiary's ability to pay dividends may be limited by covenants in its existing and future debt agreements or applicable law. Further, the distributions that may be paid by Oncor are limited as discussed below.

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

EFH Corp. and Oncor have implemented certain structural and operational "ring-fencing" measures, including certain measures required by the PUCT's Order on Rehearing in Docket No. 34077, that were based on principles articulated by rating agencies and commitments made by Texas Holdings and Oncor to the PUCT and the FERC to further enhance Oncor's credit quality. These measures were put in place to mitigate Oncor's credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities.

As part of the ring-fencing measures, a majority of the members of the board of directors of Oncor are required to be, and are, independent from EFH Corp. and EFIH. Any new independent directors of Oncor are required to be appointed by the nominating committee of Oncor Holdings, which is required to be, and is, comprised of a majority of directors that are independent from EFH Corp. and EFIH. The organizational documents of Oncor give these independent directors, acting by majority vote, and, during certain periods, any director designated by Texas Transmission, the express right to prevent distributions from Oncor if they determine that it is in the best interests of Oncor to retain such amounts to meet expected future requirements. Accordingly, there can be no assurance that Oncor will make any distributions to EFIH.

In addition, Oncor's organizational documents prohibit Oncor from making any distribution to its owners, including EFIH, so long as and to the extent that such distribution would cause Oncor's regulatory capital structure to exceed the debt-to-equity ratio established from time to time by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.

In 2009, the PUCT awarded Oncor the right to construct transmission lines and facilities associated with its CREZ Transmission Plan, the cost of which is estimated by Oncor to be approximately $2.0 billion (see discussion in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Significant Activities and Events and Items Influencing Future Performance – Oncor Matters with the PUCT"). With the award, Oncor has incurred additional debt. In addition, Oncor may incur additional debt in connection with other investments in infrastructure or technology. Accordingly, while Oncor is required to maintain a specified debt-to-equity ratio, there can be no assurance that Oncor's equity balance will be sufficient to maintain the required debt-to-equity ratio established from time to time by the PUCT for ratemaking purposes, thereby restricting Oncor from making any distributions to EFIH. In addition, any increase in Oncor's interest expense, including as a result of any adverse action with respect to Oncor's credit ratings as discussed below, may reduce the amounts available to be distributed to EFIH.

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

Oncor's business is subject to changes in state and federal laws (including PURA, the Federal Power Act, the Public Utility Regulatory Policies Act of 1978 and the Energy Policy Act of 2005), changing governmental policy and regulatory actions (including those of the PUCT, the NERC, the TRE, the TCEQ, the FERC and the EPA) and the rules, guidelines and protocols of ERCOT with respect to matters including, but not limited to, market structure and design, construction and operation of transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of costs and investments, return on invested capital and environmental matters. Changes in, revisions to, or reinterpretations of existing laws and regulations may have a material effect on Oncor's business and it could be exposed to increased costs to comply with the more stringent requirements or new interpretations and to potential liability for customer refunds, penalties or other amounts. If it is determined that Oncor did not comply with applicable statutes, regulations, rules, tariffs or orders and it is ordered to pay a material amount in customer refunds, penalties or other amounts, its financial condition, results of operations, and cash flows would be materially affected.

For example, under the Energy Policy Act of 2005, the FERC can impose penalties (up to $1 million per day per violation) for failure to comply with mandatory electric reliability standards, including standards to protect the power system against potential disruptions from cyber and physical security breaches. In addition, the PUCT may impose penalties on Oncor if it finds that it violated any law, regulation, PUCT order or other rule or requirement. The PUCT has the authority to impose penalties of up to $25,000 per day, per violation

The Texas Legislature meets every two years (the current regular legislative session runs from January 2013 to May 2013); however, at any time the governor of Texas may convene a special session of the Legislature. During any regular or special session bills may be introduced that, if adopted, could materially affect Oncor's business and its business prospects.

The rates of Oncor's electricity delivery business are subject to regulatory review, and may be reduced below current levels, which could adversely impact Oncor's financial condition and results of operations.

The rates charged by Oncor are regulated by the PUCT and certain cities and are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Oncor's rates are regulated based on an analysis of Oncor's costs and capital structure, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the PUCT will judge all of Oncor's costs to have been prudently incurred, that the PUCT will not reduce the amount of invested capital included in the capital structure that Oncor's rates are based upon, or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of Oncor's costs, including regulatory assets reported in Oncor's balance sheet, and the return on invested capital allowed by the PUCT. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Significant Activities and Events and Items Influencing Future Performance — Oncor Matters with the PUCT" for discussion of recent and pending rate-related filings with the PUCT.

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

There can be no guarantee that the execution of Oncor's capital deployment program for its electricity delivery facilities will be successful, and there can be no assurance that the capital investments Oncor intends to make in connection with its electricity delivery business will produce the desired reductions in cost and improvements to service and reliability. Furthermore, there can be no guarantee that Oncor's capital investments, including its investments associated with projects to construct CREZ-related transmission lines and facilities and additional voltage support projects will ultimately be recoverable through rates or, if recovered, that they will be recovered on a timely basis. For more information regarding the limitation on recovering the value of investments using rates and the CREZ project, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Significant Activities and Events and Items Influencing Future Performance — Oncor Matters with the PUCT" and "— Key Risks and Challenges." There can also be no assurance that the PUCT's award of CREZ construction projects will not be modified or otherwise vacated through judicial or administrative actions, or that CREZ-related costs will not be materially increased as a result of administrative actions of the finalization of voltage support facilities and final detailed designs of subsequent project routes.

Market volatility may impact Oncor's business and financial condition in ways that Oncor currently cannot predict.

Because its operations are capital intensive, Oncor expects to rely over the long-term upon access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash-on-hand, operating cash flows or its revolving credit facility. With the construction of Oncor's CREZ-related transmission lines and facilities and its other planned projects, it is likely Oncor will incur additional debt. In addition, Oncor may incur additional debt in connection with other investments in infrastructure or technology, such as smart grid systems. Oncor's ability to access the capital or credit markets may be severely restricted at a time when Oncor would like, or need, to access those markets, which could have an impact on Oncor's flexibility to react to changing economic and business conditions. In addition, the cost of debt financing may be materially and adversely impacted by these market conditions. Even if Oncor is able to obtain debt financing, it may be unable to recover in rates some or all of the costs of such debt financing if they exceed its PUCT approved cost of debt determined in Oncor's most recent rate review or subsequent rate reviews. Accordingly, there can be no assurance that the capital and credit markets will continue to be a reliable or acceptable source of short-term or long-term financing for Oncor. Additionally, disruptions in the capital and credit markets could have a broader impact on the economy in general in ways that could lead to reduced electricity usage, which could have a negative impact on Oncor's revenues, or have an impact on Oncor's customers, counterparties and/or lenders, causing them to fail to meet their obligations to Oncor.

Adverse actions with respect to Oncor's credit ratings could negatively affect Oncor's ability to access capital.

Oncor's access to capital markets and its cost of debt are directly affected by its credit ratings. Any adverse action with respect to Oncor's credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. Oncor's credit ratings are currently substantially higher than those of EFH Corp. and EFIH. If credit rating agencies were to change their views on Oncor's independence of EFH Corp., Oncor's credit ratings would likely decline. Despite the ring-fencing measures, rating agencies have in the past, and could in the future, take an adverse action with respect to Oncor's credit ratings in response to financing and liability management activities by EFH Corp. or its subsidiaries, including the issuance of debt by EFH Corp. and/or EFIH that is secured by a lien on EFIH's equity interests in Oncor Holdings. In the event any such adverse action takes place and causes Oncor's borrowing costs to increase, Oncor may not be able to recover such increased costs if they exceed the PUCT-approved cost of debt determined in its most recent rate review or subsequent rate reviews.

Most of Oncor's suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions with Oncor. If its credit ratings decline, the costs to operate Oncor's business would likely increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with Oncor.

As a transmission operator, Oncor is subject to mandatory reliability standards and periodic audits of its compliance with those standards. Efforts to comply with those standards could subject Oncor to higher operating costs and/or increased capital expenditures, and non-compliance with applicable standards could subject Oncor to penalties that could have a material effect on its business.

The FERC has approved the delegation by NERC of compliance and enforcement authority for reliability in the ERCOT region to the TRE. To maintain compliance with the mandatory reliability standards, Oncor may be subjected to higher operating costs and/or increased capital expenditures. While Oncor expects to recover costs and expenditures from customers through regulated rates, there can be no assurance that the PUCT will approve full recovery of such costs or the timing of any such recovery. In addition, if Oncor were to be found in noncompliance with applicable reliability standards, it could be subject to sanctions, including monetary penalties. Under the Energy Policy Act of 2005, FERC can impose penalties (up to $1 million per day per violation) for failure to comply with reliability standards, which would not be recoverable from customers through regulated rates. Oncor has five registrations with NERC – as a transmission planner, a transmission owner, a transmission operator, a distribution provider and a load serving entity. As a registered entity Oncor is subject to periodic audits by the TRE of its compliance with reliability standards. These audits will occur as designated by the TRE at a minimum of every three years. The TRE has indicated that it intends to audit Oncor's compliance with mandatory planning and operations reliability standards in June 2013 and its compliance with critical infrastructure protection standards in August 2013. Oncor cannot predict the outcome of any such audits.

Oncor's revenues are concentrated in a small number of customers, and any delay or default in payment could adversely affect its cash flows, financial condition and results of operations.

Oncor's revenues from the distribution of electricity are collected from more than 80 REPs, including TXU Energy (a subsidiary of TCEH), that sell the electricity Oncor distributes to consumers. Revenues from services provided to TCEH represented 29% of Oncor's total reported consolidated revenues for the year ended December 31, 2012. Revenues from services provided to REP subsidiaries of one non-affiliated entity collectively represented 15% of Oncor's total reported consolidated revenues for the year ended December 31, 2012. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of TCEH or other REPs could impair the ability of these REPs to pay for Oncor's services or could cause them to delay such payments. Oncor depends on these REPs to timely remit these revenues. Oncor could experience delays or defaults in payment from these REPs, which could adversely affect Oncor's cash flows, financial condition and results of operations. Due to commitments made to the PUCT in connection with the Merger, Oncor may not recover bad debt expense, or certain other costs and expenses, from rate payers in the event of a default or bankruptcy by an affiliate REP.

In the future, Oncor could have liquidity needs that could be difficult to satisfy under some circumstances, especially in uncertain financial market conditions.

Oncor's operations are capital intensive. Oncor relies on access to financial markets and its revolving credit facility as a significant source of liquidity for capital requirements, including maturities of long-term debt, not satisfied by cash-on-hand or operating cash flows. The inability to raise capital on favorable terms or access liquidity facilities, particularly during times of uncertainty similar to those experienced in the financial markets in 2008 and 2009, could adversely impact Oncor's ability to sustain and grow its business and would likely increase capital costs that may not be recoverable through rates. Oncor's access to the financial markets and its revolving credit facility, and the pricing and terms Oncor receives in the financial markets, could be adversely impacted by various factors, such as:

•	changes in financial markets that reduce available credit or the ability to obtain or renew liquidity facilities on acceptable terms;

•	economic weakness in the ERCOT market;

•	changes in interest rates;

•	a deterioration of Oncor's credit or a reduction in its credit ratings;

•	a deterioration of the credit or bankruptcy of one or more lenders under Oncor's revolving credit facility that affects the ability of the lender(s) to make loans to Oncor;

•
a deterioration of the credit of EFH Corp. or EFH Corp.'s other subsidiaries or a reduction in the credit ratings of EFH Corp. or EFH Corp.'s other subsidiaries that is perceived to potentially have an adverse impact on Oncor despite the ring-fencing of the Oncor Ring-Fenced Entities from the Texas Holdings Group;

•	a material breakdown in Oncor's risk management procedures, and

•	the occurrence of changes that restrict Oncor's ability to access its revolving credit facility.

Oncor's primary source of liquidity aside from operating cash flows is its ability to borrow under its revolving credit facility. The revolving credit facility contains a debt-to-capital ratio covenant that effectively limits Oncor's ability to incur indebtedness in the future. At December 31, 2012, Oncor was in compliance with such covenant. The revolving credit facility and the senior notes and debentures issued by Oncor are secured by the Deed of Trust, which permits Oncor to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At December 31, 2012, the available bond credits were approximately $2.2 billion and the amount of future debt Oncor could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $731 million. In connection with the Merger, Oncor committed to the PUCT that it would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At December 31, 2012, Oncor's regulatory capitalization ratio was 58.8% debt and 41.2% equity. Oncor's ability to incur additional long-term debt will be limited by its regulatory capital structure.

The costs of providing pension and other postretirement employee benefits (OPEB) and related funding requirements may have a material adverse effect on Oncor's financial condition, results of operations and cash flows.

Oncor offers certain pension and health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Some of these benefits are provided through participation with EFH Corp. and certain other subsidiaries of EFH Corp. in joint plans. In 2012, Oncor also entered into an agreement with EFH Corp. to assume primary responsibility for pension benefits of certain participants for whom EFH Corp. bore primary funding responsibility (a closed group of retired and terminated vested plan participants not related to Oncor's regulated utility business). As the Oncor Retirement Plan received an amount of plan assets equal to the liabilities we assumed for those participants, execution of the agreement did not have a material impact on its reported results of operations or financial condition in 2012. However, there can be no guarantee that such assumption will not have an impact on Oncor's results of operations or financial condition in the future.

Oncor's costs or share of the costs of providing pension and OPEB benefits and related funding requirements are dependent upon numerous factors, assumptions and estimates and are subject to changes in these factors, assumptions and estimates, including the market value of the assets funding the pension and the OPEB plans. Benefits costs and related funding requirements are also subject to changing employee demographics (including but not limited to age, compensation levels and years of accredited service), the level of contributions made to retiree plans, expected and actual earnings on plan assets and the discount rates used in determining the projected benefit obligation. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in actual market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods.

If EFH Corp. was unable to make contributions to the EFH Retirement Plan while it is a member of Oncor's controlled group within the meaning of ERISA, Oncor could be liable under ERISA for such contributions as well as any unfunded pension plan liability that EFH Corp. is unable to pay. EFH Corp.'s portion of the EFH Retirement Plan's unfunded pension liability is $20 million at December 31, 2012. Funding of the EFH Retirement Plan, based on the funded status at December 31, 2012, is expected to total approximately $6 million in 2013 and $109 million in the 2013 to 2017 period, of which Oncor is expected to fund approximately $6 million and $97 million, respectively. Oncor's share of funding of the EFH Retirement Plan relates to obligations it assumed with respect to employees of EFH Corp.'s electric utility business at the time of the deregulation of the Texas electricity market in 2002. PURA allows for Oncor's recovery of these costs, and as a result, in 2005 Oncor entered into an agreement with TCEH to assume these costs.

Oncor's ring-fencing measures may not work as planned and a bankruptcy court may nevertheless subject Oncor to the claims of Texas Holdings Group entity creditors.

In 2007, EFH Corp. and Oncor implemented certain structural and operational "ring-fencing" measures, including certain measures required by the PUCT's Order on Rehearing in Docket No. 34077, that were based on principles articulated by rating agencies and commitments made by Texas Holdings and Oncor to the PUCT and the FERC to further enhance Oncor's credit quality. These measures were put in place to mitigate Oncor's credit exposure to the Texas Holdings Group and to minimize the risk that a court would order any of Oncor Holdings', Oncor's or Oncor's subsidiary's (collectively, the Oncor Ring-Fenced Entities) assets and liabilities to be substantively consolidated with those of any member of the Texas Holdings Group in the event that a member of the Texas Holdings Group were to become a debtor in a bankruptcy case. Substantive consolidation is an equitable remedy in bankruptcy that results in the pooling of the assets and liabilities of the debtor and one or more of its affiliates solely for purposes of the bankruptcy case, including for purposes of distributions to creditors and voting on and treatment under a reorganization plan. Bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict. To the extent a bankruptcy court were to determine that substantive consolidation was appropriate under the facts and circumstances, then the assets and liabilities of any Oncor Ring-Fenced Entity that were subject to the substantive consolidation order would be available to help satisfy the debt or contractual obligations of the Texas Holdings Group entity that was a debtor in bankruptcy and subject to the same substantive consolidation order. If any Oncor Ring-Fenced Entity were included in such a substantive consolidation order, the secured creditors of Oncor would retain their liens and priority with respect to Oncor's assets.

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

In accordance with accounting standards, recorded goodwill is not amortized but is reviewed annually or, if certain conditions exist, more frequently, for impairment. Any reduction in or impairment of the value of goodwill will result in a charge against earnings, which could cause a material adverse impact on Oncor's reported results of operations and financial condition.

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

The PUCT and ERCOT are subject to regular "sunset" review by the Texas Sunset Advisory Commission. The PUCT is currently subject to a limited purpose sunset review. If either the PUCT or ERCOT is not renewed by the Texas Legislature pursuant to Sunset review, it could have a material effect on Oncor's business.

Sunset review is the regular assessment of the continuing need for an administrative agency to exist, and is grounded in the premise that an agency will be abolished unless legislation is passed to continue its functions. The Texas Sunset Advisory Commission (Sunset Commission) closely reviews each agency and recommends action on each agency to the Texas Legislature, which action may include modifying or even abolishing the agency. Of the agencies scheduled for Sunset review by the Sunset Commission, the PUCT and ERCOT are the most significant to Oncor's business. The PUCT is scheduled for a limited purpose sunset review in 2013 and ERCOT is scheduled for review in 2023. These agencies, for the most part, participate in, govern or operate the electricity markets in Texas upon which Oncor's business model is based. If the Texas Legislature materially changes or fails to renew either of these agencies, it could result in a significant restructuring of the Texas electricity market or regulatory regime that could have a material impact on Oncor's business. There can be no assurance that future action of the Sunset Commission will not result in legislation that could have a material effect on Oncor and its financial prospects.

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

The operation and maintenance of electricity delivery facilities involves significant risks that could adversely affect its results of operations and financial condition.

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

Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines, photovoltaic (solar) cells and concentrated solar thermal devices. It is possible that advances in these or other technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with traditional generation facilities. Changes in technology could also alter the channels through which retail customers buy electricity. To the extent self-generation facilities become a more cost-effective option for certain customers, Oncor's revenues could be materially reduced.

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

Oncor is dependent upon a limited number of suppliers and service providers for certain of its operations. If any of these suppliers or service providers failed or became unable to perform on their agreements with Oncor, it could disrupt Oncor's business and have an adverse effect on Oncor's cash flows, financial condition and results of operations.

Oncor relies on suppliers and service providers to provide it with certain specialized materials and services, including materials and services for power line maintenance, repair and construction, its advanced metering system, information technology and customer operations. The financial condition of Oncor's suppliers and service providers may be adversely affected by general economic conditions, such as credit risk and the turbulent macroeconomic environments in recent years. Because many of the tasks of these suppliers and service providers require specialized electric industry knowledge and equipment, if any of these parties fail to perform, go out of business or otherwise become unable to perform, Oncor may not be able to transition to substitute suppliers or service providers in a timely manner. This could delay Oncor's construction and improvement projects, increase its costs and disrupt its operations, which could negatively impact its business and reputation. In addition, Oncor could be subject to fines or penalties in the event a delay resulted in a violation of a PUCT or other regulatory order.

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

The loss of the services of Oncor's key management and personnel could adversely affect Oncor's ability to operate its business.

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

PART II.

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED EQUITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable. EFIH's outstanding membership interest is held by EFH Corp.

See Note 7 to Financial Statements for a description of cash distributions EFIH paid to EFH Corp. and the restrictions on EFIH's ability to pay such distributions.

Item 6.	SELECTED FINANCIAL DATA

	At December 31,
	2012 (d)	2011	2010	2009	2008
	(millions of dollars, except ratios)
Total assets	$7,023	$9,517	$8,547	$5,577	$5,363
Capitalization
Long-term debt (a)	$6,954	$3,436	$3,172	$2,513	$2,250
Membership interests	(179)	5,805	5,193	3,010	3,069
Total	$6,775	$9,241	$8,365	$5,523	$5,319
Capitalization ratios
Long-term debt (a)	102.6%	37.2%	37.9%	45.5%	42.3%
Membership interests	(2.6)%	62.8%	62.1%	54.5%	57.7%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

	Year Ended December 31,
	2012 (d)	2011	2010	2009	2008
	(millions of dollars, except ratios)
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	$72	$204	$(106)	$(275)	$(260)
Equity in earnings (losses) of unconsolidated subsidiary (net of tax) (b)	$270	$286	$277	$256	$(323)
Net income (loss)	$315	$417	$213	$74	$(495)
Ratio of earnings to fixed charges (c)	1.42	1.92	1.20	—	1.27
____________

(a)	Includes push down of certain EFH Corp. (parent) debt due to EFIH's guarantee of the debt (see Note 5 to Financial Statements).

(b)	Amount in 2008 includes the effect of Oncor's $860 million goodwill impairment charge.

(c)	Fixed charges exceeded earnings by $59 million for year ended December 31, 2009.

(d)	See Note 3 to Financial Statements for discussion of the reclassification to membership interests in December 2012 of the EFH Corp. and TCEH debt we held as an investment.

See Notes to Financial Statements.

Quarterly Information (unaudited)

Results of operations by quarter are summarized below. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made. Quarterly results are not necessarily indicative of a full year's operations because of seasonal and other factors. Quarterly results may not add to full year amounts due to rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions of dollars)
2012:
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary (a)	$46	$33	$15	$(20)
Equity in earnings of unconsolidated subsidiary (net of tax)	$57	$83	$109	$20
Net income (a)	$86	$104	$118	$7

2011:
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	$63	$71	$72	$(2)
Equity in earnings of unconsolidated subsidiary (net of tax)	$50	$72	$113	$51
Net income	$90	$118	$160	$49
____________

(a)	See Note 3 to Financial Statements for discussion of the reclassification to membership interests in December 2012 of the EFH Corp. and TCEH debt we held as an investment.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2012, 2011 and 2010 should be read in conjunction with Selected Financial Data and our audited consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFIH, a direct, wholly-owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company whose wholly-owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell electricity to residential, business and other consumers in the north-central, eastern and western parts of Texas. Revenues from services provided to TCEH represented 29% and 33% of Oncor's total reported consolidated revenues for the years ended December 31, 2012 and 2011, respectively. EFIH has no reportable business segments. See Notes 1 and 2 to Financial Statements for a discussion of the reporting of our investment in Oncor Holdings as an equity method investment and a description of the "ring-fencing" measures implemented with respect to Oncor Holdings and Oncor. These measures were put in place to further enhance Oncor's credit quality and mitigate Oncor's and Oncor Holdings' exposure to the Texas Holdings Group with the intent to minimize the risk that a court would order any of the assets and liabilities of the Oncor Ring-Fenced Entities to be substantively consolidated with those of any member of the Texas Holdings Group in the event any such member were to become a debtor in a bankruptcy case. We believe, as several major credit rating agencies have acknowledged, that the likelihood of such substantive consolidation of the Oncor Ring-Fenced Entities' assets and liabilities is remote in consideration of the ring-fencing measures and applicable law.

Significant Activities and Events and Items Influencing Future Performance

Liability Management Activity — In October 2009, EFH Corp. and its subsidiaries (excluding Oncor Holdings and its subsidiaries) implemented a liability management program designed to reduce debt, capture debt discount and extend debt maturities through debt exchanges, repurchases and extensions. As a result of this program, a substantial majority of EFH Corp. (parent entity) debt has been exchanged for debt issued by EFIH.

In 2012, EFIH issued $2.253 billion principal amount of debt, the proceeds from which funded $1.630 billion in distributions to EFH Corp, including the $680 million held as restricted cash at December 31, 2012 that was distributed in January 2013 and used by EFH Corp. to settle the TCEH Demand Notes, with the remaining proceeds held as cash on hand. In 2012 and early 2013, EFIH issued $2.695 billion principal amount of debt in exchange for $3.027 billion principal amount of EFH Corp. debt and $139 million principal amount of EFIH debt. In December 2012 and early 2013, EFIH returned $6.518 billion principal amount of EFH Corp. debt that it received in debt exchanges, including $1.799 billion received in December 2012 and January 2013, as a dividend to EFH Corp., which cancelled them, leaving $1.361 billion principal amount of affiliate debt still held by EFIH. See Note 5 to Financial Statements for details of debt related activity in 2012 and early 2013.

EFH Corp. and its subsidiaries (other than Oncor Holdings and its subsidiaries) continue to consider and evaluate possible transactions and initiatives to address their highly leveraged balance sheets and significant cash interest requirements and may from time to time enter into discussions with their lenders and bondholders with respect to such transactions and initiatives. These transactions and initiatives may include, among others, debt for debt exchanges, recapitalizations, amendments to and extensions of debt obligations and debt for equity exchanges or conversions.

Settlement of Make-Whole Agreements with Oncor — See Note 8 to Financial Statements for discussion of the settlement in the third quarter 2012 of TCEH's interest and tax-related reimbursement agreements with Oncor associated with Oncor's bankruptcy-remote financing subsidiary's securitization bonds.

Oncor Technology Initiatives — Oncor continues to invest in technology initiatives that include development of a modernized grid through the replacement of existing meters with advanced digital metering equipment and development of advanced digital communication, data management, real-time monitoring and outage detection capabilities. This modernized grid is producing electricity service reliability improvements and providing for additional products and services from REPs that enable businesses and consumers to better manage their electricity usage and costs.

Oncor completed the deployment of advanced meters to all residential and most non-residential retail electricity customers in its service area in 2012. The advanced meters can be read remotely, rather than by a meter reader physically visiting the location of each meter. Advanced meters facilitate automated demand side management, which allows consumers to monitor the amount of electricity they are consuming and adjust their electricity consumption habits. Oncor reports 15-minute interval, billing-quality electricity consumption data from the meters to ERCOT for market settlement purposes. The data makes it possible for REPs to support new programs and pricing options.

At December 31, 2012, Oncor had installed 3,263,000 advanced digital meters, including 961,000 in 2012, completing its planned deployment of advanced meters to all residential and most nonresidential retail electricity consumers in its service area. Cumulative capital expenditures for the deployment of the advanced meter system totaled $660 million through December 31, 2012, including $142 million invested in 2012.

Sunset Review — Sunset review is the regular assessment of the continuing need for a state agency to exist, and is grounded in the premise that an agency will be abolished unless legislation is passed to continue its functions. On a specified time schedule, the Texas Sunset Advisory Commission (Sunset Commission) closely reviews each agency and recommends action on each agency to the Texas Legislature, which action may include modifying or even abolishing the agency. In 2011, the Texas Legislature extended the authority of the PUCT until 2013. The PUCT is subject to a limited review by the Sunset Commission in 2013. We cannot predict the outcome of the sunset review process.

Oncor Matters with the PUCT — Competitive Renewable Energy Zones (CREZs) — In 2009, the PUCT awarded Oncor CREZ construction projects (PUCT Docket Nos. 35665 and 37902) requiring 14 related Certificate of Convenience and Necessity (CCN) amendment proceedings before the PUCT for 17 projects. All 17 projects and 14 CCN amendments have been approved by the PUCT. The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in the western part of Texas to population centers in the eastern part of Texas. In addition to these projects, ERCOT completed a study in December 2010 that will result in Oncor and other transmission service providers building additional facilities to provide further voltage support to the transmission grid as a result of CREZ. Oncor currently estimates, based on these additional voltage support facilities and the approved routes and stations for its awarded CREZ projects, that CREZ construction costs will total approximately $2.0 billion. CREZ-related costs could change based on finalization of costs for the additional voltage support facilities and final detailed designs of subsequent project routes. At December 31, 2012, Oncor's cumulative CREZ-related capital expenditures totaled $1.460 billion, including $561 million in 2012. Oncor expects that all necessary permitting actions and other requirements and all line and station construction activities for Oncor's CREZ construction projects will be completed by the end of 2013. Additional voltage support projects are expected to be completed by early 2014, with the exception of one series capacitor project that is scheduled to be completed in December 2015.

2011 Rate Review Filing (PUCT Docket No. 38929) — In January 2011, Oncor filed for a rate review with the PUCT and 203 original jurisdiction cities based on a test year ended June 30, 2010. Oncor filed a stipulation in May 2011 that incorporated a Memorandum of Settlement with the parties to the review along with other documentation (stipulation) for the purpose of obtaining final approval of the settlement. The terms of the stipulation include an approximate $137 million base rate increase and additional provisions to address franchise fees (discussed below) and other expenses. The stipulation resulted in an impact of less than 1% on an average retail residential monthly bill of 1,300 kilowatt-hours. Approximately $93 million of the increase became effective in July 2011, and the remainder became effective January 1, 2012. Under the stipulation, amortization of Oncor's regulatory assets increased by approximately $24 million ($14 million of which will be recognized as income tax expense) annually beginning January 1, 2012. The stipulation did not change Oncor's authorized regulatory capital structure of 60% debt and 40% equity or its authorized return on equity of 10.25%. In August 2011, the PUCT issued a final order approving the rate review settlement terms contained in a "modified" stipulation, which removed a payment to certain cities of franchise fees as discussed immediately below.

In response to concerns raised by PUCT Commissioners at a July 2011 PUCT open meeting regarding the stipulation, Oncor filed a modified stipulation that removed from the stipulation a one-time payment to certain cities served by Oncor for retrospective franchise fees. Instead, pursuant to the terms of a separate agreement with certain cities served by Oncor, Oncor paid $22 million in retrospective franchise fees to cities that accepted the terms of the separate agreement. The payments are subject to refund from the cities or recovery from customers after final resolution of proceedings related to the appeals from Oncor's June 2008 rate review filing discussed below. No other significant terms of the stipulation were revised.

Appeals of 2008 Rate Review Filing — In November 2009, Oncor and four other parties appealed to a state district court various portions of the PUCT's final order in Oncor's 2008 rate review filing. In January 2011, the district court reversed the PUCT with respect to two issues: the PUCT's disallowance of certain franchise fees and the PUCT's decision that PURA no longer requires imposition of a rate discount for state colleges and universities. Oncor filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues it appealed to the district court and did not prevail upon, as well as the district court's decision to reverse the PUCT with respect to discounts for state colleges and universities. All briefing in the appeal has been completed. Oral argument before the Austin Court of Appeals was completed in April 2012. Oncor is unable to predict the final outcome of the litigation.

Transmission Cost Recovery and Rates (PUCT Docket Nos. 41002, 40451, 39940, 39456, 41166, 40603, 40142 and 39644) — In order to reflect increases or decreases in its wholesale transmission costs, including fees paid to other transmission service providers, Oncor is allowed to file an update to the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs twice a year. In November 2012, Oncor filed an application to update the TCRF, which has been approved by the PUCT and will become effective March 1, 2013. This application was designed to reduce Oncor's billings for the period from March 2013 through August 2013 by $47 million. In June 2012, Oncor filed an application to update the TCRF, which became effective in September 2012. This application was designed to increase Oncor's billings for the period from September 2012 through February 2013 by $129 million.

In November 2011, Oncor filed an application to update the TCRF, which was approved by the PUCT in January 2012 and became effective in March 2012. This application was designed to reduce Oncor's billings for the period from March 2012 through August 2012 by $41 million, reflecting over-recoveries due to hot weather in the summer of 2011. In June 2011, Oncor filed an application to update the TCRF, which became effective in September 2011. This application was designed to increase Oncor's billings for the period from September 2011 through February 2012 by $24 million.

In order to reflect changes in its invested transmission capital, PUCT rules allow Oncor to update its transmission cost of service (TCOS) rates by filing up to two interim TCOS rate adjustments per year. The TCOS rate is charged directly to third-party wholesale transmission providers benefiting from Oncor's transmission system and through the TCRF component of Oncor's delivery rates to REPs with retail customers in Oncor's service territory. In January 2013, Oncor filed an application for an interim update of its TCOS rate. Oncor expects PUCT approval and implementation of the new rate by March 2013. The update is expected to increase Oncor's annualized revenues by approximately $27 million with approximately $17 million of this increase recoverable through transmission costs charged to wholesale customers and $10 million recoverable from REPs through the TCRF component of Oncor's delivery rates.

In July 2012, Oncor filed an application for an interim update of its TCOS rate. The new rate was approved by the PUCT and became effective in August 2012. Oncor's annualized revenues increased by an estimated $30 million with approximately $19 million of this increase recoverable through transmission costs charged to wholesale customers and $11 million recoverable from REPs through the TCRF component of Oncor's delivery rates. In January 2012, Oncor filed an application for an interim update of its TCOS rate. The new rate was approved by the PUCT and became effective in March 2012. Oncor's annualized revenues increased by an estimated $2 million with approximately 65% of this increase recoverable through transmission costs charged to wholesale customers and the remaining 35% recoverable from REPs through the TCRF component of Oncor's delivery rates.

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

Application for 2013 Energy Efficiency Cost Recovery Factor (PUCT Docket No. 40361) — PUCT rules require Oncor to make an annual EECRF filing by the first business day in May for implementation at the beginning of the next calendar year. In May 2012, Oncor filed an application with the PUCT to request approval of an energy efficiency cost recovery factor (EECRF) for 2013. The requested 2013 EECRF was $73 million as compared to $54 million established for 2012 and $51 million for 2011, and would result in a monthly charge for residential customers of $1.23 as compared to the 2012 residential charge of $0.99 per month effective December 31, 2012. In August 2012, the PUCT issued a final order approving the 2013 EECRF, which is designed to recover $62 million of Oncor's costs for the 2013 program year, a $9 million performance bonus based on Oncor's 2011 results and a $2 million increase for under-recovery of 2011 costs.

Summary — We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly affect our results of operations, liquidity or financial condition.

KEY RISKS AND CHALLENGES

Following is a discussion of key risks and challenges facing management and the initiatives currently underway to manage such challenges. These matters involve risks that could have a material effect on our results of operations, liquidity or financial condition. Also see Item 1A, "Risk Factors."

Substantial Debt and Liquidity Risk

Our substantial debt, resulting in large part from debt issued in exchange for outstanding EFH Corp. debt, requires significant cash flows to be dedicated to interest payments. Taking into account debt exchange transactions completed in January 2013, principal amounts of EFIH long-term debt totaled $7.5 billion at December 31, 2012 (see Note 5 to Financial Statements). Cash interest payments on long-term debt in 2013 are expected to total approximately $625 million. We believe our cash on hand, which totaled $424 million at December 31, 2012, distributions from Oncor and interest payments on EFH Corp. and TCEH debt we hold will provide sufficient liquidity to meet our obligations for at least the next twelve months. We also have capacity to issue up to $625 million aggregate principal amount of debt (see "Financial Condition – Liquidity and Capital Resources" section below). See discussion of credit risk in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," discussion of EFH Corp. and TCEH debt we hold, including amounts returned as a dividend to EFH Corp in January 2013, in Note 3 to Financial Statements and discussion of restrictions on distributions from Oncor below in "Financial Condition – Liquidity and Capital Resources" and in Note 2 to Financial Statements.

Oncor Rates and Cost Recovery

Oncor's rates are regulated by the PUCT and certain cities and are subject to regulatory rate-setting processes and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Oncor's rates are regulated based on an analysis of their costs and capital structure, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there is no assurance that the PUCT will judge all of Oncor's costs to have been prudently incurred, that the PUCT will not reduce the amount of invested capital included in the capital structure that Oncor's rates are based upon, that the regulatory process in which rates are determined will always result in rates that produce full recovery of Oncor's costs or that Oncor's authorized return on equity will not be reduced. See "Significant Activities and Events and Items Influencing Future Performance – Oncor Matters with the PUCT."

Oncor Advanced Meter Deployment

Under a PUCT order approving Oncor's proposed advanced meter deployment plan and rate surcharge to recover its investment, Oncor began billing the advanced metering surcharge in the January 2009 billing month cycle. In July 2011 Oncor filed with the PUCT an application for reconciliation of all costs and investments incurred through December 31, 2010 in the deployment of Oncor's advanced meter system (AMS). In November 2011, the PUCT issued its final order in the proceeding approving the stipulation and finding that costs expended and investments made in the deployment of Oncor's AMS through December 31, 2010 were properly allocated, reasonable and necessary. Oncor may, through subsequent reconciliation proceedings, request recovery of additional costs that are reasonable and necessary. While there is a presumption that costs spent in accordance with a plan approved by the PUCT are reasonable and necessary, recovery of any costs that are found not to have been spent or properly allocated, or not to be reasonable or necessary, must be refunded. See "Significant Activities and Events and Items Influencing Future Performance – Oncor Matters with the PUCT."

Oncor Technology Initiatives

Risks to Oncor's technology initiative programs discussed above under "Significant Activities and Events and Items Influencing Future Performance" include nonperformance by equipment and service providers, failure of the technology to meet performance expectations and inadequate cost recovery allowances by regulatory authorities. Oncor is implementing measures to mitigate these risks, but there can be no assurance that these technology initiatives will achieve the operational and financial objectives.

Oncor's Capital Availability and Cost

Our investment in Oncor, which represents approximately 80% of its membership interests, is a significant value driver of our overall business. Oncor's access to capital markets and cost of debt could be directly affected by its credit ratings. Any adverse action with respect to Oncor's credit ratings would generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease and could result in reduced distributions from Oncor. Oncor's credit ratings are currently substantially higher than those of the Texas Holdings Group. If credit rating agencies were to change their views of Oncor's independence from any member of the Texas Holdings Group, Oncor's credit ratings would likely decline. We believe these risks are substantially mitigated by the significant ring-fencing measures implemented by EFH Corp. and Oncor as described in Note 1 to Financial Statements.

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

Investment in Long-Term Debt of Affiliates

EFIH holds long-term debt securities of EFH Corp. and TCEH that it acquired through debt exchanges and payment-in-kind interest payments it received on EFH Corp. Toggles Notes. The securities were held as available for sale securities and were recorded at fair value, with interest reported in the income statement as interest income. We evaluated our long-term debt of affiliates for impairment and recorded an impairment loss if declines in fair value were deemed to be other than temporary, which occurred if we determined we would be unable to recover the carrying value of the investment. Impairments were accounted for as a reduction of interest income if related to the issuer's credit. If they were not related to the issuer's credit, the impairments were recorded in other comprehensive income. As discussed in Note 3, to Financial Statements these securities were classified as a reduction of membership interests at December 31, 2012.

Push Down of Merger-Related Debt

Merger-related debt of EFH Corp. and its subsidiaries consists of debt issued or existing at the time of the Merger. Debt issued in exchange for Merger-related debt is considered Merger-related. Debt issuances are considered Merger-related debt to the extent the proceeds are used to repurchase Merger-related debt. Merger-related debt of EFH Corp. (parent) that is fully and unconditionally guaranteed on a joint and several basis by EFCH and EFIH is subject to push down in accordance with SEC Staff Accounting Bulletin Topic 5-J, and as a result, a portion of such debt and related interest expense is reflected in our financial statements. Merger-related debt of EFH Corp. held by its subsidiaries is not subject to push down. The amount reflected in our balance sheet represents 50% of the EFH Corp. Merger-related debt guaranteed by EFIH. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., we record the settlement of such amounts (net of income tax) as noncash capital contributions from EFH Corp. As a result of transactions completed in January 2013, only $60 million principal amount of debt remains subject to push down. See Note 5 to Financial Statements.

Investment in Oncor Holdings

Our balance sheet reflects our investment in Oncor Holdings, which holds an approximate 80% interest in Oncor, as an equity method investment. See Note 2 to Financial Statements for additional information regarding our investment in Oncor Holdings.

Impairment of Equity Method Investment

We evaluate our investment in Oncor Holdings for impairment when factors indicate that a decrease in value has occurred that is not temporary. Indications of a loss in value include recurring operating losses of Oncor Holdings or a fair value of the investment that is less than its carrying amount. An impairment loss is recognized if the carrying value of the investment is greater than the fair value of the investment, and the loss is not deemed temporary. Fair value is based on analyses that reflect discounted cash flows and values of comparable companies. The determination of the existence of impairment indicators and the determination of fair value involves judgments that are subjective in nature and require the use of estimates in forecasting future results and cash flows.

Accounting for Income Taxes

EFH Corp. files a US federal income tax return that includes the results of EFCH, EFIH, Oncor Holdings and TCEH. Oncor is a partnership for US federal income tax purposes and is not a corporate member of the EFH Corp. consolidated group.

EFH Corp. and its subsidiaries (including EFCH, EFIH, and TCEH, but not including Oncor Holdings and Oncor) are bound by a Federal and State Income Tax Allocation Agreement, which provides, among other things, that each of EFCH, EFIH, TCEH and any other subsidiaries under the agreement is required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. Accordingly, our income tax expense and related balance sheet amounts are recorded as if we file our own corporate income tax returns. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities as required under accounting rules. Income tax assets and liabilities related to pushed down debt are settled as membership interests transactions.

EFH Corp., Oncor Holdings and Oncor are parties to a separate tax sharing agreement, which governs the computation of federal income tax liability between EFH Corp., on one hand, and Oncor Holdings and Oncor, on the other hand, and similarly provides for payments to EFH Corp. in an amount calculated to approximate the amount of tax liability as if Oncor Holdings and Oncor filed separate corporate tax returns.

Our income tax expense and related balance sheet amounts involve significant management estimates and judgments. Amounts of deferred income tax assets and liabilities, as well as current and noncurrent accruals, involve estimates and judgments of the timing and probability of recognition of income and deductions by taxing authorities. In assessing the likelihood of realization of deferred tax assets, management considers estimates of the amount and character of future taxable income. Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, our forecasted results of operations and financial condition in future periods, as well as final review of filed tax returns by taxing authorities. EFH Corp.'s income tax returns are regularly subject to examination by applicable tax authorities. In management's opinion, pursuant to income tax accounting guidance related to uncertain tax positions, there is no material liability for future taxes that may be owed as a result of any examination. See Notes 1 and 4 to Financial Statements for discussion of income tax matters.

RESULTS OF OPERATIONS

Financial Results — Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Interest income — affiliates increased $46 million to $598 million in 2012 reflecting acquisitions of additional long-term debt of affiliates as a result of the debt exchange transactions in December 2012. See Notes 3 and 5 to Financial Statements for discussion of January 2013 transactions and reclassification of long-term debt of affiliates we hold that will result in interest received on such debt no longer being recorded as interest income.

Interest expense and related charges increased $178 million to $526 million in 2012. The increase reflected the issuance of $3.557 billion and $406 million aggregate principal amount of EFIH Notes in 2012 and April 2011, respectively (see Note 5 to Financial Statements).

Income tax expense totaled $27 million and $73 million in 2012 and 2011, respectively. The effective rate on pretax income was 37.5% and 35.8% in 2012 and 2011, respectively. The increase in the effective rate reflected an increase in Texas margin tax due to an increase in the apportionment factor. See Note 4 to Financial Statements for a reconciliation of the effective rates to the US federal statutory rate.

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) decreased $16 million to $270 million in 2012. Oncor's results reflected unusual charges of $57 million (pretax) in 2012 related to settlement of a management incentive pay plan and $7 million (pretax) in 2011 related to an inventory write-off. Other drivers of the change in Oncor's results were higher tariffs, reflecting the 2011 rate case and other filings with the PUCT, partially offset by the effect of milder weather on revenues and higher depreciation, operation and maintenance and interest expense. See Note 2 to Financial Statements.

Net income decreased $102 million to $315 million in 2012 driven by increased interest expense and decreased equity in earnings of Oncor Holdings, partially offset by increased interest income.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows — Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 — Cash used in operating activities totaled $202 million in 2012 compared to cash provided totaling $3 million in 2011. The $205 million decrease reflected $150 million in higher income taxes paid to EFH Corp. (including amounts related to prior periods) and $95 million in higher cash interest paid, partially offset by $31 million in higher cash distributions from Oncor Holdings. See Note 8 to Financial Statements for discussion of income tax payments to EFH Corp. and Note 3 to Financial Statements for discussion of the return in early 2013 of EFH Corp. debt as a dividend to EFH Corp., which will substantially reduce cash interest received in 2013.

Amortization of debt issuance costs reported in the statement of consolidated cash flows relates to both the debt pushed down from EFH Corp. and the debt we have issued (see Note 5 to Financial Statements) and is reported in interest expense and related charges in the statement of consolidated income.

Cash provided by financing activities totaled $1.260 billion in 2012, reflecting the net proceeds from EFIH's issuances of $2.253 billion of EFIH Notes and distributions of $950 million of the proceeds to EFH Corp. (see Note 5 to Financial Statements). There were no cash flows related to financing activities in 2011.

Cash used in investing activities totaled $680 million in 2012 and represented a portion of the net proceeds from the issuance of EFIH Notes in August 2012 that EFIH placed in escrow (reported as restricted cash) and was used to pay a dividend in this amount to EFH Corp. in January 2013 (see Note 5 to Financial Statements). There were no cash flows related to investing activities in 2011.

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

Liquidity Needs — Our liquidity needs represent interest and principal payments on our long-term debt and payments of income taxes to EFH Corp., which we expect to fund with distributions we receive from Oncor Holdings, interest and principal payments we receive on investments in EFH Corp. or TCEH debt securities (see Note 3 to Financial Statements), and as necessary, additional liquidity sources including borrowings from EFH Corp. (See "Distributions from Oncor" below and Notes 2 and 8 to Financial Statements.)

Long-Term Debt Activity — In 2012, EFIH issued $2.253 billion principal amount of debt, the proceeds from which funded $1.630 billion in distributions to EFH Corp. (including the $680 million held as restricted cash at December 31, 2012 and distributed in January 2013), with the remaining proceeds held as cash on hand. In 2012 and early 2013, EFIH issued $2.695 billion principal amount of debt in exchange for $3.027 billion principal amount of EFH Corp. debt and $139 million principal amount of EFIH debt. See "Significant Activities and Events and Items Influencing Future Performance – Liability Management Activity" and Note 5 to Financial Statements for details of debt related activity in 2012 and early 2013, including EFH Corp. debt returned by EFIH as dividends to EFH Corp., which cancelled it.

Debt Capacity — We believe that we and EFH Corp. collectively are permitted under our applicable debt agreements to issue (subject to certain exceptions and conditions set forth in our applicable debt documents) up to approximately $250 million of additional aggregate principal amount of debt secured by EFIH's equity interest in Oncor Holdings, of which $15 million can be on a first-priority basis and the remainder on a second-priority basis.

In addition, EFIH is permitted under its debt agreements to issue up to approximately $375 million of additional principal amount of senior unsecured debt (subject to certain exceptions and conditions set forth in its debt agreements). Such unsecured debt may be incurred for, among other things, exchanges for EFH Corp. unsecured debt.

These amounts are estimates based on our current interpretation of the covenants set forth in our debt agreements and do not take into account exceptions in the debt agreements that may allow for the incurrence of additional secured or unsecured debt, including, but not limited to, acquisition debt, refinancing debt, capital leases and hedging obligations. Moreover, such amounts could change from time to time as a result of, among other things, the termination of any debt agreement (or specific terms therein) or amendments to the debt agreements that result from negotiations with new or existing lenders. In addition, covenants included in agreements governing additional future debt may impose greater restrictions on our incurrence of secured or unsecured debt. Consequently, the actual amount of senior secured or unsecured debt that we are permitted to incur under our debt agreements could be materially different than the amounts provided above.

EFIH Toggle Notes Interest Election — We have the option every six months at our discretion, ending with the interest payment due June 2016, to use the payment-in-kind (PIK) feature of our toggle notes ($1.392 billion aggregate principal amount issued in December 2012 and January 2013) in lieu of making cash interest payments. Once we make a PIK election, the election is valid for each succeeding interest payment period until we revoke the applicable election. Use of the PIK feature will be evaluated at each election period, taking into account market conditions and other relevant factors at such time.

We will make our June 2013 interest payment and expect to make our December 2013 interest payment on the EFIH Toggle Notes by using the PIK feature of those notes. During the applicable PIK interest periods, the interest rate on these notes is increased from 11.25% to 12.25%. As a result of the PIK election, we will increase the aggregate principal amount of the notes by $83 million in June 2013 and expect to issue an additional $90 million in December 2013. See Note 5 to Financial Statements for further discussion of the EFIH Toggle Notes.

Income Tax Payments — See Note 8 to Financial Statements for discussion of income tax payments to EFH Corp.

Distributions of Earnings from Oncor Holdings — Oncor Holdings' distributions of earnings to us totaled $147 million, $116 million and $169 million for the years ended December 31, 2012, 2011 and 2010, respectively. We also received a distribution totaling $31 million from Oncor Holdings on February 15, 2013. See Note 2 to Financial Statements for discussion of limitations on amounts Oncor can distribute to its members.

In 2009, the PUCT awarded certain CREZ construction projects to Oncor. See discussion above under "Significant Activities and Events and Items Influencing Future Performance – Oncor Matters with the PUCT." As a result of the increased capital expenditures for CREZ and the debt-to-equity ratio cap, our distributions from Oncor could be substantially reduced or temporarily discontinued during the CREZ construction period, which is expected to be largely completed by the end of 2013.

Capitalization — Our capitalization ratios consisted of (2.6)% and 62.8% membership interests and 102.6% and 37.2% long-term debt at December 31, 2012 and 2011, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Covenants and Restrictions Related to EFIH Notes and Pushed Down Debt — The indentures governing the EFIH Notes, EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes contain covenants that could have a material impact on our liquidity and operations. See Note 5 to Financial Statements for discussion of our long-term debt, including EFH Corp. debt pushed down to us as a result of our guarantee of the debt.

Adjusted EBITDA (as used in the restricted payments covenants contained in the indentures governing the EFIH Notes and the EFH Corp. Notes) for the year ended December 31, 2012 totaled $1.747 billion and $5.257 billion, respectively. See Exhibits 99(a) and 99(b) for a reconciliation of net income (loss) to Adjusted EBITDA for EFIH and EFH Corp., respectively, for the years ended December 31, 2012 and 2011.

The table below summarizes various financial ratios of EFIH and EFH Corp. that are applicable under certain thresholds in the indentures governing the EFIH Notes, EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes at December 31, 2012 and 2011 and the corresponding covenant threshold levels at December 31, 2012. The debt incurrence and restricted payments/limitations on investments covenants thresholds described below represent levels that must be met in order for EFH Corp. and EFIH to incur certain permitted debt or make certain restricted payments and/or investments. Our debt agreements do not contain maintenance covenants. In January 2013, in accordance with amendments to the terms of the EFH Corp. Secured Notes and their governing indentures, restrictive covenants to the notes were removed. Accordingly, the related coverage ratios are not reflected below (see Note 5 to Financial Statements).

	December 31, 2012	December 31, 2011	Threshold Level at December 31, 2012
Debt Incurrence Thresholds:
EFIH Notes:
EFIH fixed charge coverage ratio (a)	0.3 to 1.0	(b)	At least 2.0 to 1.0
Restricted Payments/Limitations on Investments Thresholds:
EFH Corp. 10.875% Notes and Toggle Notes:
General restrictions (Sponsor Group payments):
EFH Corp. leverage ratio	10.1 to 1.0	9.7 to 1.0	Equal to or less than 7.0 to 1.0
EFIH Notes:
General restrictions (non-EFH Corp. payments):
EFIH fixed charge coverage ratio (a)(c)	2.1 to 1.0	81.7 to 1.0	At least 2.0 to 1.0
General restrictions (EFH Corp. payments):
EFIH fixed charge coverage ratio (a)(c)	0.3 to 1.0	(b)	At least 2.0 to 1.0
EFIH leverage ratio	7.0 to 1.0	5.3 to 1.0	Equal to or less than 6.0 to 1.0
_____________

(a)	The December 31, 2012 calculation excludes interest income on the EFH Corp. Senior Notes that EFIH returned as a dividend to EFH Corp. in January 2013 (see Note 3 to Financial Statements).

(b)	We meet the ratio threshold. Because our interest income exceeds interest expense, the result of the ratio calculation is not meaningful.

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

Long-Term Contractual Obligations and Commitments — The following table summarizes our contractual cash obligations at December 31, 2012 (see Note 5 to Financial Statements for additional disclosures regarding these long-term debt obligations).

Contractual Cash Obligations (a)	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long-term debt – principal	$—	$—	$565	$6,169	$6,734
Long-term debt – interest	638	1,436	1,422	1,891	5,387
Total contractual cash obligations	$638	$1,436	$1,987	$8,060	$12,121
_____________

(a)
Includes $450 million principal amount and related interest of EFH Corp. notes pushed down to EFIH (see Note 5 to Financial Statements.) Excludes $83 million of additional principal amount of notes expected to be issued in June 2013 and due in 2018, reflecting the PIK feature on toggle notes discussed above under "EFIH toggle Notes Interest Election."

Guarantees — See Note 6 to Financial Statements for discussion of guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

See Notes 2 and 6 to Financial Statements regarding VIEs and guarantees, respectively.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after December 31, 2012 that are expected to materially impact our financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place. All of our long-term debt at December 31, 2012 and 2011 carried fixed interest rates. The effects of unamortized premiums are excluded from the table.

	Expected Maturity Date
	(millions of dollars, except percentages)
	2013	2014	2015	2016	2017	There- after	2012 Total Carrying Amount	2012 Total Fair Value	2011 Total Carrying Amount	2011 Total Fair Value
Long-term debt (including current maturities):
Fixed rate debt amount (a)	$—	$—	$—	$—	$565	$6,169	$6,734	$7,258	$3,433	$3,494
Average interest rate (b)	—%	—%	—%	—%	7.34%	10.82%	10.53%		10.21%
_____________

(a)	Includes pushed down debt. See Note 5 to Financial Statements.

(b)	Reflects 11.25% cash rate for EFIH Toggle Notes.

Oncor's Credit Risk

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

At December 31, 2012, Oncor's exposure to credit risk associated with accounts receivable totaled $53 million from affiliates, substantially all of which consisted of trade accounts receivable from TCEH, and $340 million from nonaffiliated customers. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $2 million at December 31, 2012. The nonaffiliate exposure includes trade accounts receivable from REPs totaling $251 million, which are almost entirely noninvestment grade. At December 31, 2012, REP subsidiaries of one nonaffiliated entity collectively represented approximately 12% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure.

See Note 8 to Financial Statements for discussion of transactions between Oncor and TCEH and EFH Corp.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, "Risk Factors" and the discussion under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•
prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, the FERC, the NERC, the TRE, the PUCT, the EPA, and the TCEQ, with respect to, among other things:

◦	allowed rate of return;

◦	permitted capital structure;

◦	industry, market and rate structure;

◦	recovery of investments;

◦	acquisition and disposal of assets and facilities;

◦	operation and construction of facilities;

◦	changes in tax laws and policies, and

◦	changes in and compliance with environmental and safety laws and policies;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	economic conditions, including the impact of an economic downturn;

•	weather conditions, including drought and limitations on access to water, and other natural phenomena, and acts of sabotage, wars or terrorist or cybersecurity threats or activities;

•	population growth or decline, or changes in market supply or demand and demographic patterns, particularly in ERCOT;

•	changes in business strategy, development plans or vendor relationships;

•	changes in interest rates or rates of inflation;

•	changes in operating expenses, liquidity needs and capital expenditures;

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

•	significant changes in critical accounting policies material to EFIH and/or its subsidiaries;

•	circumstances that may contribute to impairment of goodwill, intangible or other long-lived assets of EFIH and/or its subsidiaries;

•	restrictions imposed by the agreements governing EFIH's, Oncor's and certain of EFH Corp.'s debt instruments;

•	our ability to generate sufficient cash flow to make interest payments on our debt instruments;

•	defaults under our debt agreements that could trigger cross default or cross acceleration provisions under other debt agreements;

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Energy Future Intermediate Holding Company LLC
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Energy Future Intermediate Holding Company LLC (a subsidiary of Energy Future Holdings Corp. ("EFH Corp.")) and subsidiaries (“EFIH”) as of December 31, 2012 and 2011, and the related statements of consolidated income, comprehensive income, cash flows and membership interests for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of EFIH's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Energy Future Intermediate Holding Company LLC and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The financial statements include related party debt securities held by EFIH with aggregate principal amounts of $6.5 billion (of which $5.1 billion aggregate principal amount of these securities were distributed to EFH Corp. in early 2013) and $4.5 billion as of December 31, 2012 and 2011, respectively. EFIH provided guarantees for debt issued by EFH Corp. EFIH's primary liquidity needs are sourced from distributions from its equity method investment, Oncor Electric Delivery Holdings Company LLC and principal and interest payments on EFH Corp. and Texas Competitive Electric Holdings Company LLC debt securities EFIH holds. See Notes 2, 3, 5 and 8.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EFIH's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2013 expressed an unqualified opinion on EFIH's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 19, 2013

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2012	2011	2010
	(millions of dollars)
Interest income — affiliates (Note 3)	$598	$552	$209
Interest expense and related charges (Note 9)	(526)	(348)	(315)
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	72	204	(106)
Income tax (expense) benefit (Note 4)	(27)	(73)	42
Equity in earnings of unconsolidated subsidiary (net of tax) (Note 2)	270	286	277
Net income	$315	$417	$213

See Notes to Financial Statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(millions of dollars)
Net income	$315	$417	$213
Other comprehensive income — net of tax effects:
Net increase in fair value of affiliate debt securities held as available for sale (net of tax expense of $78, $21 and $—) (Note 3)	145	40	—
Cash flow hedges - Net decrease in fair value of derivatives held by unconsolidated subsidiary (net of tax benefit of $—, $13 and $—)	—	(23)	—
Cash flow hedges - derivative value net loss related to hedged transactions recognized during the period and reported in equity earnings of unconsolidated subsidiary (net of tax benefit of $1, $— and $—)	2	—	—
Total other comprehensive income	147	17	—
Comprehensive income	$462	$434	$213

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(millions of dollars)
Cash flows — operating activities:
Net income	315	$417	$213
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity in earnings of unconsolidated subsidiary	(270)	(286)	(277)
Distributions of earnings from unconsolidated subsidiary	147	116	169
Deferred income taxes, net	(2)	(2)	144
PIK interest income on EFH Corp. Toggle Notes held as investment (Note 3)	(288)	(309)	(55)
Interest expense related to pushed-down debt of parent (Notes 5 and 9)	75	78	211
Interest expense on toggle notes payable in additional principal (Note 5)	12	—	—
Noncash impairment of investment in long-term debt of affiliates (Note 3)	14	77	17
Accretion of purchase discount on investment in long-term debt of affiliates (Note 3)	(92)	(140)	(61)
Amortization of debt exchange and issuance costs	5	6	9
Gain on retirement of EFH Corp. debt acquired in debt exchange (Note 5)	—	(3)	—
Changes in operating assets and liabilities:
Income taxes payable to EFH Corp. (Note 8)	(120)	73	45
Assets	(2)	(12)	(50)
Other liabilities (primarily accrued taxes)	4	(12)	(232)
Cash provided by (used in) operating activities	(202)	3	133
Cash flows — financing activities:
Issuances of long-term debt (Note 5)	2,253	—	—
Equity contribution from EFH Corp. (Note 7)	—	—	440
Distributions to EFH Corp. (Note 7)	(950)	—	(2)
Debt exchange and issuance costs, premiums and discounts	(43)	—	(31)
Cash provided by financing activities	1,260	—	407
Cash flows — investing activities:
Restricted cash related to debt issuance (Note 5)	(680)	—	—
Advances to EFH Corp.	—	—	3
Investment in long-term debt of affiliates	—	—	(500)
Purchase of make-whole agreements between affiliate and unconsolidated subsidiary (Note 8)	(159)	—	—
Sale of make-whole agreements between affiliate and unconsolidated subsidiary (Note 8)	159	—	—
Cash used in investing activities	(680)	—	(497)
Net change in cash and cash equivalents	378	3	43
Cash and cash equivalents — beginning balance	46	43	—
Cash and cash equivalents — ending balance	424	$46	$43

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS	(millions of dollars)
Current assets:
Cash and cash equivalents	$424	$46
Restricted cash (Note 5)	680	—
Receivables from affiliates, principally accrued interest	—	86
Income taxes receivable from EFH Corp.	1	—
Total current assets	1,105	132
Investment in Oncor Holdings (Note 2)	5,842	5,720
Investment in long-term debt of affiliates (all available-for-sale securities) (Note 3)	—	3,632
Other noncurrent assets, principally unamortized debt premium/discount	76	33
Total assets	$7,023	$9,517
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Trade accounts and other payables to affiliates	$2	$—
Accrued interest	137	49
Total current liabilities	139	49
Accumulated deferred income taxes	109	108
Income taxes payable to EFH Corp. (Note 8)	—	119
Long-term debt (Note 5)	6,954	3,436
Total liabilities	7,202	3,712
Commitments and Contingencies (Note 6)
Membership interests (Note 7):
Capital account	5,049	5,790
Long-term debt of affiliate held by EFIH (Note 3)	(5,388)	—
Accumulated other comprehensive income	160	15
Total membership interests	(179)	5,805
Total liabilities and membership interests	$7,023	$9,517

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS

	Year Ended December 31,
	2012	2011	2010
	(millions of dollars)
Capital account:
Balance at beginning of period	$5,790	$5,195	$3,012
Net income	315	417	213
Contribution from parent	—	—	440
Cash distributions to EFH Corp.	(950)	—	(2)
Deferred gain on debt exchanges, net of deferred tax asset (Note 5)	(253)	—	—
Effect of debt push-down from EFH Corp. (a)	308	194	1,492
Net effect of Oncor's settlement of reimbursement agreements with TCEH	(1)	—	—
Capital contributions (b)	—	29	40
Dividend to EFH Corp. of debt held as an investment (Note 7)	(160)	(45)	—
Balance at end of period	5,049	5,790	5,195
Long-term debt of affiliate held by EFIH:
Reclassification of investments in debt securities of affiliates (Note 3)	(5,388)	—	—
Accumulated other comprehensive income (loss), net of tax effects:
Balance at beginning of period	15	(2)	(2)
Changes in fair values of investments in debt securities of affiliates	145	40	—
Unrecognized gains (losses) related to pension and other retirement benefit plans assumed by unconsolidated subsidiary	(2)	—	—
Net effects of cash flow hedges of unconsolidated subsidiary	2	(23)	—
Balance at end of period	160	15	(2)
Total membership interests at end of period	$(179)	$5,805	$5,193
_____________

(a)
Represents the effect of a net reduction of $259 million, $142 million and $1.521 billion in 2012, 2011 and 2010, respectively, of debt pushed down from EFH Corp. (Note 5) and related interest and income tax effects.

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

EFIH, a direct, wholly-owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company with no operations or operating assets whose wholly-owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell electricity to residential, business and other consumers in the north-central, eastern and western parts of Texas. EFIH has no reportable business segments. Oncor Holdings and its subsidiaries are not consolidated in EFIH's financial statements in accordance with consolidation accounting standards related to variable interest entities (VIEs) (see Note 2).

Various "ring-fencing" measures have been taken to enhance the credit quality of Oncor Holdings and Oncor. These measures serve to mitigate Oncor's and Oncor Holdings' credit exposure to the Texas Holdings Group, which includes EFIH, and to reduce the risk that the assets and liabilities of the Oncor Ring-Fenced Entities would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of Texas Holding Group's subsidiaries. Such measures include, among other things: Oncor's sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; the board of directors of Oncor Holdings and Oncor being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities' providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. Oncor and Oncor Holdings do not bear any liability for debt or contractual obligations of the Texas Holdings Group (including, but not limited to, our debt obligations), and vice versa. Accordingly, Oncor Holdings' operations are conducted, and its cash flows managed, independently from the Texas Holdings Group.

Liquidity Considerations and Concentration of Risk

Our substantial debt, resulting in part from debt issued in exchange for outstanding EFH Corp. debt, requires significant cash flows to be dedicated to interest payments.

Our ability to make scheduled payments on or to refinance our debt obligations depends on i) receiving dividends from Oncor Holdings, ii) receiving interest payments on EFH Corp. and TCEH debt we hold and, if needed, iii) receiving capital contributions or loans from EFH Corp. (see Notes 2, 3, and 5)

Basis of Presentation

The consolidated financial statements have been prepared in accordance with US GAAP. Our investment in Oncor Holdings does not meet accounting standards criteria for consolidation and is accounted for under the equity method (see Note 2). All intercompany items and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

Income Taxes

EFH Corp. files a consolidated federal income tax return; however, consistent with a tax sharing agreement, our income tax expense and related balance sheet amounts are recorded as if we file our own corporate income tax returns. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities as required under accounting rules.

Investment in Long-Term Debt of Affiliates

Investments in long-term debt of affiliates have been classified as available-for-sale securities as assets in the balance sheet and were recorded at fair value with unrealized gains or losses recorded in other comprehensive income. We evaluated our investment in long-term debt of affiliates for impairment and recorded an impairment loss if declines in fair value were deemed to be other than temporary, which occurred if we determined we would be unable to recover the carrying value of the investment. Impairments were accounted for as a reduction of interest income if related to the issuer's credit. If they were not related to the issuer's credit, the impairments were recorded in other comprehensive income. As discussed in Note 3, these securities were classified as a reduction of membership interests at December 31, 2012.

Impairment of Equity Method Investments

We evaluate our investment in Oncor Holdings when factors indicate that a decrease in the value of the investment has occurred that is not temporary. Indications of a loss in value include recurring operating losses of the investee or fair value measures that are less than carrying value. An impairment loss is recognized if the carrying value of the investment is greater than the fair value of the investment, and the loss is not deemed temporary. Fair value is determined primarily by discounted cash flows, supported by available market valuations, if applicable.

Fair Value of Nonderivative Financial Instruments

The carrying amounts of financial assets classified as current assets and the carrying amounts of financial liabilities classified as current liabilities approximate fair value due to the short maturity of such balances, which include cash equivalents and receivables from affiliates.

Cash and Cash Equivalents

For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

Push-Down of EFH Corp. Debt

In accordance with SEC Staff Accounting Bulletin (SAB) Topic 5-J, we reflect amounts of certain EFH Corp. 10.875% Notes, EFH Corp. Toggle Notes and EFH Corp. Secured Notes on our balance sheet and the related interest expense in our income statement. The amount reflected on our balance sheet was calculated based upon the relative equity investment of EFCH and EFIH in their respective operating subsidiaries at the time of the Merger (see Note 5).

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

We do not consolidate Oncor Holdings and instead account for it as an equity method investment because the structural and operational "ring-fencing" measures discussed in Note 1 prevent us from having power to direct the significant activities of Oncor Holdings or Oncor. In accordance with accounting standards, we account for our investment in Oncor Holdings under the equity, as opposed to the cost method, based on our level of influence over its activities.

In reaching the conclusion to deconsolidate, we conducted an extensive analysis of Oncor Holdings' underlying governing documents and management structure. Oncor Holdings' unique governance structure was adopted in conjunction with the Merger, when the Sponsor Group, EFH Corp. and Oncor agreed to implement structural and operational measures to "ring-fence" (the Ring-Fencing Measures) Oncor Holdings and Oncor as discussed in Note 1. The Ring-Fencing Measures were designed to prevent, among other things, (i) increased borrowing costs at Oncor due to the attribution to Oncor of debt from any of EFH Corp.'s other subsidiaries, (ii) the activities of EFH Corp.'s competitive operations following the Merger resulting in the deterioration of Oncor's business, financial condition and/or investment in infrastructure, and (iii) Oncor becoming substantively consolidated into a bankruptcy proceeding involving any member of the Texas Holdings Group. The Ring-Fencing Measures effectively separate the daily operational and management control of Oncor Holdings and Oncor from EFH Corp. and its other subsidiaries. By implementing the Ring-Fencing Measures, Oncor maintained its investment grade credit rating following the Merger, and EFH Corp. reaffirmed Oncor's independence from its competitive businesses to the PUCT.

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

In assessing EFIH's ability to exercise control over Oncor Holdings and Oncor, we considered whether it could take actions to circumvent the purpose and intent of the Ring-Fencing Measures (including changing the composition of Oncor Holdings' or Oncor's board) in order to gain control over the day-to-day operations of either Oncor Holdings or Oncor. We also considered whether (i) we have the unilateral power to dissolve, liquidate or force into bankruptcy either Oncor Holdings or Oncor, (ii) we could unilaterally amend the Ring-Fencing Measures contained in the underlying governing documents of Oncor Holdings or Oncor, and (iii) we could control Oncor's ability to pay distributions and thereby enhance its own cash flow. We concluded that, in each case, no such opportunity exists.

The carrying value of our variable interest in Oncor Holdings totaled $5.842 billion and $5.720 billion at December 31, 2012 and 2011, respectively, and is reported as investment in Oncor Holdings in our balance sheet. Our maximum exposure to loss from this investment does not exceed our carrying value.

See Note 8 for discussion of Oncor Holdings' and Oncor's transactions with EFH Corp. and its other subsidiaries.

Distributions from Oncor Holdings — Oncor Holdings' distributions of earnings to us totaled $147 million, $116 million and $169 million for the years ended December 31, 2012, 2011 and 2010, respectively. Distributions were limited to Oncor's cumulative net income until December 31, 2012 and may not be paid except to the extent Oncor maintains a required regulatory capital structure, as discussed below. At December 31, 2012, $167 million was eligible to be distributed to Oncor's members after taking into account the remaining regulatory capital structure limit, of which approximately 80% relates to our ownership interest in Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the applicable board determines in good faith that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings.

For the period beginning October 11, 2007 and ending December 31, 2012, distributions (other than distributions of the proceeds of any equity issuance) paid by Oncor to its members were limited by a PUCT order to an amount not to exceed Oncor's cumulative net income determined in accordance with US GAAP, as adjusted. Adjustments consisted of the removal of noncash impacts of purchase accounting and deducting two specific cash commitments. The noncash impacts consisted of removing the effect of an $860 million goodwill impairment charge in 2008 and the cumulative amount of net accretion of fair value adjustments. The two specific cash commitments were a $72 million ($46 million after tax) one-time refund to customers in September 2008 and funds spent as part of a five-year, $100 million commitment for additional energy efficiency initiatives that was completed in 2012.

Oncor's distributions continue to be limited by its regulatory capital structure, which is required to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At December 31, 2012, Oncor's regulatory capitalization ratio was 58.8% debt and 41.2% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility's debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes bonds issued by Oncor Electric Delivery Transition Bond Company, which were issued in 2003 and 2004 to recover specific generation-related regulatory asset stranded and other qualified costs. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization). At December 31, 2012, $167 million was available for distribution under the capital structure restriction, of which approximately 80% relates to our ownership interest in Oncor.

Oncor Holdings Financial Statements— Condensed statements of consolidated income of Oncor Holdings and its subsidiaries for the years ended December 31, 2012, 2011 and 2010 are presented below:

	Year Ended December 31,
	2012	2011	2010
Operating revenues	$3,328	$3,118	$2,914
Operation and maintenance expenses	(1,171)	(1,097)	(1,009)
Depreciation and amortization	(771)	(719)	(673)
Taxes other than income taxes	(415)	(400)	(384)
Other income	26	30	36
Other deductions	(64)	(9)	(8)
Interest income	24	32	38
Interest expense and related charges	(374)	(359)	(347)
Income before income taxes	583	596	567
Income tax expense	(243)	(236)	(220)
Net income	340	360	347
Net income attributable to noncontrolling interests	(70)	(74)	(70)
Net income attributable to Oncor Holdings	$270	$286	$277

Assets and liabilities of Oncor Holdings at December 31, 2012 and 2011 are presented below:

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$45	$12
Restricted cash	55	57
Trade accounts receivable — net	338	303
Trade accounts and other receivables from affiliates	53	179
Inventories	73	71
Accumulated deferred income taxes	26	73
Prepayments and other current assets	82	74
Total current assets	672	769
Restricted cash	16	16
Other investments	83	73
Property, plant and equipment — net	11,318	10,569
Goodwill	4,064	4,064
Note receivable due from TCEH	—	138
Regulatory assets — net	1,788	1,730
Other noncurrent assets	78	73
Total assets	$18,019	$17,432
LIABILITIES
Current liabilities:
Short-term borrowings	$735	$392
Long-term debt due currently	125	494
Trade accounts payable — nonaffiliates	121	197
Income taxes payable to EFH Corp.	34	2
Accrued taxes other than income	153	151
Accrued interest	95	108
Other current liabilities	110	112
Total current liabilities	1,373	1,456
Accumulated deferred income taxes	1,736	1,688
Investment tax credits	24	28
Long-term debt, less amounts due currently	5,400	5,144
Other noncurrent liabilities and deferred credits	1,999	1,832
Total liabilities	$10,532	$10,148

3.	INVESTMENT IN LONG-TERM DEBT OF AFFILIATES

As a result of debt exchanges in 2009 through 2012, we held debt securities of EFH Corp. and TCEH with carrying values totaling $5.388 billion and $3.632 billion at December 31, 2012 and 2011, respectively.

Previously, all of these debt securities were classified as available-for-sale and reported as investment in long-term debt of affiliates because management had determined it would sell or exchange the securities under certain conditions. The EFH Corp. and TCEH securities were reclassified to available-for-sale from held-to-maturity in the third quarter 2011 and fourth quarter 2010, respectively. Any sale or exchange of these securities to/with nonaffiliates would have required EFH Corp. to facilitate the transaction. In accordance with accounting guidance for investments classified as available-for-sale, the securities were recorded at fair value, interest was recorded in the income statement as interest income and unrealized gains or losses were recorded in other comprehensive income unless such losses were other than temporary, in which case they were recorded as impairments in net income.

In December 2012, management determined that some or all of these debt securities may be returned as dividends to EFH Corp. Accordingly, effective in December 2012, the debt securities were reclassified to membership interests as indicated in the table below. In addition, accrued interest receivable on the securities, totaling $87 million, was reclassified to membership interests. The principal amounts, coupon rates, maturities and carrying value are as follows:

	December 31, 2012		December 31, 2011
	Principal Amount	Investment Carrying Value (a)	Principal Amount	Investment Carrying Value (a)
EFH Corp. 10.875% Fixed Senior Notes due November 1, 2017	$1,685	$1,502	$1,591	$1,288
EFH Corp. 11.25/12.00% Senior Toggle Notes due November 1, 2017	3,441	3,108	2,784	2,283
EFH Corp. 5.55% Fixed Senior Notes Series P due November 15, 2014	279	197	45	30
EFH Corp. 6.50% Fixed Senior Notes Series Q due November 15, 2024	516	260	6	2
EFH Corp. 6.55% Fixed Senior Notes Series R due November 15, 2034	456	221	3	2
TCEH 10.25% Fixed Senior Notes due November 1, 2015 (both periods include $48 million principal amount of Series B Notes)	79	13	79	27
Total	$6,456	$5,301	$4,508	$3,632
Reclassification to membership interests		(5,301)
Balance at December 31, 2012		—
Reconciliation of carrying value to amortized cost basis:
Carrying (fair) value				$3,632
Cumulative unrealized gains (recorded as other comprehensive income) (b)				(61)
Amortized cost basis (c)				$3,571
_____________

(a)	Carrying value equals fair value.

(b)	Amount reflects unrealized gain on EFH Corp. Toggle Notes.

(c)	Amount is net of impairments in 2010 and 2011 totaling $94 million.

Dividend to EFH Corp. — In early 2013, EFIH returned all $1.685 billion principal amount of EFH Corp. 10.875% Notes and all $3.441 billion principal amount of EFH Corp. Toggle Notes that it received in previous exchanges as a dividend to EFH Corp., which cancelled them.

Interest income was recorded on these securities up until December 2012 when such securities were reclassified to membership interests as discussed above. Amounts recorded as interest income are as follows:

	Year Ended December 31,
	2012	2011	2010
Held-to-maturity securities:
Interest received/accrued	$—	$—	$58
Accretion of purchase discount	—	—	57
PIK interest received/accrued related to EFH Corp. Toggle Notes	—	—	99
Total interest income related to held-to-maturity securities	—	—	214
Available-for-sale securities:
Interest received/accrued	232	178	8
Accretion of purchase discount	92	140	4
PIK interest received/accrued related to EFH Corp. Toggle Notes	288	308	—
Gain on retirement of EFH Corp. Toggle Notes (Note 5)	—	3	—
Impairments related to issuer credit	(14)	(77)	(17)
Total interest income related to available-for-sale securities	598	552	(5)
Total interest income	$598	$552	$209

Impairments — In 2012, we deemed the declines in values of the TCEH securities were other than temporary and recorded a $14 million impairment, which is reported as a reduction of interest income. We considered that the securities were in a loss position for an extended period and the effects of low wholesale power prices on the profitability and cash flows of TCEH (which has below investment grade credit ratings) were unlikely to reverse in the near term. In 2011, we deemed the declines in values of EFH Corp. and TCEH securities were other than temporary and recorded a $77 million impairment recorded as a reduction of interest income. We considered that the securities were in a loss position for more than 12 months and the effect of low wholesale power prices on the profitability and cash flows of EFH Corp. and TCEH (both of which have below investment grade credit ratings) were unlikely to reverse in the near term. In 2010, we recorded a $17 million impairment of TCEH securities.

We determine value under the fair value hierarchy established in accounting standards. Under the fair value hierarchy, Level 2 valuations are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences. The fair value of our investment in long-term debt of affiliates is estimated at the lesser of either the call price or the market value as determined by broker quotes and quoted market prices for similar securities in active markets. For the periods presented, the fair values of our investment in long-term debt of affiliates represent Level 2 valuations. At December 31, 2012, unaffiliated parties held 2% of the outstanding EFH Corp. Toggle Notes and 4% of the outstanding EFH Corp 10.875% Notes; EFIH held the remaining outstanding notes.

Our liquidity needs represent interest and principal payments on our long-term debt and payments of income taxes to EFH Corp., which we expect to fund with distributions we receive from Oncor Holdings, interest and principal payments we receive on investments in TCEH and EFH Corp. debt securities and as necessary, additional liquidity sources including borrowings from EFH Corp. The indentures governing the EFIH Notes do not limit our ability to dividend the EFH Corp. debt securities that we hold to EFH Corp. so long as we received such securities in exchange for the issuance of EFIH debt, which applies to all the EFH Corp. debt we currently hold.

4.	INCOME TAXES

EFH Corp. files a US federal income tax return that includes the results of EFCH, EFIH, Oncor Holdings and TCEH. Oncor is a partnership for US federal income tax purposes and is not a corporate member of the EFH Corp. consolidated group.

EFH Corp. and its subsidiaries (including EFCH, EFIH, and TCEH, but not including Oncor Holdings and Oncor) are bound by a Federal and State Income Tax Allocation Agreement, which provides, among other things, that each of EFCH, EFIH, TCEH and any other subsidiaries under the agreement is required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. Accordingly, our income tax expense and related balance sheet amounts are recorded as if we file our own corporate income tax returns. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities as required under accounting rules. Income tax assets and liabilities related to pushed down debt are settled as membership interests transactions.

EFH Corp., Oncor Holdings and Oncor are parties to a separate tax sharing agreement, which governs the computation of federal income tax liability between EFH Corp., on one hand, and Oncor Holdings and Oncor, on the other hand, and similarly provides for payments to EFH Corp. in an amount calculated to approximate the amount of tax liability as if Oncor Holdings and Oncor filed separate corporate tax returns.

The components of our income tax expense are as follows:

	Year Ended December 31,
	2012	2011	2010
Current:
US federal	$25	$72	$(187)
State	4	3	1
Deferred:
US federal	(2)	(2)	144
Total income tax expense (benefit)	$27	$73	$(42)

Reconciliation of income taxes computed at the US federal statutory rate to income tax expense:

	Year Ended December 31,
	2012	2011	2010
Income (loss) before income taxes	$72	$204	$(106)
Income taxes at the US federal statutory rate of 35%	25	72	(37)
Other	2	1	(5)
Income tax expense (benefit)	$27	$73	$(42)
Effective rate	37.5%	35.8%	39.6%

Deferred income taxes provided for temporary differences based on tax laws in effect at December 31, 2012 and 2011 are as follows:

	December 31, 2012			December 31, 2011
	Total	Current	Noncurrent	Total	Current	Noncurrent
Deferred Income Tax Assets:
Accrued interest	$5	$—	$5	$9	$—	$9
Debt extinguishment gains (Note 5)	75	—	75	—	—	—
Debt fair value	—	—	—	6	—	6
Total	80	—	80	15	—	15
Deferred Income Tax Liabilities:
Debt extinguishment gains related to pushed down debt of EFH Corp. (Note 5)	104	—	104	104	—	104
Debt fair value discount	85	—	85	19	—	19
Total	189	—	189	123	—	123
Net Deferred Income Tax (Asset) Liability	$109	$—	$109	$108	$—	$108

5.	LONG-TERM DEBT

At December 31, 2012 and 2011, long-term debt consisted of the following:

	December 31,
	2012	2011
Debt issued by EFIH:
6.875% Fixed Senior Secured First Lien Notes due August 15, 2017	$503	$—
9.75% Fixed Senior Secured First Lien Notes due October 15, 2019	141	141
10% Fixed Senior Secured First Lien Notes due December 1, 2020	2,180	2,180
11% Fixed Senior Secured Second Lien Notes due October 1, 2021	406	406
11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022	1,750	—
11.25% / 12.25% Senior Toggle Notes due December 1, 2018	1,304	—
Unamortized premium	351	—
Unamortized discount	(131)	—
Total debt issued by EFIH	6,504	2,727
Pushed down debt (a):
10% EFH Corp. Fixed Senior Secured Notes due January 15, 2020	331	331
9.75% EFH Corp. Fixed Senior Secured Notes due October 15, 2019	57	57
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017	32	98
11.25/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017	30	220
Unamortized premium	—	3
Total pushed down debt	450	709
Total long-term debt (b)	$6,954	$3,436
________________

(a)	Represents 50% of the amount of these EFH Corp. securities guaranteed by EFIH and pushed down per the discussion below under "Guarantees and Push Down of EFH Corp. Debt."

(b)	EFIH had no long-term debt due currently at December 31, 2012 and 2011.

Debt Related Activity in 2013

Issuance of EFIH 10% Notes and EFIH Toggle Notes in Exchange for EFH Corp. and EFIH Debt — In exchanges in January 2013, EFIH and EFIH Finance issued $1.302 billion principal amount of EFIH 10% Senior Secured Notes due 2020 (New EFIH 10% Notes) for $1.310 billion total principal amount of EFH Corp. and EFIH senior secured notes consisting of: (i) $113 million principal amount of EFH Corp. 9.75% Senior Secured Notes due 2019 (EFH Corp. 9.75% Notes), (ii) $1.058 billion principal amount of EFH Corp. 10% Senior Secured Notes due 2020 (EFH Corp. 10% Notes), and (iii) $139 million principal amount of EFIH 9.75% Senior Secured Notes due 2019 (EFIH 9.75% Notes). The New EFIH 10% Notes have terms and conditions substantially the same as the existing EFIH 10% Notes discussed below. EFIH cancelled the EFIH notes it received in the exchanges.

In connection with these debt exchange transactions, EFH Corp. received the requisite consents from holders of the EFH Corp. 9.75% Notes and EFH Corp. 10% Notes and EFIH received the requisite consents from holders of the EFIH 9.75% Notes applicable to certain amendments to the respective indentures governing such notes. These amendments, among other things, (i) eliminated EFIH's pledge of its 100% ownership of the membership interests it owns in Oncor Holdings as collateral for the EFH Corp. 9.75% Notes, EFH Corp. 10% Notes and EFIH 9.75% Notes, (ii) made EFCH and EFIH unrestricted subsidiaries under the EFH Corp. 9.75% Notes and EFH Corp. 10% Notes, thereby eliminating EFCH's and EFIH's guarantees of the notes, (iii) eliminated substantially all of the restrictive covenants in the indentures and (iv) eliminated certain events of default, modified covenants regarding mergers and consolidations and modified or eliminated certain other provisions in such indentures.

In additional exchanges in January 2013, EFIH and EFIH Finance issued $89 million principal amount of additional 11.25%/12.25% Toggle Notes due 2018 (EFIH Toggle Notes) for $95 million total principal amount of EFH Corp. senior notes consisting of: (i) $31 million principal amount of EFH Corp. 10.875% Senior Notes due 2017 (EFH Corp. 10.875% Notes), (ii) $33 million principal amount of EFH Corp. 11.25%/12.00% Senior Toggle Notes due 2017 (EFH Corp. Toggle Notes), (iii) $2 million principal amount of EFH Corp. 5.55% Series P Notes due 2014 (EFH Corp. 5.55% Notes) and (iv) $29 million principal amount of EFH Corp. 6.50% Series Q Notes due 2024 (EFH Corp. 6.50% Notes). The additional EFIH Toggle Notes have the same terms and conditions as the existing EFIH Toggle Notes discussed below.

In December 2012 and early 2013, EFIH returned $6.518 billion principal amount of EFH Corp. debt that it received in debt exchanges, including $1.799 billion received in December 2012 and January 2013, as a dividend to EFH Corp., which cancelled them, leaving $1.361 billion principal amount of affiliate debt still held by EFIH. The debt returned included $1.754 billion principal amount of EFH Corp. 10.875% Notes, $3.593 billion principal amount of EFH Corp. Toggle Notes, $1.058 billion principal amount of EFH Corp. 10% Notes and $113 million principal amount of EFH Corp. 9.75% Notes.

Debt Related Activity in 2012

Issuance of EFIH Toggle Notes in Exchange for EFH Corp. Debt — In exchanges in December 2012, EFIH and EFIH Finance issued $1.304 billion principal amount of EFIH Toggle Notes in exchange for $1.761 billion total principal amount of EFH Corp. debt consisting of $234 million of EFH Corp. 5.55% Notes, $510 million of EFH Corp. 6.50% Notes, $453 million of EFH Corp. 6.55% Series R Senior Notes due 2034 (EFH Corp. 6.55% Notes), $132 million of EFH Corp. 10.875% Notes and $432 million of EFH Corp. Toggle Notes.

In connection with the debt exchange transactions, EFH Corp. received the requisite consents from holders of the EFH Corp. 6.50% Notes and EFH Corp. 6.55% Notes applicable to certain amendments to the respective indentures governing such notes. These amendments, among other things, eliminated substantially all of the restrictive covenants, eliminated certain events of default, modified covenants regarding mergers and consolidations and modified or eliminated certain other provisions in such indentures, including the limitation on the incurrence of secured indebtedness.

Accounting and Income Tax Effects of the December 2012 Debt Exchanges — In consideration of the circumstances and terms of the exchanges, accounting rules require that the gain on the exchanges, which totaled $336 million, be deferred and amortized to interest income over the life of the debt issued. The deferred gain is reported as debt premium associated with the EFIH Toggle Notes. The deferred gain and the related deferred tax asset were pushed down to EFIH as a membership interests transaction.

The EFIH Toggle Notes mature in December 2018, with interest payable semiannually on June 1 and December 1 beginning June 1, 2013 at a fixed rate of 11.25% per annum for cash interest and 12.25% per annum for PIK Interest. For any interest period until June 1, 2016, EFIH may elect to pay interest on the Toggle Notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new EFIH Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. Once EFIH makes a PIK election, the election is valid for each succeeding interest payment period until EFIH revokes the election. The interest payment due on June 1, 2013 will be paid 100% in PIK interest.

The indenture governing the EFIH Toggle Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, EFIH's and its restricted subsidiaries' ability to:

•	make restricted payments, including certain investments;

•	incur debt and issue preferred stock;

•	create liens;

•	enter into mergers or consolidations;

•	sell or otherwise dispose of certain assets, and

•	engage in certain transactions with affiliates.

The indenture also contains customary events of default, including, among others, failure to pay principal or interest on the notes when due. If certain events of default occur and are continuing under the notes and the indenture, the trustee or the holders of at least 30% in principal amount outstanding of the notes may declare the principal amount of the notes to be due and payable immediately. Currently, there are no restricted subsidiaries under the indenture (other than EFIH Finance, which has no assets). Oncor Holdings, Oncor and their respective subsidiaries are unrestricted subsidiaries under the EFIH Toggle Notes and the indenture and, accordingly, are not subject to any of the restrictive covenants in the notes and the related indenture.

Until December 1, 2014, EFIH may redeem, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of the EFIH Toggle Notes from time to time at a redemption price of 111.25% of the aggregate principal amount of the notes being redeemed, plus accrued interest. EFIH may redeem the notes at any time prior to December 1, 2014 at a price equal to 100% of their principal amount, plus accrued interest and the applicable premium as defined in the indenture governing the notes. EFIH may also redeem the notes, in whole or in part, at any time on or after December 1, 2014, at specified redemption prices, plus accrued interest. Upon the occurrence of a change of control (as described in the indenture governing the notes), EFIH must offer to repurchase the notes at 101% of their principal amount, plus accrued interest.

The EFIH Toggle Notes were issued in private placements and are not registered under the Securities Act. EFIH has agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH Toggle Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable notes for the EFIH Toggle Notes. If the registration statement has not been filed and declared effective within 365 days after the date the initial EFIH Toggle notes were issued (a Registration Default), the annual interest rate on the notes will increase by 25 basis points for the first 90-day period during which a Registration Default continues, and thereafter, the annual interest rate on the notes will increase by 50 basis points for the remaining period during which the Registration Default continues. If the Registration Default is cured, the interest rate on the notes will revert to the original level.

Issuances of EFIH 6.875% Senior Secured Notes — In October 2012, EFIH and EFIH Finance issued $253 million principal amount of 6.875% Senior Secured Notes due 2017 (EFIH 6.875% Notes). The offering was issued at a premium of $8 million, which will be amortized to interest expense over the life of the notes. In August 2012, EFIH and EFIH Finance issued $250 million principal amount of EFIH 6.875% Notes and $600 million principal amount of 11.75% Senior Secured Second Lien Notes due 2022 (EFIH 11.75% Notes). The EFIH 11.75% Notes are discussed further below. Of the net proceeds from the August 2012 issuances, $680 million was placed in escrow (and is reported as restricted cash in the balance sheet) and was issued as a dividend to EFH Corp. in January 2013, and EFH Corp. used the dividend and cash on hand to repay the balance of the TCEH Demand Notes, which totaled $698 million at December 31, 2012. Remaining proceeds from the August and October 2012 issuances are to be used for general corporate purposes.

The EFIH 6.875% Notes mature in August 2017, with interest payable in cash semiannually in arrears on February 15 and August 15, beginning February 15, 2013, at a fixed rate of 6.875% per annum. The EFIH 6.875% Notes are secured on a first-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 10% Notes.

The EFIH 6.875% Notes are senior obligations of EFIH and rank equally in right of payment with all senior indebtedness of EFIH and are senior in right of payment to any future subordinated indebtedness of EFIH. The EFIH 6.875% Notes are effectively senior to all unsecured indebtedness of EFIH, to the extent of the value of the EFIH Collateral, and are effectively subordinated to any indebtedness of EFIH secured by assets of EFIH other than the EFIH Collateral, to the extent of the value of such assets. Furthermore, the EFIH 6.875% Notes are structurally subordinated to all indebtedness and other liabilities of EFIH's subsidiaries (other than EFIH Finance), including Oncor Holdings and its subsidiaries.

The indenture governing the EFIH 6.875% Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, EFIH's and its restricted subsidiaries' ability to:

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

There currently are no restricted subsidiaries under the indenture related to the EFIH 6.875% Notes (other than EFIH Finance, which has no assets). Oncor Holdings, the immediate parent of Oncor, and its subsidiaries are unrestricted subsidiaries under the indenture and, accordingly, are not subject to any of the restrictive covenants in the indenture.

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

Issuances of EFIH 11.75% Senior Secured Second Lien Notes — In February and August 2012, EFIH and EFIH Finance issued $1.150 billion and $600 million principal amount of EFIH 11.75% Notes, respectively. The February 2012 offerings were issued at a discount of $12 million, and the August 2012 offering was issued at a premium of $14 million, both of which will be amortized to interest expense over the life of the notes. The net proceeds from the February 2012 issuance were used to pay a $950 million dividend to EFH Corp., and the balance was retained as cash on hand. EFH Corp. used the dividend to repay a portion of the demand notes payable by EFH Corp. to TCEH. Use of proceeds from the August 2012 issuance is discussed above in connection with the issuance of EFIH 6.875% Notes.

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

The EFIH 11.75% Notes were issued in private placements and are not registered under the Securities Act. EFIH has agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH 11.75% Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable notes for the EFIH 11.75% Notes. Because the exchange offer was not completed by February 5, 2013, the annual interest rate on the notes increased by 25 basis points and will remain at that level until the earlier of the completion of the exchange offer or May 6, 2013. If the exchange offer is not complete by May 6, 2013, the annual interest rate on the notes will increase by another 25 basis points (to 12.25%) until the exchange offer is complete. Once the exchange offer is complete, the interest rate on the notes will revert to the original level.

Debt Related Activity in 2011

Issuance of EFIH 11% Senior Secured Second Lien Notes in Exchange for EFH Corp. Debt — In April 2011, EFIH and EFIH Finance issued $406 million principal amount of 11% Senior Secured Second Lien Notes due 2021 (EFIH 11% Notes) in exchange for $428 million of EFH Corp. debt consisting of $163 million principal amount of EFH Corp. 10.875% Notes, $229 million principal amount of EFH Corp. Toggle Notes and $36 million principal amount of EFH Corp. 5.55% Notes. At the date of the exchange, 50% of the outstanding EFH Corp. 10.875% and Toggle Notes had been pushed down to EFIH for reporting purposes.

2011 EFH Corp. Debt Exchange — In October 2011, EFH Corp. issued $53 million principal amount of new EFH Corp. Toggle Notes in exchange for $65 million principal amount of EFH Corp. 5.55% Notes, which EFH Corp. retired. The new EFH Corp. Toggle Notes, which were subject to push down to our balance sheet, had substantially the same terms and conditions and were subject to the same indenture as the existing EFH Corp. Toggle Notes. Concurrent with the exchange, we issued a dividend to EFH Corp. of $53 million principal amount of EFH Corp. Toggle Notes with a carry value of $45 million and recognized $3 million of gain in interest income that was previously recorded in other comprehensive income.

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

The amount reflected in our balance sheet as pushed down debt ($450 million and $709 million at December 31, 2012 and 2011, respectively, as shown in the long-term debt table above) represents 50% of the principal amount (plus unamortized premium) of the EFH Corp. Merger-related debt guaranteed by EFIH. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., we record the settlement of such amounts as noncash capital contributions from EFH Corp.

The tables below present, at December 31, 2012 and 2011, an analysis of the total outstanding principal amount of EFH Corp. debt that EFIH and EFCH have guaranteed (fully and unconditionally on a joint and several basis), as (i) amounts that EFIH held as an investment, (ii) amounts held by nonaffiliates subject to push down to our balance sheet and (iii) amounts held by nonaffiliates that are not Merger-related. As discussed in note (a) to the December 31, 2012 table below, as a result of transactions in early 2013, debt guaranteed now totals only $60 million. The guarantee is not secured.

December 31, 2012 (a)
Securities Guaranteed (principal amounts)	Held by EFIH	Subject to Push Down	Not Merger-Related	Total Guaranteed
EFH Corp. 9.75% and 10% Senior Secured Notes	$—	$776	$400	$1,176
EFH Corp. 10.875% Senior Notes	1,685	64	—	1,749
EFH Corp. 11.25/12.00% Senior Toggle Notes	3,441	60	—	3,501
Subtotal	$5,126	$900	$400	6,426
TCEH Demand Notes (Note 8)				698
Total				$7,124
________________

(a)
As a result of transactions completed in early 2013, as discussed above, the $5.126 billion principal amount of EFH Corp. Senior Notes were returned as a dividend to EFH Corp., which cancelled them, substantially all of the $1.176 billion principal amount of EFH Corp. Senior Secured Notes have been cancelled, $64 million of the $124 million principal amount of EFH Corp. Senior Notes subject to push down have been cancelled and the TCEH Demand Notes have been settled.

December 31, 2011
Securities Guaranteed (principal amounts)	Held by EFIH	Subject to Push Down	Not Merger-Related	Total Guaranteed
EFH Corp. 9.75% and 10% Senior Secured Notes	$—	$776	$400	$1,176
EFH Corp. 10.875% Senior Notes	1,591	196	—	1,787
EFH Corp. 11.25/12.00% Senior Toggle Notes	2,784	438	—	3,222
Subtotal	$4,375	$1,410	$400	6,185
TCEH Demand Notes (Note 8)				1,592
Total				$7,777

Maturities

As shown above, all of EFIH's debt matures between 2017 and 2022.

EFIH 10% Senior Secured Notes

At December 31, 2012 and January 31, 2013, the principal amount of the EFIH 10% Notes totaled $2.180 billion and $3.482 billion, respectively. The notes mature in December 2020, with interest payable in cash semiannually in arrears on June 1 and December 1 at a fixed rate of 10% per annum. The notes are secured by the EFIH Collateral on an equal and ratable basis with the EFIH 6.875% Notes as discussed above.

The EFIH 10% Notes are senior obligations of EFIH and rank equally in right of payment with all existing and future senior indebtedness of EFIH, including the EFIH 6.875% Notes. The EFIH 10% Notes have substantially the same terms, covenants and events of default as the EFIH 6.875% Notes discussed above.

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

EFIH 11% Senior Secured Second Lien Notes

At December 31, 2012, the principal amount of the EFIH 11% Notes totaled $406 million. The notes mature in October 2021, with interest payable in cash semiannually in arrears on May 15 and November 15 at a fixed rate of 11% per annum. The notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11.75% Notes.

The EFIH 11% Notes are senior obligations of EFIH and EFIH Finance and rank equally in right of payment with all senior indebtedness of EFIH and are effectively senior in right of payment to all existing or future unsecured debt of EFIH to the extent of the value of the EFIH Collateral. The notes have substantially the same terms, covenants and events of default as the EFIH 11.75% Notes discussed above.

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

Material Cross Default/Acceleration Provisions

Certain of our financing arrangements contain provisions that could result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could or does result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions.

Fair Value of Long-Term Debt

At December 31, 2012 and 2011, the estimated fair value of our long-term debt (including pushed down debt) totaled $7.258 billion and $3.494 billion, respectively, and the carrying amount totaled $6.954 billion and $3.436 billion, respectively. We determine fair value in accordance with accounting standards and at December 31, 2012 represents Level 2 valuations. We obtain security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

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

Cash Distributions

In January 2013, EFIH's board of directors declared, and EFIH paid, a cash distribution to EFH Corp. of $680 million (which as of December 31, 2012 was recorded as restricted cash), which was used by EFH Corp. to settle the TCEH Demand Notes (see Note 5).

For the year ended December 31, 2012, EFIH's board of directors declared, and EFIH paid a cash distribution to EFH Corp. of $950 million, which was used by EFH Corp. to partially settle the TCEH Demand Notes (see Note 5). EFIH did not declare or pay any cash distributions for the year ended December 31, 2011. EFIH's board of directors declared and EFIH paid a cash distribution of $2 million for the year ended December 31, 2010.

The indentures governing the EFIH Notes include covenants that, among other things and subject to certain exceptions, restrict our ability to pay dividends or make other distributions with respect to our membership interests. Accordingly, our net income is restricted from being used to make distributions with respect to our membership interests unless such distributions are expressly permitted under the indentures. The indentures further restrict us from making any distribution to EFH Corp. for the ultimate purpose of making a dividend on EFH Corp.'s common stock unless at the time, and after giving effect to such distribution, our consolidated leverage ratio is equal to or less than 6.0 to 1.0. Under the indentures governing the EFIH Notes, the term "consolidated leverage ratio" is defined as the ratio of EFIH's consolidated total debt (as defined in the indentures) to EFIH's Adjusted EBITDA on a consolidated basis, including Oncor Holdings and its subsidiaries. EFIH's consolidated leverage ratio was 7.0 to 1.0 at December 31, 2012.

In addition, under applicable law, we are prohibited from paying any distribution to the extent that immediately following payment of such distribution, we would be insolvent.

Noncash Distributions to EFH Corp.

See Notes 3 and 5 for details of debt securities we acquired in debt exchange transactions in December 2012 and January 2013 and securities returned as a dividend to EFH Corp. The indentures governing our debt do not limit our ability to dividend EFH Corp. debt securities to EFH Corp. so long as we received such securities in exchange for the issuance of EFIH debt.

In October 2011, we distributed to EFH Corp. $53 million aggregate principal amount of EFH Corp. Toggle Notes, which were retired by EFH Corp. as discussed in Note 5. The distribution was recorded as a reduction of membership interests in the amount of the carrying value of the notes ($45 million).

Equity Interests in Oncor

At December 31, 2012, ownership of Oncor's membership interests was as follows: 80.03% held indirectly by EFH Corp., 0.22% held indirectly by Oncor's management and board of directors and 19.75% held by Texas Transmission.

Capital Contributions

In August 2010, EFH Corp. made a capital contribution to EFIH of $440 million in cash to support EFIH's debt exchange transaction for EFH Corp. 10.875% Notes and Toggle Notes.

See Notes 1 and 5 for discussion of noncash contributions from EFH Corp. related to debt pushed down to EFIH in accordance with SEC Staff Accounting Bulletin Topic 5-J.

8.	RELATED–PARTY TRANSACTIONS

The following represent our significant related-party transactions in addition to the EFH Corp. and TCEH debt securities held by EFIH as discussed in Note 3:

•
EFH Corp. files consolidated federal income tax and Texas state margin tax returns, and under a tax sharing agreement, allocates income tax liabilities to us substantially as if we were filing our own corporate income tax returns. Our income tax receivable from EFH Corp. totaled $1 million at December 31, 2012 and was reported as current. Our income tax payable to EFH Corp. totaled $119 million at December 31, 2011 and was reported as noncurrent because we did not expect to pay it in 2012, and we had the ability to defer such payments. Our income tax payments to EFH Corp. totaled $180 million and $30 million for the years ended December 31, 2012 and 2011, respectively, and we made no income tax payments to EFH Corp. for the year ended December 31, 2010. See discussion below in this note regarding allocation of income tax liabilities to Oncor Holdings and Oncor.

•
At December 31, 2012 and 2011, EFH Corp. had demand notes payable (TCEH Demand Notes) to TCEH totaling $698 million and $1.592 billion, respectively, arising from borrowings used to fund EFH Corp. debt principal and interest payments (P&I Note) and net borrowings for general corporate purposes (SG&A Note). The reduction of the TCEH Demand Note balance during 2012 and the settlement were substantially funded with the proceeds from EFIH debt issuances in 2012 (see Note 5).

•
In January 2013, fees paid to Goldman, Sachs & Co. (Goldman), an affiliate of GS Capital Partners, for services related to debt exchanges totaled $2 million, described as follows: (i) Goldman acted as a dealer manager for the offers by EFIH and EFIH Finance to exchange new EFIH 10% Notes for EFH Corp. 9.75% Notes, EFH Corp. 10% Notes and EFIH 9.75% Notes (collectively, the Old Notes) and as a solicitation agent in the solicitation of consents by EFH Corp. and EFIH and EFIH Finance to amendments to the Old Notes and indentures governing the Old Notes and (ii) Goldman acted as a dealer manager for the offers by EFIH and EFIH Finance to exchange EFIH Toggle Notes for EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes. See Note 5 for further discussion of these exchange offers.

For the year ended December 31, 2012, fees paid to Goldman related to debt issuances totaled $10 million, described as follows: (i) Goldman acted as a joint book-running manager and initial purchaser in the February 2012 issuance of $1.150 billion principal amount of EFIH 11.750% Senior Secured Second Lien Notes (see Note 5) for which it received fees totaling $7 million and (ii) Goldman acted as joint book-running manager and initial purchaser in the August 2012 issuance of $600 million principal amount of 11.750% Senior Secured Second Lien Notes and $250 million principal amount of EFIH 6.875% Senior Secured Notes (see Note 5) for which it received fees totaling $3 million. In the October 2012 issuance of $253 million EFIH 6.875% Notes, Goldman acted as joint book-running manager and initial purchaser for which it was paid $1 million. A broker-dealer affiliate of KKR served as a co-manager and initial purchaser and an affiliate of TPG served as an adviser in all of these transactions, for which they each received a total of $4 million.

For the year ended December 31, 2010, Goldman acted as a dealer manager and solicitation agent in EFH Corp. and EFIH debt exchange offers completed in August 2010 for which it received fees totaling $7 million.

•	Affiliates of the Sponsor Group have sold or acquired, and in the future may sell or acquire, debt or debt securities issued by us in open market transactions or through loan syndications.

See Note 5 regarding guarantees and push-down of certain EFH Corp. debt and Note 7 regarding distributions to, and contributions from, EFH Corp. and settlement of certain income taxes payable.

[I] Significant related-party transactions between Oncor Holdings (including its consolidated subsidiary Oncor) and EFH Corp., other affiliates of EFH Corp. and the Sponsor Group are as follows:

•
Oncor receives payments from TCEH for services it provides, principally the delivery of electricity. Revenues recorded by Oncor for these services totaled $1.0 billion, $1.0 billion and $1.1 billion for the years ended December 31, 2012, 2011 and 2010, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. These revenues from TCEH represented 29%, 33% and 36% of Oncor Holdings' operating revenues for the years ended December 31, 2012 and 2011, respectively. Oncor Holdings' balance sheets at December 31, 2012 and 2011 reflect receivables from affiliates totaling $53 million and $138 million, respectively, primarily consisting almost entirely of trade receivables from TCEH related to these electricity delivery fees.

•
In August 2012, TCEH and Oncor agreed to settle at a discount two agreements related to securitization (transition) bonds issued by Oncor's bankruptcy-remote financing subsidiary in 2003 and 2004 to recover generation-related regulatory assets. Under the agreements, TCEH had been reimbursing Oncor as described immediately below. Under the settlement, TCEH paid, and Oncor received, $159 million in cash. The settlement was executed by EFIH acquiring the right to reimbursement under the agreements from Oncor and then selling these rights for the same amount to TCEH. The transaction resulted in a decrease of approximately $2 million (after tax) in Oncor's membership interests in accordance with accounting rules for related party transactions. Accordingly, the transaction resulted in a decrease of approximately $1 million (reflecting our 80% interest in Oncor) in our investment in unconsolidated subsidiary with an offsetting decrease in equity.

Oncor collects transition surcharges from its customers to recover the transition bond payment obligations. Oncor's incremental income taxes related to the transition surcharges it collects had been reimbursed by TCEH quarterly under a noninterest bearing note payable to Oncor that was to mature in 2016. The note balance at the August 2012 settlement date totaled $159 million. TCEH's payments on the note totaled $20 million, $39 million and $37 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Under an interest reimbursement agreement, TCEH had reimbursed Oncor on a monthly basis for interest expense on the transition bonds. The remaining interest to be paid through 2016 under the agreement totaled $53 million at the August 2012 settlement date. Only the monthly accrual of interest under this agreement was reported as a receivable by Oncor. This interest income totaled $16 million, $32 million and $37 million for the years ended December 31, 2012, 2011 and 2010, respectively.

•
Oncor pays EFH Corp. subsidiaries for certain administrative services and shared facilities at cost. These costs, which are primarily reported in operation and maintenance expenses, totaled $35 million, $38 million and $40 million for the years ended December 31, 2012, 2011 and 2010, respectively.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH's balance sheet) is funded by a delivery fee surcharge collected from REPs by Oncor, as collection agent, and remitted monthly to TCEH, The delivery fee surcharges remitted to TCEH totaled $16 million, $17 million and $16 million for the years ended December 31, 2012, 2011 and 2010, respectively.

•
EFH Corp. files a consolidated federal income tax return that includes Oncor Holdings' results. Oncor is not a member of EFH Corp.'s consolidated tax group, but EFH Corp.'s consolidated federal income tax return includes EFH Corp.'s portion of Oncor's results as a result of EFH Corp.'s equity ownership in Oncor. EFH Corp. also files a consolidated Texas state margin tax return that includes all of Oncor Holdings' and Oncor's results. However, under a tax sharing agreement, Oncor Holdings and Oncor record their federal income and Texas state margin taxes substantially as if Oncor Holdings and Oncor were filing their own corporate income tax returns. Oncor Holdings and Oncor had a current payable to EFH Corp. related to income taxes of $34 million and $2 million at December 31, 2012 and 2011, respectively. Oncor Holdings and Oncor made income tax payments to EFH Corp. totaling $35 million and $107 million for the years ended December 31, 2012 and 2010, respectively, and received income tax refunds from EFH Corp totaling $89 million (net of $20 million in tax payments by Oncor Holdings) for the year ended December 31, 2011.

•
Oncor has PUCT-approved tariffs in place to assure adequate credit worthiness of any REP to support the REP's obligation to collect transition bond-related charges on behalf of Oncor Electric Delivery Transition Bond Company LLC. Under these tariffs, as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at December 31, 2012 and 2011, TCEH had posted letters of credit in the amount of $11 million and $12 million, respectively, for Oncor's benefit.

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

•
Oncor has participated in plans sponsored by EFH Corp. that provide pension, health care and other retiree benefits. Accordingly, Oncor Holdings' consolidated financial statements have reflected allocations to Oncor of amounts related to these retiree benefit plans. Certain regulatory provisions allow for the recovery by Oncor of retiree benefit costs for all applicable former employees of EFH Corp.'s regulated predecessor integrated electric utility, which in addition to Oncor's active and retired employees consists largely of active and retired personnel engaged in TCEH's activities, related to service of those additional personnel prior to the deregulation and disaggregation of EFH Corp.'s businesses effective January 1, 2002. Accordingly, Oncor and TCEH entered into an agreement whereby Oncor assumed responsibility for applicable retiree benefit costs related to those personnel.

In the fourth quarter 2012, EFH Corp. implemented certain amendments to its pension plan. These amendments resulted, in part, in the splitting off of the assets and liabilities under the plan associated with employees of Oncor and all retirees and terminated vested employees of EFH Corp. and its subsidiaries (including discontinued businesses) to a new plan that is sponsored and administered by Oncor (the Oncor Plan). In connection with this change, EFH Corp. fully funded the obligations being assumed by the Oncor Plan that relate to participants' benefits not recoverable by Oncor. Transition to and implementation of the Oncor Plan is not expected to materially affect Oncor's reported results of operations, financial condition or cash flows.

Under ERISA, EFH Corp. and Oncor are jointly and severally liable for the funding of the EFH Corp. and Oncor pension plans. EFH Corp. views the risk of this retained liability under ERISA related to the Oncor Plan to not be significant. Oncor's retained liability under ERISA relates to the nonrecoverable portion of the unfunded obligation for EFH Corp.'s active employees under collective bargaining, which totaled approximately $20 million at December 31, 2012.

9.	SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges

	Year Ended December 31,
	2012	2011	2010
Interest paid/accrued	$434	$264	$95
Interest expense related to pushed down debt	75	78	211
Interest to be paid with additional toggle notes	12	—	—
Amortization of debt exchange and issuance costs	5	6	9
Total interest expense and related charges	$526	$348	$315

Supplemental Cash Flow Information

	Year Ended December 31,
	2012	2011	2010
Cash payments (receipts) related to:
Interest paid	$352	$257	$76
Interest received on investment in long-term debt of affiliates	(184)	(184)	(87)
Income tax payments	180	30	—
Noncash investing and financing activities:
Receipt of additional EFH Corp. Toggle Notes in lieu of cash interest	344	312	130
Parent's payment of interest on pushed-down debt accounted for as a contribution of capital (net of tax) (Note 7)	22	33	(99)
Capital contribution related to settlement of certain income taxes payable (a)	—	30	40
Effect of push down of debt from EFH Corp.	(282)	(167)	(1,618)
Debt exchange transactions	457	22	989
Effect of retirement of EFH Corp. debt acquired in debt exchange (Note 5)	160	45	—
____________

(a)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of noncontrolling interests in Oncor.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of EFIH's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at December 31, 2012. Based on the evaluation performed, EFIH's management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

There has been no change in EFIH's internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, EFIH's internal control over financial reporting.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
MANAGEMENT'S ANNUAL REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Energy Future Intermediate Holding Company LLC is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) for the company. Energy Future Intermediate Holding Company LLC's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition or the deterioration of compliance with procedures or policies.

The management of Energy Future Intermediate Holding Company LLC performed an evaluation as of December 31, 2012 of the effectiveness of the company's internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission's (COSO's) Internal Control - Integrated Framework. Based on the review performed, management believes that as of December 31, 2012 Energy Future Intermediate Holding Company LLC's internal control over financial reporting was effective.

The independent registered public accounting firm of Deloitte & Touche LLP as auditors of the consolidated financial statements of Energy Future Intermediate Holding Company LLC has issued an attestation report on Energy Future Intermediate Holding Company LLC's internal control over financial reporting.

/s/ JOHN F. YOUNG	/s/ PAUL M. KEGLEVIC
John F. Young, Chair, President and	Paul M. Keglevic, Executive Vice President
Chief Executive	and Chief Financial Officer
February 19, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Energy Future Intermediate Holding Company LLC
Dallas, Texas

We have audited the internal control over financial reporting of Energy Future Intermediate Holding Company LLC (a subsidiary of Energy Future Holdings Corp. ("EFH Corp.")) and subsidiaries (“EFIH”) as of December 31, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. EFIH's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on EFIH's internal control over financial reporting based on our audit.

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

In our opinion, EFIH maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of December 31, 2012 and for the year ended December 31, 2012 of EFIH and our report dated February 19, 2013 expressed an unqualified opinion on those financial statements and included an emphasis of a matter paragraph related to debt securities of related parties held by EFIH, guarantees of EFH Corp. debt securities, and EFIH's primary liquidity needs being sourced from distributions from its equity method investment, Oncor Electric Delivery Holdings Company LLC and principal and interest payments on the EFH Corp. and Texas Competitive Electric Holdings Company LLC debt securities held by EFIH.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 19, 2013

Item 9B.	OTHER INFORMATION

None.

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 is not presented herein as EFIH meets the conditions set forth in General Instruction (I)(1)(a) and (b).

Item 11.	EXECUTIVE COMPENSATION

Item 11 is not presented herein as EFIH meets the conditions set forth in General Instruction (I)(1)(a) and (b).

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED EQUITY HOLDER MATTERS

Item 12 is not presented herein as EFIH meets the conditions set forth in General Instruction (I)(1)(a) and (b).

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 is not presented herein as EFIH meets the conditions set forth in General Instruction (I)(1)(a) and (b).

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the board of directors of EFH Corp. (Committee) has adopted a policy relating to the engagement of EFH Corp.'s independent auditor that applies to EFH Corp. and its consolidated subsidiaries, including EFIH. The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, and providing services necessary to complete SEC filings, Deloitte & Touche LLP may be engaged to provide non-audit services as described herein. Prior to engagement, all services to be rendered by the independent auditor must be authorized by the Committee in accordance with preapproval procedures which are defined in the policy. The preapproval procedures require: (i) the annual review and preapproval by the Committee of all anticipated audit and non-audit services; and (ii) the quarterly preapproval by the Committee of services, if any, not previously approved and the review of the status of previously approved services. The Committee may also approve certain ongoing non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates ("Deloitte & Touche") for EFIH in 2012 were preapproved by the Committee.

The policy defines those non-audit services which Deloitte & Touche may also be engaged to provide as follows:

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

For the years ended December 31, 2012 and 2011, fees billed (in US dollars) to EFIH by Deloitte & Touche were as follows:

	2012	2011
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other service requirements and provide comfort letters and consents.	$807,000	$192,500
Audit-Related Fees. Fees for services including employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	47,000	—
Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	—	—
All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, litigation assistance and training services	—	—
Total	$854,000	$192,500

PART IV.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Oncor Holdings Financial Statements are presented pursuant to Rules 3–09 and 3–16 of Regulation S-X as Exhibit 99(d).

(b)	Exhibits:
EFIH Exhibits to Form 10-K for the Fiscal Year Ended December 31, 2012

Exhibits	Previously Filed* With File Number	As Exhibit

(3(i))	Articles of Incorporation

3(a)	333-153529 Form S-4 (filed September 17, 2008)	3(c)	—	Certificate of Formation of Energy Future Intermediate Holding Company LLC, as amended

(3(ii))	By-laws

3(b)	1-34544 Form 10-K (filed February 21, 2012)	3(b)	—	Second Amended and Restated Limited Liability Company Agreement of Energy Future Intermediate Holding Company LLC

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

	Energy Future Intermediate Holding Company LLC

4(a)	1-12833 Form 8-K (filed November 20, 2009)	4.2	—	Indenture, dated as of November 16, 2009, among Energy Future Intermediate Holding Company LLC and EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee

4(b)	1-12833 Form 8-K (filed January 30, 2013)	4.3	—
Supplemental Indenture, dated January 25, 2013, to the indenture, dated November 16, 2009, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 9.75% Senior Secured Notes due 2019.

4(c)	1-12833 Form 10-K (filed August 18, 2010)	4.1	—
Indenture, dated August 17, 2010, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

4(d)	1-12833 Form 8-K (filed January 30, 2013)	4.4	—
First Supplemental Indenture, dated January 29, 2013, to the indenture, dated August 17, 2010, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

4(e)	1-12833 Form 10-Q (Quarter ended March 31, 2011) (filed April 29, 2011)	4(e)	—
Indenture, dated as of April 25, 2011, among Energy Future Intermediate Holding Company LLC, EFIH Finance, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11% Senior Secured Second Lien Notes due 2021.

4(f)	1-12833 Form 8-K (filed February 7, 2012)	4.1	—
First Supplemental Indenture, dated February 6, 2012, to the Indenture dated April 25, 2011, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 11.750% Senior Secured Second Lien Notes due 2022.

4(g)	1-12833 Form 8-K (filed February 29, 2012)	4.1	—
Second Supplemental Indenture, dated February 28, 2012, to the indenture dated April 25, 2011, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 11.750% Senior Secured Second Lien Notes due 2022.

Exhibits	Previously Filed* With File Number	As Exhibit

4(h)	1-12833 Form 10-Q (Quarter ended June 30, 2012) (filed July 31, 2012)	4(a)	—
Third Supplemental Indenture, dated May 31, 2012, to the indenture dated April 25, 2011, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 11.750% Senior Secured Second Lien Notes due 2022.

4(i)	1-12833 Form 8-K (filed August 17, 2012)	4.2	—
Fourth Supplemental Indenture, dated August 14, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11.75% Senior Secured Second Lien Notes due 2022.

4(j)	1-12833 Form 8-K (filed August 17, 2012)	4.1	—
Indenture, dated August 14, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.875% Senior Secured Notes due 2017.

4(k)	1-12833 Form 8-K (filed October 24, 2012)	4.1	—
First Supplemental Indenture, dated October 23, 2012, to the indenture, dated August 14, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc., and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.875% Senior Secured Notes due 2017.

4(l)	1-12833 Form 8-K (filed December 5, 2012)	4.1	—
Indenture, dated December 5, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc., and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11.25%/12.25% Senior Toggle Notes due 2018.

4(m)	1-12833 Form 8-K (filed December 21, 2012)	4.1	—
First Supplemental Indenture, dated December 19, 2012, to the indenture dated December 5, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc., and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11.25%/12.25% Senior Toggle Notes due 2018.

4(n)	1-34544 Form 8-K (filed January 30, 2013)	4.5	—
Second Supplemental Indenture, dated January 29, 2013, to the indenture dated December 5, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc., and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11.25%/12.25% Senior Toggle Notes due 2018.

4(o)		4.1	—
Third Supplemental Indenture, dated January 30, 2013, to the indenture, dated December 5, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc., and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11.25%/12.25% Senior Toggle Notes due 2018.

4(p)	1-12833 Form 10-Q (Quarter ended March 31, 2011) (filed April 29, 2011)	4(f)	—	Junior Lien Pledge Agreement, dated as of April 25, 2011, from Energy Future Intermediate Holding Company LLC, as pledgor, to The Bank of New York Mellon Trust Company, N.A., as collateral trustee.

4(q)	1-12833 Form 8-K (filed February 7, 2012)	4.2	—
Registration Rights Agreement, dated February 6, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance, Inc., the initial purchasers and the guarantors named therein, relating to 11.75% Senior Secured Second Lien Notes due 2022.

4(r)	1-12833 Form 8-K (filed February 29, 2012)	4.2	—
Registration Rights Agreement, dated February 28, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and the initial purchasers named therein, relating to 11.750% Senior Secured Second Lien Notes due 2022.

Exhibits	Previously Filed* With File Number	As Exhibit

4(s)	1-12833 Form 8-K (filed August 17, 2012)	4.3	—	Registration Rights Agreement, dated August 14, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and the initial purchasers named therein.

4(t)	1-12833 Form 8-K (filed October 24, 2012)	4.2	—	Registration Rights Agreement, dated October 23, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and the initial purchasers named therein.

4(u)	1-12833 Form 8-K (filed December 5, 2012)	4.2	—	Registration Rights Agreement, dated as of December 5, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and the exchange holders named therein.

	Energy Future Holdings Corp. (Merger-related push down debt)

4(v)	1-12833 Form 8-K (filed October 31, 2007)	4.1	—
Indenture, dated October 31, 2007, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon, as trustee, relating to Senior Notes due 2017 and Senior Toggle Notes due 2017.

4(w)	1-12833 Form 10-K (2009) (filed February 19, 2010)	4(f)	—
Supplemental Indenture, dated as of July 8, 2008, to the Indenture, dated as of October 31, 2007, relating to Energy Future Holdings Corp.’s 10.875% Senior Notes due 2017 and 11.25%/12.00% Senior Toggle Notes due 2017.

4(x)	1-12833 Form 10-Q (Quarter ended June 30, 2009) (filed August 4, 2009)	4(a)	—
Second Supplemental Indenture, dated as of August 3, 2009, to the Indenture, dated as of October 31, 2007, relating to Energy Future Holdings Corp.’s 10.875% Senior Notes due 2017 and 11.25%/12.00% Senior Toggle Notes due 2017.

4(y)	1-12833 Form 8-K (filed July 30, 2010)	99.1	—
Third Supplemental Indenture, dated as of July 29, 2010, to the Indenture dated as of October 31, 2007, relating to EFH Corp.’s 10.875% Senior Notes due 2017 and 11.250%/12.000% Senior Toggle Notes due 2017

4(z)	1-12833 Form 10-Q (Quarter ended September 30, 2011) (filed October 28, 2011)	4(b)	—	Fourth Supplemental Indenture, dated October 18, 2011, to the Indenture dated October 31, 2007.

4(aa)	1-12833 Form 8-K (filed November 20, 2009)	4.1	—
Indenture, dated November 16, 2009, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 9.75% Senior Secured Notes due 2019.

4(bb)	1-12833 Form 8-K (filed January 30, 2013)	4.1
Supplemental Indenture, dated January 25, 2013, to the indenture, dated November 16, 2009, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 9.75% Senior Secured Notes due 2019.

4(cc)	333-171253 Form S-4 (filed January 24, 2011)	4(k)	—
Indenture, dated January 12, 2010, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

4(dd)	333-165860 Form S-3 (filed April 1, 2010)	4(j)	—
First Supplemental Indenture, dated March 16, 2010, to the Indenture, dated January 12, 2010, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

Exhibits	Previously Filed* With File Number	As Exhibit

4(ee)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(a)	—
Second Supplemental Indenture, dated April 13, 2010, to the Indenture, dated January 12, 2010, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

4(ff)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(b)	—
Third Supplemental Indenture, dated April 14, 2010, to the Indenture, dated January 12, 2010, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured notes due 2020.

4(gg)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(c)	—
Fourth Supplemental Indenture, dated May 21, 2010, to the Indenture, dated January 12, 2010, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

4(hh)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(d)	—
Fifth Supplemental Indenture, dated July 2, 2010, to the Indenture, dated January 12, 2010, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

4(ii)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(e)	—
Sixth Supplemental Indenture, dated July 6, 2010, to the Indenture, dated January 12, 2010, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

4(jj)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(f)	—
Seventh Supplemental Indenture, dated July 7, 2010, to the Indenture, dated January 12, 2010, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

4(kk)	1-12833 Form 8-K (filed January 30, 2013)	4.2	—
Eighth Supplemental Indenture, dated January 25, 2013, to the Indenture, dated January 12, 2010, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

Oncor Electric Delivery Company LLC

4(ll)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York Mellon, as Trustee

4(mm)	1-12833 Form 8-K (filed October 31, 2005)	10.1	—	Supplemental Indenture No. 1, dated October 25, 2005, to the Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York Mellon.

4(nn)	333-100240 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	4(b)	—	Supplemental Indenture No. 2, dated May 15, 2008, to the Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(oo)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated May 6, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2012 and 7.000% Senior Notes due 2032.

Exhibits	Previously Filed* With File Number	As Exhibit

4(pp)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York Mellon, as Trustee.

4(qq)	333-100240 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	4(c)	—	Supplemental Indenture No. 1, dated May 15, 2008, to the Indenture and Deed of Trust, dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(rr)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated August 30, 2002, establishing the form and certain terms of Oncor Electric Delivery Company LLC’s 5.00% debentures due 2007 and 7.00% Debentures due 2022.

4(ss)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated December 20, 2002, establishing the form and certain terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2015 and 7.250% Senior Notes due 2033.

4(tt)	333-100240 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	4(a)	—	Deed of Trust, Security Agreement and Fixture Filing, dated May 15, 2008, by Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York, as Collateral Agent.

4(uu)	333-100240 Form 10-K (2008) (filed March 3, 2009)	4(n)	—
First Amendment, dated as of March 2, 2009, to Deed of Trust, Security Agreement and Fixture Filing, by and between Oncor Electric Delivery Company LLC and The Bank of New York Mellon (formerly The Bank of New York) as Trustee and Collateral Agent, dated May 15, 2008.

4(vv)	333-100240 Form 8-K (filed September 3, 2010)	10.1	—
Second Amendment, dated September 3, 2010, to Deed of Trust, Security Agreement and Fixture Filing, by and between Oncor Electric Delivery Company LLC, as grantor, to and for the benefit of The Bank of New York Mellon, as collateral agent, dated May 15, 2008.

4(ww)	333-100240 Form 8-K (filed November 15, 2011)	10.1	—
Third Amendment, dated November 10, 2011, to Deed of Trust, Security Agreement and Fixture Filing, by and between Oncor Electric Delivery Company LLC, as grantor, to and for the benefit of The Bank of New York Mellon, as collateral agent, dated May 15, 2008.

4(xx)	333-100242 Form 8-K (filed September 9, 2008)	4.1	—
Officer's Certificate, dated September 8, 2008, establishing the form and certain terms of Oncor Electric Delivery Company LLC's 5.95% Senior Secured Notes due 2013, 6.80% Senior Secured Notes due 2018 and 7.50% Senior Secured Notes due 2038.

4(yy)	333-100240 Form 8-K (filed September 16, 2010)	4.1	—	Officer's Certificate, dated September 13, 2010, establishing the form and certain terms of Oncor Electric Delivery Company LLC's 5.25% Senior Secured Notes due 2040.

4(zz)	333-100240 Form 8-K (filed October 12, 2010)	4.1	—
Officer's Certificate, dated October 8, 2010, establishing the form and certain terms of Oncor Electric Delivery Company LLC's 5.00% Senior Secured Notes due 2017 and 5.75% Senior Secured Notes due 2020.

4(aaa)	333-100240 Form 8-K (filed November 23, 2011)	4.1	—	Officer's Certificate, dated November 23, 2011, establishing the terms of Oncor Electric Delivery Company LLC's 4.55% Senior Secured Notes due 2041.

4(bbb)	333-100240 Form 8-K (filed November 23, 2011)	4.2	—
Registration Rights Agreement, dated November 23, 2011, among Oncor Electric Delivery Company LLC and the representatives of the initial purchasers of Oncor Electric Delivery Company LLC's 4.55% Senior Secured Notes due 2041.

Exhibits	Previously Filed* With File Number	As Exhibit

4(ccc)	333-100240 Form 8-K (filed May 18, 2012)	4.1		Officer's Certificate, dated May 18, 2012, establishing the terms of Oncor's 4.10% Senior Secured Notes due 2022 and 5.30% Senior Secured Notes due 2042.

4(ddd)	333-100240 Form 8-K (filed May 18, 2012)	4.2	—
Registration Rights Agreement, dated May 18, 2012, among Oncor Electric Delivery Company LLC and the representatives of the initial purchasers of Oncor's 4.10% Senior Secured Notes due 2022 and 5.30% Senior Secured Notes due 2042.

(10)	Material Contracts.

	Credit Agreements

10(a)	333-100240 Form 8-K (filed October 11, 2011)	10.1	—
Amended and Restated Revolving Credit Agreement, dated as of October 11, 2011, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, JPMorgan Chase Bank, N.A., as swingline lender, and JPMorgan Chase Bank, N.A., Barclays Bank PLC, The Royal Bank of Scotland plc, Bank of America, N.A. and Citibank N.A., as fronting banks for letters of credit issued thereunder.

10(b)	333-100240 Form 8-K (filed May 15, 2012)	10.1	—
Joinder Agreement, dated as of May 15, 2012, by and among Oncor, as Borrower, JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement, swingline lender and fronting bank, Barclays Bank PLC, Bank of America, N.A., Citibank, N.A. and The Royal Bank of Scotland PLC, as fronting banks, and each party identified as an “Incremental Lender” on the signature pages thereto.

10(c)	1-12833 Form 8-K (filed November 20, 2009)	4.3	—
Pledge Agreement, dated November 16, 2009, made by Energy Future Intermediate Holding Company LLC and the additional pledgers to The Bank of New York Mellon Trust Company, N.A., as collateral trustee for the holders of parity lien obligations.

10(d)	1-12833 Form 8-K (filed November 20, 2009)	4.4	—
Collateral Trust Agreement, dated November 16, 2009, among Energy Future Intermediate Holding Company LLC, The Bank of New York Mellon Trust Company, N.A., as first lien trustee and as collateral trustee, and the other secured debt representatives party thereto.

	Other Material Contracts

10(e)	333-100240 Form 10-K (2004) (filed March 23, 2005)	10(i)	—
Agreement, dated as of March 10, 2005, by and between Oncor Electric Delivery Company LLC and TXU Energy Company LLC allocating to Oncor Electric Delivery Company LLC the pension and post-retirement benefit costs for all Oncor Electric Delivery Company LLC employees who had retired or had terminated employment as vested employees prior to January 1, 2002.

10(f)	333-100240 Form 10-Q (Quarter ended September 30, 2008) (filed November 6, 2008)	3(a)	—
Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Holdings Company LLC, dated as of November 5, 2008, by and among Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Oncor Management Investment LLC.

10(g)	333-100240 Form 10-K (2008) (filed March 3, 2009)	3(c)	—
First Amendment to Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Company LLC, entered into as of February 18, 2009, by and among Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Oncor Management Investment LLC.

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

Exhibits	Previously Filed* With File Number	As Exhibit

10(i)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(eee)	—	Stipulation as approved by the PUCT in Docket No. 34077.

10(j)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(fff)	—	Amendment to Stipulation Regarding Section 1, Paragraph 35 and Exhibit B in Docket No. 34077.

10(k)	333-100240 Form 10-K (2010) (filed February 18, 2011)	10(ae)	—	PUCT Order on Rehearing in Docket No. 34077.

10(l)	333-100240 Form 10-Q (Quarter ended September 30, 2008) (filed November 6, 2008)	4(c)	—
Investor Rights Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

10(m)	1-12833 Form 10-Q (Quarter ended September 30, 2012) (filed October 30, 2012)	10(b)	—	Federal and State Income Tax Allocation Agreement, effective January 1, 2010, by and among members of the Energy Future Holdings Corp. consolidated group.

(12)	Statement Regarding Computation of Ratios.

12(a)			—	Computation of Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99(a)			—	Energy Future Intermediate Holding Company LLC Consolidated Adjusted EBITDA reconciliation for the years ended December 31, 2012 and 2011.

99(b)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the years ended December 31, 2012 and 2011.

99(c)	333-91935 Form S-3 (filed July 1, 2003)	99(a)	—	Financing Order.

99(d)			—	Oncor Electric Delivery Holdings Company LLC financial statements presented pursuant to Rules 3–09 and 3–16 of Regulation S–X.

Exhibits	Previously Filed* With File Number	As Exhibit

XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
____________

*	Incorporated herein by reference

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Energy Future Intermediate Holding Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
Date: February 19, 2013
	By	/s/ JOHN F. YOUNG
(John F. Young, Chair, President and Chief Executive)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Energy Future Intermediate Holding Company LLC and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	JOHN F. YOUNG	Principal Executive Officer	February 19, 2013
	(John F. Young, Chair, President and Chief Executive)	and Manager

/s/	PAUL M. KEGLEVIC	Principal Financial Officer	February 19, 2013
	(Paul M. Keglevic, Executive Vice President and Chief Financial Officer)	and Manager

/s/	STANLEY J. SZLAUDERBACH	Principal Accounting Officer	February 19, 2013
(Stanley J. Szlauderbach, Senior Vice President and Controller)

/s/	THOMAS D. FERGUSON	Manager	February 19, 2013
(Thomas D. Ferguson)

/s/	JEFFREY LIAW	Manager	February 19, 2013
(Jeffrey Liaw)

/s/	KENNETH PONTARELLI	Manager	February 19, 2013
(Kenneth Pontarelli)

/s/	KNEELAND YOUNGBLOOD	Manager	February 19, 2013
(Kneeland Youngblood)