Form 10-Q
period 2013-03-31
Energy Future Intermediate Holding CO LLC
filed 2013-05-02
CIK 1445146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

At May 1, 2013, the outstanding membership interest in Energy Future Intermediate Holding Company LLC was directly held by Energy Future Holdings Corp.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2012 Form 10-K	EFIH's Annual Report on Form 10-K for the year ended December 31, 2012

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

EFCH
Energy Future Competitive Holdings Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context (formerly known as Energy Future Competitive Holdings Company, which was a Texas corporation)

EFH Corp.	Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context, whose major subsidiaries include TCEH and Oncor

EFH Corp. 10.875% Notes	EFH Corp.'s 10.875% Senior Notes due November 1, 2017, which are guaranteed on a senior unsecured basis by EFIH and EFCH as discussed in Note 3 to Financial Statements

EFH Corp. Toggle Notes	EFH Corp.'s 11.25%/12.00% Senior Toggle Notes due November 1, 2017, which are guaranteed on a senior unsecured basis by EFIH and EFCH as discussed in Note 3 to Financial Statements

EFIH	Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings, and/or its subsidiaries depending on context.

EFIH Finance	EFIH Finance Inc., a direct, wholly-owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities

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
Refers to certain loans from TCEH to EFH Corp. in the form of demand notes to finance EFH Corp. debt principal and interest payments and, until April 2011, other general corporate purposes of EFH Corp., that were guaranteed on a senior unsecured basis by EFCH and EFIH and were repaid by EFH Corp. in January 2013.

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
Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with North American Electric Reliability Corporation (NERC) standards and ERCOT protocols

TXU Energy
TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers

US	United States of America

VIE	variable interest entity

iii

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(millions of dollars)
Interest income — affiliates (Note 5)	$284	$153
Interest expense and related charges (Note 7)	(184)	(107)
Income before income taxes and equity in earnings of unconsolidated subsidiary	100	46
Income tax expense	(36)	(17)
Equity in earnings of unconsolidated subsidiary (net of tax) (Note 2)	67	57
Net income	$131	$86

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(millions of dollars)
Net income	$131	$86
Other comprehensive income (loss) — net of tax effects:
Mark-to-market valuations of holdings of long-term debt of affiliates reclassified to interest income (net of tax benefit of $99) (Note 5)	(185)	—
Mark-to-market valuations of holdings of long-term debt of affiliates held as available for sale (net of tax expense of $61) (Note 5)	—	112
Other	—	1
Total other comprehensive income (loss)	(185)	113
Comprehensive income	$(54)	$199

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(millions of dollars)
Cash flows — operating activities:
Net income	$131	$86
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity in earnings of unconsolidated subsidiary	(67)	(57)
Distributions of earnings from unconsolidated subsidiary	31	36
Deferred income taxes, net	—	(2)
PIK interest income on EFH Corp. Toggle Notes held as investment (Note 5)	—	(84)
Interest expense related to pushed-down debt of parent (Notes 3 and 7)	3	19
Interest expense on toggle notes payable in additional principal (Note 3)	41	—
Accretion of purchase discount on investment in long-term debt of affiliates (Note 5)	—	(24)
Amortization of debt exchange and issuance costs	(10)	2
Mark-to-market gain reclassified from accumulated other comprehensive income (Notes 3 and 5)	(284)	—
Changes in operating assets and liabilities:
Income taxes payable to EFH Corp. (Note 6)	34	23
Other changes in operating assets and liabilities	15	40
Cash provided by (used in) operating activities	(106)	39
Cash flows — financing activities:
Issuances of long-term debt (Note 3)	—	1,150
Interest received on holdings of long-term debt of affiliates (Note 5)	163	—
Distributions to EFH Corp. (Note 5)	(680)	(950)
Debt exchange and issuance costs, premiums and discounts	(6)	(37)
Cash provided by (used in) financing activities	(523)	163
Cash flows — investing activities:
Restricted cash used for distribution to EFH Corp. (Note 3)	680	—
Cash provided by investing activities	680	—
Net change in cash and cash equivalents	51	202
Cash and cash equivalents — beginning balance	424	46
Cash and cash equivalents — ending balance	$475	$248

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS	(millions of dollars)
Current assets:
Cash and cash equivalents	$475	$424
Restricted cash (Note 3)	—	680
Income taxes receivable from EFH Corp.	—	1
Total current assets	475	1,105
Investment in Oncor Holdings (Note 2)	5,878	5,842
Other noncurrent assets, principally unamortized debt premium/discount	64	76
Total assets	$6,417	$7,023
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Trade accounts and other payables to affiliates	$2	$2
Income taxes payable to EFH Corp. (Note 6)	33	—
Accrued interest	188	137
Total current liabilities	223	139
Accumulated deferred income taxes	17	109
Long-term debt (Note 3)	7,756	6,954
Total liabilities	7,996	7,202
Commitments and Contingencies (Note 4)
Membership interests (Note 5):
Capital account	(830)	5,049
Long-term debt of affiliates held by EFIH	(724)	(5,388)
Accumulated other comprehensive income	(25)	160
Total membership interests	(1,579)	(179)
Total liabilities and membership interests	$6,417	$7,023

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

Various "ring-fencing" measures have been taken to enhance the credit quality of Oncor Holdings and Oncor. These measures serve to mitigate Oncor's and Oncor Holdings' credit exposure to the Texas Holdings Group, which includes EFIH, and to reduce the risk that the assets and liabilities of the Oncor Ring-Fenced Entities would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of Texas Holding Group's subsidiaries. Such measures include, among other things: Oncor's sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; the board of directors of Oncor Holdings and Oncor being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. Oncor and Oncor Holdings do not bear any liability for debt or contractual obligations of the Texas Holdings Group (including, but not limited to, our debt obligations), and vice versa. Accordingly, Oncor Holdings' operations are conducted, and its cash flows managed, independently from the Texas Holdings Group.

Liquidity Considerations and Concentration of Risk

Our substantial debt, resulting in part from debt issued in exchange for outstanding EFH Corp. debt, requires significant cash flows to be dedicated to interest payments.

Our ability to make scheduled payments on or to refinance our debt obligations depends on i) receiving dividends from Oncor Holdings, ii) receiving interest payments on EFH Corp. and TCEH debt we hold and, if needed, iii) receiving capital contributions or loans from EFH Corp. (see Notes 2, 3, and 5).

EFH Corp. Discussions with Creditors

EFH Corp. recently engaged in discussions with certain unaffiliated holders of first lien senior secured claims against EFCH, TCEH and certain of TCEH's subsidiaries (the Creditors) with respect to its capital structure, including the possibility of a restructuring transaction. During the discussions, proposed changes to its capital structure were presented to the Creditors. The proposed changes included a consensual restructuring of TCEH's debt under which EFCH, TCEH, and certain of TCEH's subsidiaries would implement a prepackaged plan of reorganization by commencing voluntary cases under Chapter 11 of the United States Bankruptcy Code. Under this proposed plan, the TCEH first lien creditors would exchange their claims for a combination of EFH Corp. equity and cash or new long-term debt of TCEH, and the Sponsors would continue to hold an equity investment in EFH Corp. The Sponsors communicated a willingness to contribute new equity capital to EFH Corp. to facilitate implementation of the proposed plan in an amount that would provide substantial additional liquidity to EFH Corp. and EFIH, provided that in such circumstances the Sponsors would receive additional equity of EFH Corp. Following implementation of the proposed plan, EFH Corp. would continue to hold all of the equity interests in EFCH and EFIH, EFCH would continue to hold all of the equity interests in TCEH, and EFIH would continue to hold all of the equity interests in Oncor Holdings. EFH Corp. and the Creditors have not reached agreement on the terms of any change in its capital structure and are currently not engaged in ongoing negotiations. EFH Corp. will continue to consider and evaluate a range of future changes to its capital structure, in addition to the proposed changes described above. In addition, EFH Corp. and the Sponsors may engage from time to time in additional discussions, which may include proposed changes to its capital structure, with the Creditors, other creditors and their professional advisors.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in our 2012 Form 10-K. Our investment in Oncor Holdings does not meet accounting standards criteria for consolidation and is accounted for under the equity method (see Note 2). Adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in our 2012 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

The carrying value of our variable interest in Oncor Holdings totaled $5.878 billion and $5.842 billion at March 31, 2013 and December 31, 2012, respectively, and is reported as investment in Oncor Holdings in our balance sheet. Our maximum exposure to loss from this investment does not exceed our carrying value.

See Note 6 for discussion of Oncor Holdings' and Oncor's transactions with EFH Corp. and its other subsidiaries.

Distributions from Oncor Holdings — Oncor Holdings' distributions of earnings to us totaled $31 million and $36 million for the three months ended March 31, 2013 and 2012, respectively. Distributions may not be paid except to the extent Oncor maintains a required regulatory capital structure, as discussed below. At March 31, 2013, $196 million was eligible to be distributed to Oncor's members after taking into account the regulatory capital structure limit, of which approximately 80% relates to our ownership interest in Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the applicable board determines in good faith that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings.

Oncor's distributions are limited by its regulatory capital structure, which is required to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At March 31, 2013, Oncor's regulatory capitalization ratio was 58.6% debt and 41.4% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility's debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes bonds issued by Oncor Electric Delivery Transition Bond Company, which were issued in 2003 and 2004 to recover specific generation-related regulatory asset stranded and other qualified costs. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).

Oncor Holdings Financial Statements— Condensed statements of consolidated income of Oncor Holdings and its subsidiaries for the three months ended March 31, 2013 and 2012 are presented below:

	Three Months Ended March 31,
	2013	2012
Operating revenues	$817	$783
Operation and maintenance expenses	(298)	(296)
Depreciation and amortization	(199)	(184)
Taxes other than income taxes	(102)	(102)
Other income	5	7
Other deductions	(4)	(1)
Interest income	1	8
Interest expense and related charges	(94)	(91)
Income before income taxes	126	124
Income tax expense	(41)	(52)
Net income	85	72
Net income attributable to noncontrolling interests	(18)	(15)
Net income attributable to Oncor Holdings	$67	$57

Assets and liabilities of Oncor Holdings at March 31, 2013 and December 31, 2012 are presented below:

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$21	$45
Restricted cash	55	55
Trade accounts receivable — net	352	338
Trade accounts and other receivables from affiliates	121	53
Inventories	68	73
Accumulated deferred income taxes	48	26
Prepayments and other current assets	85	82
Total current assets	750	672
Restricted cash	16	16
Other investments	84	83
Property, plant and equipment — net	11,504	11,318
Goodwill	4,064	4,064
Regulatory assets — net	1,714	1,788
Other noncurrent assets	80	78
Total assets	$18,212	$18,019
LIABILITIES
Current liabilities:
Short-term borrowings	$977	$735
Long-term debt due currently	126	125
Trade accounts payable — nonaffiliates	92	121
Income taxes payable to EFH Corp.	45	34
Accrued taxes other than income	61	153
Accrued interest	89	95
Other current liabilities	101	110
Total current liabilities	1,491	1,373
Accumulated deferred income taxes	1,826	1,736
Investment tax credits	23	24
Long-term debt, less amounts due currently	5,374	5,400
Other noncurrent liabilities and deferred credits	1,943	1,999
Total liabilities	$10,657	$10,532

3.	LONG-TERM DEBT

At March 31, 2013 and December 31, 2012, long-term debt consisted of the following:

	March 31,	December 31,
	2013	2012
Debt issued by EFIH:
6.875% Fixed Senior Secured First Lien Notes due August 15, 2017	$503	$503
10% Fixed Senior Secured First Lien Notes due December 1, 2020	3,482	2,180
11% Fixed Senior Secured Second Lien Notes due October 1, 2021	406	406
11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022	1,750	1,750
11.25% / 12.25% Senior Toggle Notes due December 1, 2018	1,393	1,304
9.75% Fixed Senior Notes due October 15, 2019	2	141
Unamortized premium	344	351
Unamortized discount	(154)	(131)
Total debt issued by EFIH	7,726	6,504
Pushed down debt (a):
10% EFH Corp. Fixed Senior Notes due January 15, 2020	—	331
9.75% EFH Corp. Fixed Senior Notes due October 15, 2019	—	57
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017	17	32
11.25%/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017	13	30
Total pushed down debt	30	450
Total long-term debt (b)	$7,756	$6,954
________________

(a)	Represents 50% of the amount of these EFH Corp. securities guaranteed by EFIH and pushed down per the discussion below under "Guarantees and Push Down of EFH Corp. Debt."

(b)	EFIH had no long-term debt due currently at March 31, 2013 and December 31, 2012.

Debt Related Activity in 2013

Issuance of EFIH 10% Notes and EFIH Toggle Notes in Exchange for EFH Corp. and EFIH Debt — In exchanges in January 2013, EFIH and EFIH Finance issued $1.302 billion principal amount of EFIH 10% Senior Secured Notes due 2020 (New EFIH 10% Notes) in exchange for $1.310 billion total principal amount of EFH Corp. and EFIH senior secured notes consisting of: (i) $113 million principal amount of EFH Corp. 9.75% Senior Secured Notes due 2019 (EFH Corp. 9.75% Notes), (ii) $1.058 billion principal amount of EFH Corp. 10% Senior Secured Notes due 2020 (EFH Corp. 10% Notes), and (iii) $139 million principal amount of EFIH 9.75% Senior Secured Notes due 2019 (EFIH 9.75% Notes). The New EFIH 10% Notes have terms and conditions substantially the same as the existing EFIH 10% Notes discussed below. EFIH cancelled the EFIH notes it received in the exchanges.

In connection with these debt exchange transactions, EFH Corp. received the requisite consents from holders of the EFH Corp. 9.75% Notes and EFH Corp. 10% Notes and EFIH received the requisite consents from holders of the EFIH 9.75% Notes to certain amendments to the respective indentures governing such notes. These amendments, among other things, (i) eliminated EFIH's pledge of its 100% ownership of the membership interests it owns in Oncor Holdings as collateral for the EFIH 9.75% Notes, (ii) made EFCH and EFIH unrestricted subsidiaries under the EFH Corp. 9.75% Notes and EFH Corp. 10% Notes, thereby eliminating EFCH's unsecured and EFIH's secured guarantees of the notes, (iii) eliminated substantially all of the restrictive covenants in the indentures and (iv) eliminated certain events of default, modified covenants regarding mergers and consolidations and modified or eliminated certain other provisions in these indentures.

In additional exchanges in January 2013, EFIH and EFIH Finance issued $89 million principal amount of additional 11.25%/12.25% Toggle Notes due 2018 (EFIH Toggle Notes) in exchange for $95 million total principal amount of EFH Corp. senior notes consisting of: (i) $31 million principal amount of EFH Corp. 10.875% Senior Notes due 2017 (EFH Corp. 10.875% Notes), (ii) $33 million principal amount of EFH Corp. 11.25%/12.00% Senior Toggle Notes due 2017 (EFH Corp. Toggle Notes), (iii) $2 million principal amount of EFH Corp. 5.55% Series P Notes due 2014 (EFH Corp. 5.55% Notes) and (iv) $29 million principal amount of EFH Corp. 6.50% Series Q Notes due 2024 (EFH Corp. 6.50% Notes). The additional EFIH Toggle Notes have the same terms and conditions as the existing EFIH Toggle Notes discussed below.

In the first quarter 2013, EFIH distributed $6.360 billion principal amount of EFH Corp. debt that it previously received in debt exchanges, including $1.641 billion received in December 2012 and January 2013, as a dividend to EFH Corp., which cancelled the notes, leaving $1.361 billion principal amount of affiliate debt still held by EFIH. The dividend included $1.715 billion principal amount of EFH Corp. 10.875% Notes, $3.474 billion principal amount of EFH Corp. Toggle Notes, $1.058 billion principal amount of EFH Corp. 10% Notes and $113 million principal amount of EFH Corp. 9.75% Notes.

Accounting and Income Tax Effects of the January 2013 Debt Exchanges — In consideration of the circumstances and terms of the exchanges, accounting rules require that the net loss on the exchanges, which totaled $19 million, be deferred and amortized to interest expense over the life of the debt issued. The deferred loss is reported as debt discount associated with the EFIH 10% Notes and EFIH Toggle Notes. The deferred loss and the related deferred tax liability were pushed down to EFIH as a membership interests transaction.

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

The amount reflected in our balance sheet as pushed down debt ($30 million and $450 million at March 31, 2013 and December 31, 2012, respectively, as shown in the long-term debt table above) represents 50% of the principal amount of the EFH Corp. Merger-related debt guaranteed by EFIH. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., we record the settlement of such amounts as noncash capital contributions from EFH Corp.

The table below presents an analysis of the total outstanding principal amount of EFH Corp. debt that EFIH and EFCH had guaranteed (fully and unconditionally on a joint and several basis) at December 31, 2012, as (i) amounts that EFIH held as an investment, (ii) amounts held by nonaffiliates subject to push down to our balance sheet and (iii) amounts held by nonaffiliates that are not Merger-related. As discussed in note (a) to the table below, as a result of transactions in early 2013, debt guaranteed and subject to push down at March 31, 2013 totals $60 million and consists of $33 million principal amount of EFH Corp. 10.875% Senior Notes and $27 million principal amount of EFH Corp. 11.25%/12.00% Senior Toggle Notes. The guarantee is not secured.

December 31, 2012 (a)
Securities Guaranteed (principal amounts)	Held by EFIH	Subject to Push Down	Not Merger-Related	Total Guaranteed
EFH Corp. 9.75% and 10% Senior Notes	$—	$776	$400	$1,176
EFH Corp. 10.875% Senior Notes	1,685	64	—	1,749
EFH Corp. 11.25%/12.00% Senior Toggle Notes	3,441	60	—	3,501
Subtotal	$5,126	$900	$400	6,426
TCEH Demand Notes (Note 6)				698
Total				$7,124
________________

(a)
As a result of transactions completed in early 2013, as discussed above, the $5.126 billion principal amount of EFH Corp. 10.875% Notes and Toggle Notes were distributed as a dividend to EFH Corp., which cancelled them, substantially all of the $1.176 billion principal amount of EFH Corp. 9.75% and 10% Senior Notes have been cancelled, $64 million of the $124 million principal amount of EFH Corp. 10.875% Notes and Toggle Notes subject to push down have been cancelled and the TCEH Demand Notes have been settled.

Information Regarding Other Significant Outstanding Debt

EFIH 6.875% Senior Secured Notes — At March 31, 2013, the principal amount of the EFIH 6.875% Notes totaled $503 million. These notes mature in August 2017, with interest payable in cash semiannually in arrears on February 15 and August 15, beginning February 15, 2013, at a fixed rate of 6.875% per annum. The EFIH 6.875% Notes are secured on a first-priority basis by EFIH's pledge of its 100% ownership of the membership interests in Oncor Holdings (the EFIH Collateral) on an equal and ratable basis with the EFIH 10% Notes.

The EFIH 6.875% Notes are senior obligations of EFIH and rank equally in right of payment with all senior indebtedness of EFIH and are senior in right of payment to any future subordinated indebtedness of EFIH. The EFIH 6.875% Notes are effectively senior to all second lien and unsecured indebtedness of EFIH, to the extent of the value of the EFIH Collateral, and are effectively subordinated to any indebtedness of EFIH secured by assets of EFIH other than the EFIH Collateral, to the extent of the value of such assets. Furthermore, the EFIH 6.875% Notes are structurally subordinated to all indebtedness and other liabilities of EFIH's subsidiaries (other than EFIH Finance), including Oncor Holdings and its subsidiaries.

The EFIH 6.875% Notes were issued in private placements and are not registered under the Securities Act. EFIH has agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH 6.875% Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable notes for the EFIH 6.875% Notes. If an exchange offer for the notes is not completed within 365 days after the date (August 14, 2012) the initial EFIH 6.875% Notes were issued (a Registration Default), the annual interest rate on the notes will increase by 25 basis points for the first 90-day period during which a Registration Default continues, and thereafter, the annual interest rate on the notes will increase by 50 basis points for the remaining period during which the Registration Default continues. If the Registration Default is cured, the interest rate on the notes will revert to the original level.

EFIH 10% Senior Secured Notes — At March 31, 2013, the principal amount of the EFIH 10% Notes totaled $3.482 billion. The notes mature in December 2020, with interest payable in cash semiannually in arrears on June 1 and December 1 at a fixed rate of 10% per annum. The notes are secured by the EFIH Collateral on an equal and ratable basis with the EFIH 6.875% Notes.

The EFIH 10% Notes are senior obligations of EFIH and rank equally in right of payment with all existing and future senior indebtedness of EFIH, including the EFIH 6.875% Notes. The EFIH 10% Notes have substantially the same terms, covenants and events of default as the EFIH 6.875% Notes.

EFIH 11% Senior Secured Second Lien Notes — At March 31, 2013, the principal amount of the EFIH 11% Notes totaled $406 million. The notes mature in October 2021, with interest payable in cash semiannually in arrears on May 15 and November 15 at a fixed rate of 11% per annum. The notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11.75% Notes.

The EFIH 11% Notes are senior obligations of EFIH and EFIH Finance and rank equally in right of payment with all senior indebtedness of EFIH and are effectively senior in right of payment to all existing or future unsecured debt of EFIH to the extent of the value of the EFIH Collateral. The notes have substantially the same terms, covenants and events of default as the EFIH 11.75% Notes discussed below.

EFIH 11.75% Senior Secured Second Lien Notes — At March 31, 2013, the principal amount of the EFIH 11.75% Notes totaled $1.750 billion. These notes mature in March 2022, with interest payable in cash semiannually in arrears on March 1 and September 1 at a fixed rate of 11.75% per annum. The EFIH 11.75% Notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11% Notes. The EFIH 11.75% Notes have substantially the same covenants as the EFIH 11% Notes, and the holders of the EFIH 11.75% Notes will generally vote as a single class with the holders of the EFIH 11% Notes.

The EFIH 11.75% Notes were issued in private placements and are not registered under the Securities Act. EFIH has agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH 11.75% Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable notes for the EFIH 11.75% Notes. Because the exchange offer was not completed by February 5, 2013, the annual interest rate on the notes increased by 25 basis points and will remain at that level until the earlier of the completion of the exchange offer or May 6, 2013. If the exchange offer is not complete by May 6, 2013, the annual interest rate on the notes will increase by an additional 25 basis points (to 12.25%) until the exchange offer is complete. Once the exchange offer is complete, the interest rate on the notes will revert to the original level.

EFIH 11.25%/12.25% Senior Toggle Notes — At March 31, 2013, the principal amount of the EFIH Toggle Notes totaled $1.393 billion. These notes mature in December 2018, with interest payable semiannually in arrears on June 1 and December 1 beginning June 1, 2013 at a fixed rate of 11.25% per annum for cash interest and 12.25% per annum for PIK Interest. For any interest period until June 1, 2016, EFIH may elect to pay interest on the Toggle Notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new EFIH Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. Once EFIH makes a PIK election, the election is valid for each succeeding interest payment period until EFIH revokes the election. The interest payment due on June 1, 2013 will be paid 100% in PIK interest.

The EFIH Toggle Notes were issued in private placements and are not registered under the Securities Act. EFIH has agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH Toggle Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable notes for the EFIH Toggle Notes. If an exchange offer for the notes is not completed within 365 days after the date (December 5, 2012) the initial EFIH Toggle notes were issued (a Registration Default), the annual interest rate on the notes will increase by 25 basis points for the first 90-day period during which a Registration Default continues, and thereafter, the annual interest rate on the notes will increase by 50 basis points for the remaining period during which the Registration Default continues. If the Registration Default is cured, the interest rate on the notes will revert to the original level.

Fair Value of Long-Term Debt

At March 31, 2013 and December 31, 2012, the estimated fair value of our long-term debt (including pushed down debt) totaled $8.326 billion and $7.258 billion, respectively, and the carrying amount totaled $7.756 billion and $6.954 billion, respectively. We determine fair value in accordance with accounting standards and at March 31, 2013 our debt fair value represents Level 2 valuations. We obtain security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

4.	COMMITMENTS AND CONTINGENCIES

Guarantees

See Notes 3 and 6 for discussion of our guarantees of certain EFH Corp. debt.

Legal Proceedings

From time to time, we may be involved in various legal and administrative proceedings in the normal course of business the ultimate resolutions of which, in the opinion of management, should not have a material effect upon our financial condition, results of operations or liquidity.

5.	MEMBERSHIP INTERESTS

Cash Distributions

In January 2013, EFIH's board of directors declared, and EFIH paid, a cash distribution to EFH Corp. of $680 million (which as of December 31, 2012 was recorded as restricted cash), which was used by EFH Corp. to settle the TCEH Demand Notes (see Note 3).

In February 2012, EFIH's board of directors declared, and paid a cash distribution to EFH Corp. of $950 million, which was used by EFH Corp. to partially settle the TCEH Demand Notes.

The indentures governing the EFIH Notes include covenants that, among other things and subject to certain exceptions, restrict our ability to pay dividends or make other distributions with respect to our membership interests. Accordingly, our net income is restricted from being used to make distributions with respect to our membership interests unless such distributions are expressly permitted under the indentures. The indentures further restrict us from making any distribution to EFH Corp. for the ultimate purpose of making a dividend on EFH Corp.'s common stock unless at the time, and after giving effect to such distribution, our consolidated leverage ratio is equal to or less than 6.0 to 1.0. Under the indentures governing the EFIH Notes, the term "consolidated leverage ratio" is defined as the ratio of EFIH's consolidated total debt (as defined in the indentures) to EFIH's Adjusted EBITDA on a consolidated basis, including Oncor Holdings and its subsidiaries. EFIH's consolidated leverage ratio was 7.7 to 1.0 at March 31, 2013.

In addition, under applicable law, we are prohibited from paying any distribution to the extent that immediately following payment of such distribution, we would be insolvent.

Long-Term Debt Of Affiliates Held by EFIH

As a result of debt exchanges in 2009 through 2013, we held debt securities of EFH Corp. and TCEH with carrying values totaling $724 million and $5.388 billion at March 31, 2013 and December 31, 2012, respectively. In December 2012, management determined that some or all of these securities may be returned as dividends to EFH Corp.; accordingly, the balances were reclassified at that time from investment in long-term debt of affiliates and reported as a reduction of membership interests. The securities are no longer marked-to-market. Interest received reduces the carrying value of the securities.

Prior to December 2012, when the debt securities were reported as investment in long-term debt of affiliates, the securities were classified as available for sale, interest was recorded in the income statement as interest income and unrealized gains or losses were recorded in other comprehensive income unless such losses were other than temporary, in which case they were recorded as impairments in net income.

The principal amounts, coupon rates, maturities and carrying value are as follows:

	March 31, 2013		December 31, 2012
	Principal Amount	Carrying Value (a)	Principal Amount	Carrying Value
EFH Corp. 10.875% Fixed Senior Notes due November 1, 2017	$—	$—	$1,685	$1,502
EFH Corp. 11.25/12.00% Senior Toggle Notes due November 1, 2017	—	—	3,441	3,108
EFH Corp. 5.55% Fixed Senior Notes Series P due November 15, 2014	281	199	279	197
EFH Corp. 6.50% Fixed Senior Notes Series Q due November 15, 2024	545	282	516	260
EFH Corp. 6.55% Fixed Senior Notes Series R due November 15, 2034	456	221	456	221
TCEH 10.25% Fixed Senior Notes due November 1, 2015 (both periods include $48 million principal amount of Series B Notes)	79	13	79	13
Total	$1,361	715	$6,456	5,301
Accrued interest receivable		9		87
Balance reported as reduction in membership interests		$724		$5,388
_____________

(a)	Changes from December 31, 2012 reflect the exchange transactions discussed in Note 3, the dividend discussed immediately below and cash interest received on the securities.

In the first quarter 2013, EFIH distributed all $1.715 billion principal amount of EFH Corp. 10.875% Notes and all $3.474 billion principal amount of EFH Corp. Toggle Notes that it received in previous exchanges, including amounts received in January 2013 as discussed in Note 3, as a dividend to EFH Corp., which cancelled them. The dividend resulted in a gain of $284 million (pretax) representing the reclassification to interest income of mark-to-market gains recorded in accumulated other comprehensive income (AOCI). Prior to our issuance of the dividend, we received payment from EFH Corp. of the $163 million of accrued interest on the notes, which was recorded in membership interests.

Interest income recorded on these securities for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Interest received/accrued	$—	$46
Accretion of purchase discount	—	24
PIK interest received/accrued related to EFH Corp. Toggle Notes	—	83
Mark-to-market gain reclassified from AOCI	284	—
Total interest	$284	$153

Our liquidity needs represent interest and principal payments on our long-term debt and payments of income taxes to EFH Corp., which we expect to fund with cash on hand, distributions we receive from Oncor Holdings (see Note 2), interest and principal payments we receive on TCEH and EFH Corp. debt securities and as necessary, additional liquidity sources including borrowings from EFH Corp. The indentures governing the EFIH Notes do not limit our ability to dividend the EFH Corp. debt securities that we hold to EFH Corp. so long as we received such securities in exchange for the issuance of EFIH debt, which applies to all the EFH Corp. debt we currently hold.

Membership Interests

The following table presents the changes (all after tax) to membership interests for the three months ended March 31, 2013.

	Capital Accounts	Long-Term Debt of Affiliate Held by EFIH	Accumulated Other Comprehensive Income	Total Membership Interests
Balance at December 31, 2012	$5,049	$(5,388)	$160	$(179)
Net income	131	—	—	131
Cash distributions to EFH Corp.	(680)	—	—	(680)
Effect of debt push-down from EFH Corp. (a)	434	—	—	434
Dividend to EFH Corp. of holdings of long-term debt of affiliates	(5,776)	—	—	(5,776)
Deferred net loss on debt exchanges, net of tax (Note 3)	12	—	—	12
Holdings of long-term debt of affiliates distributed to EFH Corp.	—	4,524	—	4,524
Holdings of long-term debt of affiliates	—	(23)	—	(23)
Interest received on holdings of long-term debt of affiliates	—	163	—	163
Recognition in interest income of mark-to-market valuations of investments in long-term debt of affiliates upon distribution to EFH Corp.	—	—	(185)	(185)
Balance at March 31, 2013	$(830)	$(724)	$(25)	$(1,579)
________________

(a)	Represents the effect of a reduction of $420 million of debt pushed down from EFH Corp. (see Note 3) and related interest and income tax effects.

The following table presents the changes to membership interests for the three months ended March 31, 2012.

	Capital Accounts	Accumulated Other Comprehensive Income	Total Membership Interests
Balance at December 31, 2011	$5,790	$15	$5,805
Net income	86	—	86
Cash distributions to EFH Corp.	(950)	—	(950)
Effect of debt push-down from EFH Corp.	12	—	12
Net effects of investment in long-term debt of affiliates	—	112	112
Net effects of cash flow hedges of unconsolidated subsidiary (a)	—	1	1
Balance at March 31, 2012	$4,938	$128	$5,066
________________

(a)	Represents recognition in equity in earnings of unconsolidated subsidiary of previous losses on interest rate hedge transactions entered into by Oncor.

The following table presents the changes to accumulated other comprehensive income (loss) for the three months ended March 31, 2013. There was no other comprehensive income (loss) before reclassification for the period.

	Dedesignated Cash Flow Hedges - Oncor	Changes in Fair Values of Investment in Debt Securities of Affiliates	Pension and Other Postretirement Employee Benefit Liabilities Adjustments - Oncor	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$(23)	$185	$(2)	$160
Amounts reclassified from accumulated other comprehensive income (loss) and reported in:
Interest income	—	(284)	—	(284)
Other	1	—	(1)	—
Income tax benefit	—	99	—	99
Total amount reclassified from accumulated other comprehensive income (loss) during the period	1	(185)	(1)	(185)
Balance at March 31, 2013	$(22)	$—	$(3)	$(25)

6.	RELATED–PARTY TRANSACTIONS

The following represent our significant related-party transactions in addition to the EFH Corp. and TCEH debt securities held by EFIH as discussed in Note 5:

•
EFH Corp. files consolidated federal income tax and Texas state margin tax returns, and under a tax sharing agreement, allocates income tax liabilities to us substantially as if we were filing our own corporate income tax returns. Our income tax payable to EFH Corp. totaled $33 million at March 31, 2013 and income tax receivable from EFH Corp. totaled $1 million at December 31, 2012. Our income tax payments to EFH Corp. totaled $3 million related to Texas state margin taxes for the three months ended March 31, 2013, and we made no income tax payments to EFH Corp. for the three months ended March 31, 2012. See discussion below in this note regarding allocation of income tax liabilities to Oncor Holdings and Oncor.

•
At December 31, 2012, EFH Corp. had demand notes payable (TCEH Demand Notes) to TCEH totaling $698 million arising from borrowings used to fund EFH Corp. debt principal and interest payments (P&I Note) and net borrowings for general corporate purposes (SG&A Note). EFIH was a guarantor of these demand notes. EFH Corp. settled the balance of the TCEH Demand Notes in January 2013 using the cash distribution from EFIH discussed in Note 5.

•
In January 2013, fees paid to Goldman, Sachs & Co. (Goldman), an affiliate of GS Capital Partners, for services related to debt exchanges totaled $2 million, described as follows: (i) Goldman acted as a dealer manager for the offers by EFIH and EFIH Finance to exchange new EFIH 10% Notes for EFH Corp. 9.75% Notes, EFH Corp. 10% Notes and EFIH 9.75% Notes (collectively, the Old Notes) and as a solicitation agent in the solicitation of consents by EFH Corp. and EFIH and EFIH Finance to amendments to the Old Notes and indentures governing the Old Notes and (ii) Goldman acted as a dealer manager for the offers by EFIH and EFIH Finance to exchange EFIH Toggle Notes for EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes. See Note 3 for further discussion of these exchange offers.

In February 2012, Goldman acted as a joint book-running manager and initial purchaser in the issuance of $1.150 billion principal amount of EFIH 11.750% Notes for which it received fees totaling $7 million. A broker-dealer affiliate of KKR served as a co-manager and initial purchaser and an affiliate of TPG served as an advisor in the transactions, for which they each received a total of $1 million.

•	Affiliates of the Sponsor Group have sold or acquired, and in the future may sell or acquire, debt or debt securities issued by us in open market transactions or through loan syndications.

See Note 3 regarding guarantees and push-down of certain EFH Corp. debt and Note 5 regarding distributions to, and contributions from, EFH Corp.

Significant related-party transactions between Oncor Holdings (including its consolidated subsidiary Oncor) and EFH Corp., other affiliates of EFH Corp. and the Sponsor Group are as follows:

•
Oncor receives payments from TCEH for services it provides, principally the delivery of electricity. Revenues recorded by Oncor for these services totaled $225 million and $227 million for the three months ended March 31, 2013 and 2012, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. These revenues from TCEH represented 28% and 29% of Oncor Holdings' operating revenues for the three months ended March 31, 2013 and 2012, respectively. Oncor Holdings' balance sheets at March 31, 2013 and December 31, 2012 reflect receivables from affiliates totaling $121 million and $53 million, respectively, consisting almost entirely of trade receivables from TCEH related to these electricity delivery fees.

•
In August 2012, TCEH and Oncor agreed to settle at a discount two agreements related to securitization (transition) bonds issued by Oncor's bankruptcy-remote financing subsidiary in 2003 and 2004 to recover generation-related regulatory assets. Under the agreements, TCEH had been reimbursing Oncor as described immediately below.

Oncor collects transition surcharges from its customers to recover the transition bond payment obligations. Oncor's incremental income taxes related to the transition surcharges it collects had been reimbursed by TCEH quarterly under a noninterest bearing note payable to Oncor that was to mature in 2016. TCEH's payments on the note totaled $10 million for the three months ended March 31, 2012.

Under an interest reimbursement agreement, TCEH had reimbursed Oncor on a monthly basis for interest expense on the transition bonds. Only the monthly accrual of interest under this agreement was reported as a receivable by Oncor. This interest income totaled $7 million for the three months ended March 31, 2012.

•
Oncor pays EFH Corp. subsidiaries for certain administrative services and shared facilities at cost. These costs, which are primarily reported in operation and maintenance expenses, totaled $8 million and $7 million for the three months ended March 31, 2013 and 2012, respectively.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH's balance sheet) is funded by a delivery fee surcharge collected from REPs by Oncor, as collection agent, and remitted monthly to TCEH. The delivery fee surcharges remitted to TCEH totaled $4 million for both the three months ended March 31, 2013 and 2012.

•
EFH Corp. files a consolidated federal income tax return that includes Oncor Holdings' results. Oncor is not a member of EFH Corp.'s consolidated tax group, but EFH Corp.'s consolidated federal income tax return includes EFH Corp.'s portion of Oncor's results as a result of EFH Corp.'s equity ownership in Oncor. EFH Corp. also files a consolidated Texas state margin tax return that includes all of Oncor Holdings' and Oncor's results. However, under a tax sharing agreement, Oncor Holdings and Oncor record their federal income and Texas state margin taxes substantially as if Oncor Holdings and Oncor were filing their own corporate income tax returns. Oncor Holdings and Oncor had a current payable to EFH Corp. related to income taxes of $45 million and $34 million at March 31, 2013 and December 31, 2012, respectively. Oncor Holdings made income tax payments to EFH Corp. totaling $9 million for the three months ended March 31, 2013. Oncor Holdings and Oncor made no income tax payments to EFH Corp. in the three months ended March 31, 2012.

•
Oncor has PUCT-approved tariffs in place to assure adequate credit worthiness of any REP to support the REP's obligation to collect transition bond-related charges on behalf of Oncor Electric Delivery Transition Bond Company LLC. Under these tariffs, as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at March 31, 2013 and December 31, 2012, TCEH had posted letters of credit in the amount of $10 million and $11 million, respectively, for Oncor's benefit.

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

In the fourth quarter 2012, EFH Corp. implemented certain amendments to its pension plan. These amendments resulted, in part, in the splitting off of the assets and liabilities under the plan associated with employees of Oncor and all retirees and terminated vested employees of EFH Corp. and its subsidiaries (including discontinued businesses) to a new plan that is sponsored and administered by Oncor (the Oncor Plan). In connection with this change, EFH Corp. fully funded the obligations being assumed by the Oncor Plan that relate to participants' benefits not recoverable by Oncor. The change is not expected to materially affect Oncor's reported results of operations, financial condition or cash flows.

Under the Employee Retirement Income Security Act of 1974, as amended (ERISA), EFH Corp. and Oncor are jointly and severally liable for the funding of the EFH Corp. and Oncor pension plans. EFH Corp. views the risk of this retained liability under ERISA related to the Oncor Plan to not be significant. Oncor's retained liability under ERISA relates to the nonrecoverable portion of the unfunded obligation for EFH Corp.'s active employees under collective bargaining, which totaled approximately $20 million at December 31, 2012.

7.	SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges

	Three Months Ended March 31,
	2013	2012
Interest paid/accrued	$150	$86
Interest expense related to pushed down debt	3	19
Interest to be paid with additional toggle notes	41	—
Amortization of debt exchange premiums	(22)	—
Amortization of debt exchange discounts and issuance costs	12	2
Total interest expense and related charges	$184	$107

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2013	2012
Cash payments (receipts) related to:
Interest on EFIH debt	$125	$—
Income taxes	3	—
Noncash investing and financing activities:
Parent's payment of interest on pushed-down debt accounted for as a contribution of capital (net of tax) (Note 3)	18	12
Effect of push down of debt from EFH Corp.	(420)	—
Debt exchange transactions (Note 5)	(14)	—
Effect of retirement of EFH Corp. debt acquired in debt exchange (Note 5)	(5,776)	—

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2013 and 2012 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFIH, a direct, wholly-owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company whose wholly-owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell electricity to residential, business and other consumers in the north-central, eastern and western parts of Texas. Revenues from services provided to TCEH represented 28% and 29% of Oncor's total reported consolidated revenues for the three months ended March 31, 2013 and 2012, respectively. EFIH has no reportable business segments. See Notes 1 and 2 to Financial Statements for a discussion of the reporting of our investment in Oncor Holdings as an equity method investment and a description of the "ring-fencing" measures implemented with respect to Oncor Holdings and Oncor. These measures were put in place to further enhance Oncor's credit quality and mitigate Oncor's and Oncor Holdings' exposure to the Texas Holdings Group with the intent to minimize the risk that a court would order any of the assets and liabilities of the Oncor Ring-Fenced Entities to be substantively consolidated with those of any member of the Texas Holdings Group in the event any such member were to become a debtor in a bankruptcy case. We believe, as several major credit rating agencies have acknowledged, that the likelihood of such substantive consolidation of the Oncor Ring-Fenced Entities' assets and liabilities is remote in consideration of the ring-fencing measures and applicable law.

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

In 2013, EFIH issued $1.391 billion principal amount of debt in exchange for $1.266 billion principal amount of EFH Corp. debt and $139 million principal amount of EFIH debt. In 2013, EFIH distributed $6.360 billion principal amount of EFH Corp. debt that it received in debt exchanges, including $1.641 billion received in December 2012 and January 2013, as a dividend to EFH Corp., which cancelled them, leaving $1.361 billion principal amount of affiliate debt still held by EFIH. See Note 3 to Financial Statements for details of debt related activity in 2013.

EFH Corp. and its subsidiaries (other than Oncor Holdings and its subsidiaries) continue to consider and evaluate possible transactions and initiatives to address their highly leveraged balance sheets and significant cash interest requirements and will likely from time to time enter into discussions with their lenders and bondholders with respect to such transactions and initiatives. These transactions and initiatives may include, among others, debt for debt exchanges, recapitalizations, amendments to and extensions of debt obligations and debt for equity exchanges or conversions, including exchanges or conversions of debt of EFH Corp., EFIH, EFCH and TCEH into equity of EFH Corp., EFIH, EFCH, TCEH and/or any of their subsidiaries. These actions could result in holders of EFH Corp., EFIH and TCEH debt instruments not recovering the full principal amount of those obligations. See Note 1 to Financial Statements regarding "EFH Corp. Discussions with Creditors."

Sunset Review — Sunset review is the regular assessment of the continuing need for a state agency to exist, and is grounded in the premise that an agency will be abolished unless legislation is passed to continue its functions. On a specified time schedule, the Texas Sunset Advisory Commission (Sunset Commission) closely reviews each agency and recommends action on each agency to the Texas Legislature, which action may include modifying or even abolishing the agency. In 2011, the Texas Legislature extended the authority of the PUCT until 2013. The PUCT is subject to a limited review by the Texas Legislature in 2013. We cannot predict the outcome of the sunset review process.

Oncor Matters with the PUCT — Competitive Renewable Energy Zones (CREZs) — In 2009, the PUCT awarded Oncor CREZ construction projects (PUCT Docket Nos. 35665 and 37902) requiring 14 related Certificate of Convenience and Necessity (CCN) amendment proceedings before the PUCT for 17 projects. All 17 projects and 14 CCN amendments have been approved by the PUCT. The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in the western part of Texas to population centers in the eastern part of Texas. In addition to these projects, ERCOT completed a study in December 2010 that will result in Oncor and other transmission service providers building additional facilities to provide further voltage support to the transmission grid as a result of CREZ. Oncor currently estimates, based on these additional voltage support facilities and the approved routes and stations for its awarded CREZ projects, that CREZ construction costs will total approximately $2.0 billion. CREZ-related costs could change based on finalization of costs for the additional voltage support facilities and final detailed designs of subsequent project routes. At March 31, 2013, Oncor's cumulative CREZ-related capital expenditures totaled $1.627 billion, including $167 million in 2013. Oncor expects that all necessary permitting actions and other requirements and all line and station construction activities for Oncor's CREZ construction projects will be completed by the end of 2013. Additional voltage support projects are expected to be completed by early 2014, with the exception of one series capacitor project that is scheduled to be completed in December 2015.

Transmission Cost Recovery and Rates (PUCT Docket Nos. 41002 and 40451) — In order to reflect increases or decreases in its wholesale transmission costs, including fees paid to other transmission service providers, Oncor is required to file an update to the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs twice a year. In November 2012, Oncor filed an application to update the TCRF, which became effective March 1, 2013. This application was designed to reduce Oncor's billings for the period from March 2013 through August 2013 by $47 million. In June 2012, Oncor filed an application to update the TCRF, which became effective in September 2012. This application was designed to increase Oncor's billings for the period from September 2012 through February 2013 by $129 million.

Transmission Interim Rate Update Applications (PUCT Docket No. 41166) — In order to reflect changes in its invested transmission capital, PUCT rules allow Oncor to update its transmission cost of service (TCOS) rates by filing up to two interim TCOS rate adjustments in a calendar year. The TCOS rate is charged directly to third-party wholesale transmission providers benefiting from Oncor's transmission system and, through the TCRF component of Oncor's delivery rates, to REPs with retail customers in Oncor's service territory. In January 2013, Oncor filed an application for an interim update of its TCOS rate. The new rate was approved by the PUCT and became effective in March 2013. Oncor's annualized revenues increased by an estimated $27 million with approximately $17 million of this increase recoverable through transmission costs charged to wholesale customers and $10 million recoverable from REPs through the TCRF component of Oncor's delivery rates.

Summary — We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly affect our results of operations, liquidity or financial condition.

RESULTS OF OPERATIONS

Financial Results — Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Interest income – affiliates increased $131 million to $284 million in 2013. The increase was driven by $284 million of previous mark-to-market gains on certain holdings of long-term debt of affiliates reclassified from accumulated other comprehensive income. As a result of EFIH's distribution of these securities to EFH Corp. in the first quarter, these gains were recognized as interest income in accordance with GAAP. See Notes 3 and 5 to Financial Statements for discussion of January 2013 transactions and reclassification of long-term debt of affiliates we hold that resulted in interest received on such debt no longer being recorded as interest income.

Interest expense and related charges increased $77 million to $184 million in 2013. The increase was driven by higher interest paid/accrued reflecting issuance of EFIH Notes in 2012 and 2013 (see Note 3 to Financial Statements).

Income tax expense totaled $36 million and $17 million in 2013 and 2012, respectively. The effective rate on pretax income was 36.0% and 37.0% in 2013 and 2012, respectively. The decrease in the rate was driven by the effect of non-deductible interest related to pushed down debt.

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) increased $10 million to $67 million in 2013. Oncor's results included a $10 million favorable tax effect due to resolution of certain income tax positions. Higher earnings at Oncor due to higher transmission revenue rates and the effect of colder (more normal) weather and growth in points of delivery on revenues was offset by higher depreciation and lower interest income. See Note 2 to Financial Statements.

Net income increased $45 million to $131 million in 2013 driven by the increase in interest income and equity in earnings of Oncor Holdings, partially offset by increased interest expense.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows — Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012 — Cash used in operating activities totaled $106 million in 2013 compared to cash provided totaling $39 million in 2012. The $145 million change reflected $125 million in higher interest payments. See Note 5 to Financial Statements for discussion of the distribution of EFH Corp. debt as a dividend to EFH Corp., which will result in lower cash interest received in 2013 as compared to 2012.

Amortization of debt issuance costs reported in the statement of consolidated cash flows relates to both the debt pushed down from EFH Corp. and the debt we have issued (see Note 3 to Financial Statements) and is reported in interest expense and related charges in the statement of consolidated income.

Cash used in financing activities totaled $523 million in 2013 compared to cash provided totaling $163 million in 2012. Activity in 2013 reflects a $680 million cash distribution to EFH Corp. (see Note 5 to Financial Statements), partially offset by the cash settlement of accrued interest totaling $163 million on the debt securities distributed to EFH Corp. in 2013. Activity in 2012 reflected the issuances of $1.150 billion of EFIH Notes and distributions of $950 million of the proceeds to EFH Corp.

Cash provided by investing activities totaled $680 million in 2013 and represents a portion of the net proceeds from the issuance of EFIH Notes in August 2012 that EFIH removed from escrow (reported as restricted cash at December 31, 2012) to pay a dividend in this amount to EFH Corp. in January 2013 (see Note 5 to Financial Statements). There were no cash flows related to investing activities in 2012.

Liquidity Needs — Our liquidity needs represent interest and principal payments on our long-term debt and payments of income taxes to EFH Corp., which we expect to fund with cash on hand, distributions we receive from Oncor Holdings, interest and principal payments we receive on holdings of EFH Corp. or TCEH debt securities (see Note 5 to Financial Statements), and as necessary, additional liquidity sources including borrowings from EFH Corp. (See "Distributions from Oncor" below and Notes 2 and 6 to Financial Statements.)

Long-Term Debt Activity — In January 2013, EFIH issued $1.391 billion principal amount of debt in exchange for $1.266 billion principal amount of EFH Corp. debt and $139 million principal amount of EFIH debt. See Note 3 to Financial Statements for details of debt related activity in 2013, including EFH Corp. debt returned by EFIH as dividends to EFH Corp., which cancelled it.

Debt Capacity — We believe that we (excluding the Oncor Ring-Fenced Entities) and EFH Corp. collectively are permitted under our applicable debt agreements to issue (subject to certain exceptions and conditions set forth in our applicable debt documents) up to approximately $250 million of additional aggregate principal amount of debt secured by EFIH's equity interest in Oncor Holdings, of which $15 million can be on a first-priority basis and the remainder on a second-priority basis.

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

EFIH Toggle Notes Interest Election — We have the option every six months at our discretion, ending with the interest payment due June 2016, to use the payment-in-kind (PIK) feature of our toggle notes ($1.393 billion aggregate principal amount issued in December 2012 and January 2013) in lieu of making cash interest payments. Once we make a PIK election, the election is valid for each succeeding interest payment period until we revoke the applicable election. Use of the PIK feature will be evaluated at each election period, taking into account market conditions and other relevant factors at such time.

We will make our June 2013 interest payment and expect to make our December 2013 interest payment on the EFIH Toggle Notes by using the PIK feature of those notes. During the applicable PIK interest periods, the interest rate on these notes is increased from 11.25% to 12.25%. As a result of the PIK election, we will increase the aggregate principal amount of the notes by $83 million in June 2013 and expect to issue an additional $90 million in December 2013. See Note 3 to Financial Statements for further discussion of the EFIH Toggle Notes.

Distributions of Earnings from Oncor Holdings — Oncor Holdings' distributions of earnings to us totaled $31 million and $36 million for the three months ended March 31, 2013 and 2012, respectively. Oncor Holdings' board of directors also declared a distribution to us totaling $49 million payable on May 2, 2013. See Note 2 to Financial Statements for discussion of limitations on amounts Oncor can distribute to its members.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — Covenants and Restrictions Related to EFIH Notes and Pushed Down Debt — The indentures governing the EFIH Notes, EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes contain covenants that could have a material impact on our liquidity and operations. See Note 3 to Financial Statements for discussion of our long-term debt, including EFH Corp. debt pushed down to us as a result of our guarantee of the debt.

Adjusted EBITDA (as used in the restricted payments covenants contained in the indentures governing the EFIH Notes and the EFH Corp. Notes) for the twelve months ended March 31, 2013 totaled $1.776 billion and $5.058 billion, respectively. See Exhibits 99(b) and 99(c) for a reconciliation of net income (loss) to Adjusted EBITDA for EFIH and EFH Corp., respectively, for the three and twelve months ended March 31, 2013 and 2012.

The table below summarizes various financial ratios of EFIH and EFH Corp. that are applicable under certain thresholds in the indentures governing the EFIH Notes, EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes at March 31, 2013 and December 31, 2012 and the corresponding covenant threshold levels at March 31, 2013. The debt incurrence and restricted payments/limitations on investments covenants thresholds described below represent levels that must be met in order for EFH Corp. and EFIH to incur certain permitted debt or make certain restricted payments and/or investments. Our debt agreements do not contain maintenance covenants. In January 2013, in accordance with amendments to the terms of the EFH Corp. 9.75% Senior Notes due 2019 and EFH Corp. 10% Notes due 2020 and their governing indentures, restrictive covenants to those notes were removed. Accordingly, the related coverage ratios are not reflected below (see Note 3 to Financial Statements).

	March 31, 2013	December 31, 2012	Threshold Level at March 31, 2013
Debt Incurrence Thresholds:
EFIH Notes:
EFIH fixed charge coverage ratio (a)	0.2 to 1.0	0.3 to 1.0	At least 2.0 to 1.0
Restricted Payments/Limitations on Investments Thresholds:
EFH Corp. 10.875% Notes and Toggle Notes:
General restrictions (Sponsor Group payments):
EFH Corp. leverage ratio	10.7 to 1.0	10.1 to 1.0	Equal to or less than 7.0 to 1.0
EFIH Notes:
General restrictions (non-EFH Corp. payments):
EFIH fixed charge coverage ratio (a)(b)	1.8 to 1.0	2.1 to 1.0	At least 2.0 to 1.0
General restrictions (EFH Corp. payments):
EFIH fixed charge coverage ratio (a)(b)	0.2 to 1.0	0.3 to 1.0	At least 2.0 to 1.0
EFIH leverage ratio	7.7 to 1.0	7.0 to 1.0	Equal to or less than 6.0 to 1.0
_____________

(a)	Calculation excludes interest income on the EFH Corp. 10.875% Notes and Toggle Notes that EFIH distributed as a dividend to EFH Corp. in January 2013 (see Note 5 to Financial Statements).

(b)
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

Long-Term Contractual Obligations and Commitments — The following table summarizes our contractual cash obligations at March 31, 2013 (see Note 3 to Financial Statements for additional disclosures regarding these long-term debt obligations).

Contractual Cash Obligations (a)	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long-term debt – principal	$—	$—	$533	$7,033	$7,566
Long-term debt – interest	719	1,606	1,592	2,178	6,095
Total contractual cash obligations	$719	$1,606	$2,125	$9,211	$13,661
_____________

(a)
Includes $30 million principal amount and related interest of EFH Corp. notes pushed down to EFIH (see Note 3 to Financial Statements.) Excludes $83 million of additional principal amount of notes expected to be issued in June 2013 and due in 2018, reflecting the PIK feature on toggle notes discussed above under "EFIH Toggle Notes Interest Election."

Guarantees — See Note 4 to Financial Statements for discussion of guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

See Notes 2 and 4 to Financial Statements regarding VIEs and guarantees, respectively.

COMMITMENTS AND CONTINGENCIES

See Note 4 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after March 31, 2013 that are expected to materially impact our financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place. All of our long-term debt at March 31, 2013 and December 31, 2012 carried fixed interest rates.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2012 Form 10-K and is therefore not presented herein. See Note 3 to Financial Statements for discussion of debt issued and retired in 2013.

Credit Risk

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

At March 31, 2013, Oncor's exposure to credit risk associated with accounts receivable totaled $121 million from affiliates, substantially all of which consisted of trade accounts receivable from TCEH, and $354 million from nonaffiliated customers. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $2 million at March 31, 2013. The nonaffiliate exposure includes trade accounts receivable from REPs totaling $246 million, which are almost entirely noninvestment grade. At March 31, 2013, REP subsidiaries of one nonaffiliated entity collectively represented approximately 11% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure.

See Note 6 to Financial Statements for discussion of transactions between Oncor and TCEH and EFH Corp.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as activities under our liability management program, projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, "Risk Factors" in our 2012 Form 10-K and the discussion under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•
prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, the US Federal Energy Regulatory Commission, the North American Electric Reliability Corporation, the TRE, the PUCT, the EPA, and the Texas Commission on Environmental Quality, with respect to, among other things:

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

An evaluation was performed under the supervision and with the participation of EFIH's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at the end of the current period included in this quarterly report. Based on the evaluation performed, EFIH's management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in EFIH's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, EFIH's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Reference is made to the discussion in Note 4 to Financial Statements regarding legal proceedings.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our 2012 Form 10-K. The risks described in such report are not the only risks facing our Company.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(3(i))	Articles of Incorporation

3(a)	333-153529 Form S-4 (filed September 17, 2008)	3(c)	—	Certificate of Formation of Energy Future Intermediate Holding Company LLC, as amended

(3(ii))	By-laws

3(b)	1-34544 Form 10-K (filed February 21, 2012)	3(b)	—	Second Amended and Restated Limited Liability Company Agreement of Energy Future Intermediate Holding Company LLC

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

Energy Future Intermediate Holding Company LLC

4(a)	1-12833 Form 8-K (filed January 30, 2013)	4.3	—
Supplemental Indenture, dated January 25, 2013, to the indenture, dated November 16, 2009, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 9.75% Senior Secured Notes due 2019.

4(b)	1-12833 Form 8-K (filed January 30, 2013)	4.4	—
First Supplemental Indenture, dated January 29, 2013, to the indenture, dated August 17, 2010, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

4(c)	1-34544 Form 10-Q (March 31, 2013) (filed May 2, 2013)	4(n)	—
Second Supplemental Indenture, dated March 21, 2013, to the Indenture dated August 17, 2010, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

4(d)	1-34544 Form 8-K (filed January 30, 2013)	4.5	—
Second Supplemental Indenture, dated January 29, 2013, to the indenture dated December 5, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc., and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11.25%/12.25% Senior Toggle Notes due 2018.

4(e)	1-34544 Form 10-K (2012) (filed February 19, 2013)	4.1	—
Third Supplemental Indenture, dated January 30, 2013, to the indenture, dated December 5, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc., and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11.25%/12.25% Senior Toggle Notes due 2018.

Energy Future Holdings Corp. (Merger-related push down debt)

4(f)	1-34544 Form 10-Q (March 31, 2013) (filed May 2, 2013)	4(a)	—
Fifth Supplemental Indenture, dated April 15, 2013, to the Indenture, dated October 31, 2007, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Senior Notes due 2017 and Senior Toggle Notes due 2017.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits	Previously Filed With File Number*	As Exhibit

31(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income - Twelve Months Ended March 31, 2013.

99(b)			—	Energy Future Intermediate Holding Company LLC Consolidated Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2013 and 2012.

99(c)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2013 and 2012.

XBRL Data Files

101.INS			—	XBRL Instance Document**

101.SCH			—	XBRL Taxonomy Extension Schema Document**

101.CAL			—	XBRL Taxonomy Extension Calculation Document**

101.DEF			—	XBRL Taxonomy Extension Definition Document**

101.LAB			—	XBRL Taxonomy Extension Labels Document**

101.PRE			—	XBRL Taxonomy Extension Presentation Document**
____________

*	Incorporated herein by reference

**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

By:	/s/ STAN SZLAUDERBACH
Stan Szlauderbach
Senior Vice President and Controller (Principal Accounting Officer)

Date: May 1, 2013