Form 10-Q
period 2013-06-30
Energy Future Intermediate Holding CO LLC
filed 2013-08-02
CIK 1445146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

At August 1, 2013, the outstanding membership interest in Energy Future Intermediate Holding Company LLC was directly held by Energy Future Holdings Corp.

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

CREZ	Competitive Renewable Energy Zone

EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization

EFCH	Energy Future Competitive Holdings Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context

EFH Corp.	Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context, whose major subsidiaries include TCEH and Oncor

EFH Corp. 10.875% Notes	EFH Corp.'s 10.875% Senior Notes due November 1, 2017, which are guaranteed on a senior unsecured basis by EFIH and EFCH as discussed in Note 3 to Financial Statements

EFH Corp. Toggle Notes	EFH Corp.'s 11.25%/12.00% Senior Toggle Notes due November 1, 2017, which are guaranteed on a senior unsecured basis by EFIH and EFCH as discussed in Note 3 to Financial Statements

EFIH	Energy Future Intermediate Holding Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings, and/or its subsidiaries depending on context.

EFIH Finance	EFIH Finance Inc., a direct, wholly owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities

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

ii

Oncor
Oncor Electric Delivery Company LLC, a direct, majority owned subsidiary of Oncor Holdings, and/or its wholly owned consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context, that is engaged in regulated electricity transmission and distribution activities

Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, a direct, wholly owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context

Oncor Ring-Fenced Entities	Oncor Holdings and its direct and indirect subsidiaries, including Oncor

PUCT	Public Utility Commission of Texas

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

TCEH
Texas Competitive Electric Holdings Company LLC, a direct, wholly owned subsidiary of EFCH and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context, that are engaged in electricity generation and wholesale and retail energy markets activities, and whose major subsidiaries include Luminant and TXU Energy

TCEH Demand Notes
Refers to certain loans from TCEH to EFH Corp. in the form of demand notes to finance EFH Corp. debt principal and interest payments and, until April 2011, other general corporate purposes of EFH Corp., that were guaranteed on a senior unsecured basis by EFCH and EFIH and were settled by EFH Corp. in January 2013.

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
TXU Energy Retail Company LLC, a direct, wholly owned subsidiary of TCEH that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers

US	United States of America

VIE	variable interest entity

iii

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(millions of dollars)
Interest income — affiliates (Note 5)	$—	$157	$284	$310
Interest expense and related charges (Note 7)	(190)	(124)	(374)	(232)
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	(190)	33	(90)	78
Income tax benefit (expense)	67	(12)	31	(29)
Equity in earnings of unconsolidated subsidiary (net of tax) (Note 2)	74	83	141	141
Net income (loss)	$(49)	$104	$82	$190

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(millions of dollars)
Net income (loss)	$(49)	$104	$82	$190
Other comprehensive income (loss) — net of tax effects:
Mark-to-market valuations of holdings of long-term debt of affiliates reclassified to interest income (net of tax benefit of $—, $—, $99 and $—) (Note 5)	—	—	(185)	—
Mark-to-market valuations of holdings of long-term debt of affiliates held as available for sale (net of tax benefit (expense) of $—, $17, $—, and $(44)) (Note 5)	—	(31)	—	81
Other	—	—	1	1
Total other comprehensive income (loss)	—	(31)	(184)	82
Comprehensive income (loss)	$(49)	$73	$(102)	$272

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(millions of dollars)
Cash flows — operating activities:
Net income	$82	$190
Adjustments to reconcile net income to cash used in operating activities:
Equity in earnings of unconsolidated subsidiary	(141)	(141)
Distributions of earnings from unconsolidated subsidiary	80	69
Deferred income taxes, net	(30)	(5)
PIK interest income on EFH Corp. Toggle Notes held as investment (Note 5)	—	(170)
Interest expense related to pushed-down debt of parent (Notes 3 and 7)	4	38
Interest expense on toggle notes payable in additional principal (Note 3)	83	—
Accretion of purchase discount on investment in long-term debt of affiliates (Note 5)	—	(48)
Amortization of debt exchange and issuance costs	(24)	4
Mark-to-market gain reclassified from accumulated other comprehensive income (Note 5)	(284)	—
Changes in operating assets and liabilities:
Income taxes payable to EFH Corp. (Note 6)	(3)	(113)
Other changes in operating assets and liabilities	(4)	46
Cash used in operating activities	(237)	(130)
Cash flows — financing activities:
Issuances of long-term debt (Note 3)	—	1,150
Interest received on holdings of long-term debt of affiliates (Note 5)	208	—
Distributions to EFH Corp. (Note 5)	(680)	(950)
Debt exchange and issuance costs, premiums and discounts	(6)	(37)
Cash provided by (used in) financing activities	(478)	163
Cash flows — investing activities:
Restricted cash used for distribution to EFH Corp. (Note 5)	680	—
Cash provided by investing activities	680	—
Net change in cash and cash equivalents	(35)	33
Cash and cash equivalents — beginning balance	424	46
Cash and cash equivalents — ending balance	$389	$79

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS	(millions of dollars)
Current assets:
Cash and cash equivalents	$389	$424
Restricted cash (Note 5)	—	680
Income taxes receivable from EFH Corp.	4	1
Total current assets	393	1,105
Investment in Oncor Holdings (Note 2)	5,904	5,842
Accumulated deferred income taxes	13	—
Other noncurrent assets, principally unamortized debt premium/discount	62	76
Total assets	$6,372	$7,023
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Trade accounts and other payables to affiliates	$—	$2
Accrued interest	134	137
Total current liabilities	134	139
Accumulated deferred income taxes	—	109
Long-term debt (Note 3)	7,820	6,954
Total liabilities	7,954	7,202
Commitments and Contingencies (Note 4)
Membership interests (Note 5):
Capital account	(878)	5,049
Long-term debt of affiliates held by EFIH	(680)	(5,388)
Accumulated other comprehensive income (loss)	(24)	160
Total membership interests	(1,582)	(179)
Total liabilities and membership interests	$6,372	$7,023

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

EFIH, a direct, wholly owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company with no operations or operating assets whose wholly owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell electricity to residential, business and other consumers in the north-central, eastern and western parts of Texas. EFIH has no reportable business segments. Oncor Holdings and its subsidiaries are not consolidated in EFIH's financial statements in accordance with consolidation accounting standards related to variable interest entities (VIEs) (see Note 2).

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

Our ability to make scheduled payments or to refinance our debt obligations depends on i) receiving dividends from Oncor Holdings, ii) receiving interest payments on EFH Corp. and TCEH debt we hold and, if needed, iii) receiving capital contributions or loans from EFH Corp. (see Notes 2, 3, and 5).

EFH Corp. Discussions with Creditors

In March and April 2013, EFH Corp. engaged in discussions with certain unaffiliated holders of first lien senior secured claims against EFCH, TCEH and certain of TCEH's subsidiaries (the EFCH and Subsidiaries Creditors) with respect to its capital structure, including the possibility of a restructuring transaction. During the discussions, proposed changes to its capital structure were presented to the EFCH and Subsidiaries Creditors. The proposed changes included a consensual restructuring of TCEH's debt under which EFCH, TCEH, and certain of TCEH's subsidiaries would implement a prepackaged plan of reorganization by commencing voluntary cases under Chapter 11 of the United States Bankruptcy Code. Under this proposed plan, the TCEH first lien creditors would exchange their claims for a combination of EFH Corp. equity and cash or new long-term debt of TCEH, and the Sponsors would continue to hold an equity investment in EFH Corp. The Sponsors communicated a willingness to contribute new equity capital to EFH Corp. to facilitate implementation of the proposed plan in an amount that would provide substantial additional liquidity to EFH Corp. and EFIH, provided that in such circumstances the Sponsors would receive additional equity of EFH Corp. Following implementation of the proposed plan, EFH Corp. would continue to hold all of the equity interests in EFCH and EFIH, EFCH would continue to hold all of the equity interests in TCEH, and EFIH would continue to hold all of the equity interests in Oncor Holdings. EFH Corp. and the EFCH and Subsidiaries Creditors have not reached agreement on the terms of any change in its capital structure.

EFH Corp. has engaged in additional discussions regarding possible changes to its capital structure with the advisors to the EFCH and Subsidiaries Creditors, EFIH creditors and other creditors. EFH Corp. will continue to consider and evaluate a range of future changes to its capital structure, in addition to the proposed changes described above, which may include filing a voluntary case under Chapter 11 of the United States Bankruptcy Code for some or all of EFH Corp. and its subsidiaries (excluding the Oncor Ring-Fenced Entities).

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

The carrying value of our variable interest in Oncor Holdings totaled $5.904 billion and $5.842 billion at June 30, 2013 and December 31, 2012, respectively, and is reported as investment in Oncor Holdings in our balance sheet. Our maximum exposure to loss from this investment does not exceed our carrying value.

See Note 6 for discussion of Oncor Holdings' and Oncor's transactions with EFH Corp. and its other subsidiaries.

Distributions from Oncor Holdings — Oncor Holdings' distributions of earnings to us totaled $80 million and $69 million for the six months ended June 30, 2013 and 2012, respectively. Distributions may not be paid except to the extent Oncor maintains a required regulatory capital structure as discussed below. At June 30, 2013, $143 million was eligible to be distributed to Oncor's members after taking into account the regulatory capital structure limit, of which approximately 80% relates to our ownership interest in Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the applicable board determines in good faith that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings.

Oncor's distributions are limited by its regulatory capital structure, which is required to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At June 30, 2013, Oncor's regulatory capitalization ratio was 59.0% debt and 41.0% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility's debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes bonds issued by Oncor Electric Delivery Transition Bond Company, which were issued in 2003 and 2004 to recover specific generation-related regulatory assets and other qualified costs. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).

Oncor Holdings Financial Statements — Condensed statements of consolidated income of Oncor Holdings and its subsidiaries for the three and six months ended June 30, 2013 and 2012 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues	$857	$828	$1,674	$1,611
Operation and maintenance expenses	(307)	(285)	(605)	(581)
Depreciation and amortization	(202)	(192)	(401)	(376)
Taxes other than income taxes	(101)	(98)	(203)	(200)
Other income	5	7	10	14
Other deductions	(4)	(1)	(8)	(3)
Interest income	1	12	2	21
Interest expense and related charges	(95)	(92)	(189)	(183)
Income before income taxes	154	179	280	303
Income tax expense	(61)	(75)	(102)	(126)
Net income	93	104	178	177
Net income attributable to noncontrolling interests	(19)	(21)	(37)	(36)
Net income attributable to Oncor Holdings	$74	$83	$141	$141

Assets and liabilities of Oncor Holdings at June 30, 2013 and December 31, 2012 are presented below:

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$12	$45
Restricted cash	45	55
Trade accounts receivable — net	372	338
Trade accounts and other receivables from affiliates	139	53
Inventories	67	73
Accumulated deferred income taxes	58	26
Prepayments and other current assets	100	82
Total current assets	793	672
Restricted cash	16	16
Other investments	86	83
Property, plant and equipment — net	11,693	11,318
Goodwill	4,064	4,064
Regulatory assets — net	1,647	1,788
Other noncurrent assets	80	78
Total assets	$18,379	$18,019
LIABILITIES
Current liabilities:
Short-term borrowings	$960	$735
Long-term debt due currently	128	125
Trade accounts payable — nonaffiliates	109	121
Income taxes payable to EFH Corp.	47	34
Accrued taxes other than income	93	153
Accrued interest	95	95
Other current liabilities	106	110
Total current liabilities	1,538	1,373
Accumulated deferred income taxes	1,853	1,736
Investment tax credits	22	24
Long-term debt, less amounts due currently	5,444	5,400
Other noncurrent liabilities and deferred credits	1,927	1,999
Total liabilities	$10,784	$10,532

3.	LONG-TERM DEBT

At June 30, 2013 and December 31, 2012, long-term debt consisted of the following:

	June 30,	December 31,
	2013	2012
Debt issued by EFIH:
6.875% Fixed Senior Secured First Lien Notes due August 15, 2017	$503	$503
10% Fixed Senior Secured First Lien Notes due December 1, 2020	3,482	2,180
11% Fixed Senior Secured Second Lien Notes due October 1, 2021	406	406
11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022	1,750	1,750
11.25% / 12.25% Senior Toggle Notes due December 1, 2018	1,476	1,304
9.75% Fixed Senior Notes due October 15, 2019	2	141
Unamortized premium	323	351
Unamortized discount	(152)	(131)
Total debt issued by EFIH	7,790	6,504
Pushed down debt (a):
10% EFH Corp. Fixed Senior Notes due January 15, 2020	—	331
9.75% EFH Corp. Fixed Senior Notes due October 15, 2019	—	57
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017	17	32
11.25%/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017	13	30
Total pushed down debt	30	450
Total long-term debt (b)	$7,820	$6,954
________________

(a)	Represents 50% of the amount of these EFH Corp. securities guaranteed by EFIH and pushed down per the discussion below under "Guarantees and Push Down of EFH Corp. Debt."

(b)	EFIH had no long-term debt due currently at June 30, 2013 and December 31, 2012.

Debt Related Activity in 2013

EFIH Debt Exchanges and Distributions Involving EFH Corp. Debt — In exchanges in January 2013, EFIH and EFIH Finance issued $1.302 billion principal amount of EFIH 10% Senior Secured Notes due 2020 (New EFIH 10% Notes) in exchange for $1.310 billion total principal amount of EFH Corp. and EFIH senior secured notes consisting of: (i) $113 million principal amount of EFH Corp. 9.75% Senior Secured Notes due 2019 (EFH Corp. 9.75% Notes), (ii) $1.058 billion principal amount of EFH Corp. 10% Senior Secured Notes due 2020 (EFH Corp. 10% Notes), and (iii) $139 million principal amount of EFIH 9.75% Senior Secured Notes due 2019 (EFIH 9.75% Notes). The New EFIH 10% Notes have terms and conditions substantially the same as the existing EFIH 10% Notes discussed below. EFIH cancelled the EFIH notes it received in the exchanges.

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

The aggregate principal amount of EFH Corp. debt received in the January 2013 exchanges totaled $1.266 billion.

Accounting and Income Tax Effects of the January 2013 Debt Exchanges — In consideration of the circumstances and terms of the exchanges, accounting rules require that the net loss on the exchanges, which totaled $21 million, be deferred and amortized to interest expense over the life of the debt issued. The deferred loss is reported as debt discount associated with the EFIH 10% Notes and EFIH Toggle Notes. The deferred loss and the related deferred tax liability were pushed down to EFIH as a membership interests transaction.

Guarantee and Push Down of EFH Corp. Debt

Merger-related debt of EFH Corp. and its subsidiaries consists of debt issued or existing at the time of the Merger. Debt issued in exchange for Merger-related debt is considered Merger-related. Debt issuances for cash are considered Merger-related debt to the extent the proceeds are used to repurchase Merger-related debt. EFCH and EFIH (excluding their subsidiaries) fully and unconditionally guarantee on a joint and several basis the Merger-related debt of EFH Corp. (parent). Such debt is subject to push down in accordance with SEC Staff Accounting Bulletin Topic 5-J, and as a result, a portion of such debt and related interest expense is reflected in our financial statements. Merger-related debt of EFH Corp. held by its subsidiaries is not subject to push down.

As a result of transactions in the first quarter 2013 discussed above, debt guaranteed and subject to push down at June 30, 2013 totals $60 million and consists of $33 million principal amount of EFH Corp. 10.875% Senior Notes and $27 million principal amount of EFH Corp. 11.25%/12.00% Senior Toggle Notes. The amount reflected in our balance sheet as pushed down debt ($30 million and $450 million at June 30, 2013 and December 31, 2012, respectively, as shown in the long-term debt table above) represents 50% of the principal amount of the EFH Corp. Merger-related debt guaranteed. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., we record the settlement of such amounts as noncash capital contributions from EFH Corp.

The following table presents an analysis of the total outstanding principal amount of EFH Corp. debt guaranteed by EFCH and EFIH at December 31, 2012 and June 30, 2013, respectively.

	December 31, 2012
Securities Guaranteed (principal amounts)	Held by EFIH	Subject to Push Down	Not Merger-Related	Total Guaranteed	Debt Cancelled in 2013	Total Guaranteed June 30, 2013 (c)
EFH Corp. 9.75% Senior Notes (a)	$—	$115	$—	$115	$113	$—
EFH Corp. 10% Senior Notes (a)	—	661	400	1,061	1,058	—
EFH Corp. 10.875% Senior Notes	1,685	64	—	1,749	1,715	33
EFH Corp. 11.25%/12.00% Senior Toggle Notes	3,441	60	—	3,501	3,474	27
Subtotal	$5,126	$900	$400	6,426	$6,360	60
TCEH Demand Notes (b)				698		—
Total				$7,124		$60
________________

(a)	As a result of transactions completed in the first quarter 2013, as discussed above, the guarantees of the EFH Corp. 9.75% Notes and EFH Corp. 10% Notes were eliminated.

(b)	The TCEH Demand Notes were settled in January 2013. See Note 6.

(c)	These amounts are subject to push down.

Information Regarding Other Significant Outstanding Debt

EFIH 6.875% Senior Secured Notes — At June 30, 2013, the principal amount of the EFIH 6.875% Notes totaled $503 million. These notes mature in August 2017, with interest payable in cash semiannually in arrears on February 15 and August 15 at a fixed rate of 6.875% per annum. The EFIH 6.875% Notes are secured on a first-priority basis by EFIH's pledge of its 100% ownership of the membership interests in Oncor Holdings (the EFIH Collateral) on an equal and ratable basis with the EFIH 10% Notes.

The EFIH 6.875% Notes are senior obligations of EFIH and rank equally in right of payment with all senior indebtedness of EFIH and are senior in right of payment to any future subordinated indebtedness of EFIH. The EFIH 6.875% Notes are effectively senior to all second lien and unsecured indebtedness of EFIH, to the extent of the value of the EFIH Collateral, and are effectively subordinated to any indebtedness of EFIH secured by assets of EFIH other than the EFIH Collateral, to the extent of the value of such assets. Furthermore, the EFIH 6.875% Notes are structurally subordinated to all indebtedness and other liabilities of EFIH's subsidiaries (other than EFIH Finance), including Oncor Holdings and its subsidiaries. The holders of the EFIH 6.875% Notes vote as a separate class from the holders of the EFIH 10% Notes.

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

EFIH 10% Senior Secured Notes — At June 30, 2013, the principal amount of the EFIH 10% Notes totaled $3.482 billion. The notes mature in December 2020, with interest payable in cash semiannually in arrears on June 1 and December 1 at a fixed rate of 10% per annum. The notes are secured by the EFIH Collateral on an equal and ratable basis with the EFIH 6.875% Notes.

The EFIH 10% Notes are senior obligations of EFIH and rank equally in right of payment with all existing and future senior indebtedness of EFIH, including the EFIH 6.875% Notes. The EFIH 10% Notes have substantially the same terms, covenants and events of default as the EFIH 6.875% Notes. The holders of the EFIH 10% Notes vote as a separate class from the holders of the EFIH 6.875% Notes.

EFIH 11% Senior Secured Second Lien Notes — At June 30, 2013, the principal amount of the EFIH 11% Notes totaled $406 million. The notes mature in October 2021, with interest payable in cash semiannually in arrears on May 15 and November 15 at a fixed rate of 11% per annum. The EFIH 11% Notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11.75% Notes.

The EFIH 11% Notes are senior obligations of EFIH and EFIH Finance and rank equally in right of payment with all senior indebtedness of EFIH and are effectively senior in right of payment to all existing or future unsecured debt of EFIH to the extent of the value of the EFIH Collateral. The notes have substantially the same terms, covenants and events of default as the EFIH 11.75% Notes discussed below, and the holders of the EFIH 11% Notes will generally vote as a single class with the holders of the EFIH 11.75% Notes.

EFIH 11.75% Senior Secured Second Lien Notes — At June 30, 2013, the principal amount of the EFIH 11.75% Notes totaled $1.750 billion. These notes mature in March 2022, with interest payable in cash semiannually in arrears on March 1 and September 1 at a fixed rate of 11.75% per annum. The EFIH 11.75% Notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11% Notes. The EFIH 11.75% Notes have substantially the same covenants as the EFIH 11% Notes, and the holders of the EFIH 11.75% Notes will generally vote as a single class with the holders of the EFIH 11% Notes.

The EFIH 11.75% Notes were issued in private placements and are not registered under the Securities Act. EFIH has agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH 11.75% Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable notes for the EFIH 11.75% Notes. Because the exchange offer has not yet been completed, the annual interest rate on the EFIH 11.75% Notes increased by 25 basis points (to 12.00%) on February 5, 2013 and by an additional 25 basis points (to 12.25%) on May 6, 2013. The interest rate on the EFIH 11.75% Notes will remain at that level until completion of the exchange offer, at which time the interest rate on the notes will revert to 11.75%.

EFIH 11.25%/12.25% Senior Toggle Notes — At June 30, 2013, the principal amount of the EFIH Toggle Notes totaled $1.476 billion. These notes mature in December 2018, with interest payable semiannually in arrears on June 1 and December 1 at a fixed rate of 11.25% per annum for cash interest and 12.25% per annum for PIK Interest. For any interest period until June 1, 2016, EFIH may elect to pay interest on the Toggle Notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new EFIH Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. Once EFIH makes a PIK election, which it did effective with the June 1, 2013 interest payment, the election is valid for each succeeding interest payment period until EFIH revokes the election.

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

Fair Value of Long-Term Debt

At June 30, 2013 and December 31, 2012, the estimated fair value of our long-term debt (including pushed down debt) totaled $7.951 billion and $7.258 billion, respectively, and the carrying amount totaled $7.820 billion and $6.954 billion, respectively. We determine fair value in accordance with accounting standards and at June 30, 2013 our debt fair value represents Level 2 valuations. We obtain security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

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

Cash Distributions

In January 2013, EFIH's board of directors declared, and EFIH paid, a cash distribution to EFH Corp. of $680 million (which as of December 31, 2012 was recorded as restricted cash), which was used by EFH Corp. to settle the TCEH Demand Notes (see Note 6).

In February 2012, EFIH's board of directors declared, and EFIH paid, a cash distribution to EFH Corp. of $950 million, which was used by EFH Corp. to partially settle the TCEH Demand Notes.

The indentures governing the EFIH Notes include covenants that, among other things and subject to certain exceptions, restrict our ability to pay dividends or make other distributions with respect to our membership interests. Accordingly, our net income is restricted from being used to make distributions with respect to our membership interests unless such distributions are expressly permitted under the indentures. The indentures further restrict us from making any distribution to EFH Corp. for the ultimate purpose of making a dividend on EFH Corp.'s common stock unless at the time, and after giving effect to such distribution, our consolidated leverage ratio is equal to or less than 6.0 to 1.0. Under the indentures governing the EFIH Notes, the term "consolidated leverage ratio" is defined as the ratio of EFIH's consolidated total debt (as defined in the indentures) to EFIH's Adjusted EBITDA on a consolidated basis, including Oncor Holdings and its subsidiaries. EFIH's consolidated leverage ratio was 7.8 to 1.0 at June 30, 2013.

In addition, under applicable law, we are prohibited from paying any distribution to the extent that immediately following payment of such distribution, we would be insolvent.

Long-Term Debt Of Affiliates Held by EFIH

As a result of debt exchanges in 2009 through 2013, we held debt securities of EFH Corp. and TCEH as presented in the table below. In December 2012, management determined that some or all of these securities may be returned as dividends to EFH Corp.; accordingly, the balances were reclassified at that time from investment in long-term debt of affiliates and reported as a reduction of membership interests. The securities are no longer marked-to-market. Interest received reduces the carrying value of the securities.

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

In the first quarter 2013, EFIH distributed $6.360 billion principal amount of EFH Corp. debt that it previously received in debt exchanges as a dividend to EFH Corp., which cancelled the notes, leaving $1.361 billion principal amount of affiliate debt still held by EFIH. The $6.360 billion principal amount consisted of $5.125 billion of debt held at December 31, 2012 and $1.235 billion (of the $1.266 billion) received in debt exchanges in January 2013 (see Note 3). The dividend included $1.715 billion principal amount of EFH Corp. 10.875% Notes, $3.474 billion principal amount of EFH Corp. Toggle Notes, $1.058 billion principal amount of EFH Corp. 10% Notes and $113 million principal amount of EFH Corp. 9.75% Notes.

The principal amounts, coupon rates, maturities and carrying value of holdings of long-term debt of affiliates are as follows:

	June 30, 2013		December 31, 2012
	Principal Amount	Carrying Value (a)	Principal Amount	Carrying Value
EFH Corp. 10.875% Fixed Senior Notes due November 1, 2017	$—	$—	$1,685	$1,502
EFH Corp. 11.25/12.00% Senior Toggle Notes due November 1, 2017	—	—	3,441	3,108
EFH Corp. 5.55% Fixed Senior Notes Series P due November 15, 2014	281	193	279	197
EFH Corp. 6.50% Fixed Senior Notes Series Q due November 15, 2024	545	267	516	260
EFH Corp. 6.55% Fixed Senior Notes Series R due November 15, 2034	456	209	456	221
TCEH 10.25% Fixed Senior Notes due November 1, 2015 (both periods include $48 million principal amount of Series B Notes)	79	11	79	13
Total	$1,361	680	$6,456	5,301
Accrued interest receivable		—		87
Balance reported as reduction in membership interests		$680		$5,388
_____________

(a)	Changes from December 31, 2012 reflect the exchange transactions discussed in Note 3, the dividend discussed immediately below and cash interest received on the securities.

As a result of the distribution of all the EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes EFIH held, we recorded a gain of $284 million (pretax) representing the reclassification to interest income of mark-to-market gains reported in accumulated other comprehensive income (AOCI). Prior to our issuance of the dividend, we received payment from EFH Corp. of the $163 million of accrued interest on the notes, which was recorded in membership interests.

Interest income recorded on these securities for the six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest received/accrued	$—	$46	$—	$92
Accretion of purchase discount	—	24	—	48
PIK interest received/accrued related to EFH Corp. Toggle Notes	—	87	—	170
Mark-to-market gain reclassified from AOCI	—	—	284	—
Total interest	$—	$157	$284	$310

Our liquidity needs represent interest and principal payments on our long-term debt and payments of income taxes to EFH Corp., which we expect to fund with cash on hand, distributions we receive from Oncor Holdings (see Note 2), interest and principal payments we receive on TCEH and EFH Corp. debt securities and as necessary, to the extent available, additional liquidity sources, including borrowings from EFH Corp. The indentures governing the EFIH Notes do not limit our ability to dividend the EFH Corp. debt securities that we hold to EFH Corp. so long as we received such securities in exchange for the issuance of EFIH debt, which applies to all the EFH Corp. debt we currently hold.

Membership Interests

The following table presents the changes (all after tax) to membership interests for the six months ended June 30, 2013:

	Capital Accounts	Long-Term Debt of Affiliate Held by EFIH	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2012	$5,049	$(5,388)	$160	$(179)
Net income	82	—	—	82
Cash distributions to EFH Corp.	(680)	—	—	(680)
Effect of debt push-down from EFH Corp. (a)	435	—	—	435
Dividend to EFH Corp. of long-term debt of affiliate ($6.360 billion principal amount)	(5,778)	—	—	(5,778)
Deferred net loss on debt exchanges, net of tax (Note 3)	14	—	—	14
Long-term debt of affiliate distributed to EFH Corp. ($5.125 billion principal amount)	—	4,524	—	4,524
Net long-term debt of affiliate received in debt exchanges ($31 million principal amount)	—	(23)	—	(23)
Interest received on holdings of long-term debt of affiliate	—	208	—	208
Recognition in interest income of mark-to-market valuations of investments in long-term debt of affiliate upon distribution to EFH Corp.	—	—	(185)	(185)
Net effects of cash flow hedges of unconsolidated subsidiary	—	—	1	1
Other	—	(1)	—	(1)
Balance at June 30, 2013	$(878)	$(680)	$(24)	$(1,582)
________________

(a)	Represents the effect of a reduction of $420 million of debt pushed down from EFH Corp. (see Note 3) and related interest and income tax effects.

The following table presents the changes to membership interests for the six months ended June 30, 2012:

	Capital Accounts	Accumulated Other Comprehensive Income	Total Membership Interests
Balance at December 31, 2011	$5,790	$15	$5,805
Net income	190	—	190
Cash distributions to EFH Corp.	(950)	—	(950)
Effect of debt push-down from EFH Corp.	17	—	17
Net effects of investment in long-term debt of affiliates	—	81	81
Net effects of cash flow hedges of unconsolidated subsidiary (a)	—	1	1
Balance at June 30, 2012	$5,047	$97	$5,144
________________

(a)	Represents recognition in equity in earnings of unconsolidated subsidiary of previous losses on interest rate hedge transactions entered into by Oncor.

The table below presents the changes to accumulated other comprehensive income (loss) for the six months ended June 30, 2013. There was no other comprehensive income (loss) before reclassification for the period.

	Dedesignated Cash Flow Hedges - Oncor	Changes in Fair Values of Investment in Debt Securities of Affiliates	Pension and Other Postretirement Employee Benefit Liabilities Adjustments - Oncor	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$(23)	$185	$(2)	$160
Amounts reclassified from accumulated other comprehensive income (loss) and reported in:
Interest income	—	(284)	—	(284)
Other	2	—	(1)	1
Income tax benefit	—	99	—	99
Total amount reclassified from accumulated other comprehensive income (loss) during the period	2	(185)	(1)	(184)
Balance at June 30, 2013	$(21)	$—	$(3)	$(24)

6.	RELATED–PARTY TRANSACTIONS

The following represent our significant related-party transactions in addition to the EFH Corp. and TCEH debt securities held by EFIH as discussed in Note 5:

•
EFH Corp. files consolidated federal income tax and Texas state margin tax returns, and under a tax sharing agreement, allocates income tax liabilities to us substantially as if we were filing our own corporate income tax returns. Our income tax receivable from EFH Corp. totaled $4 million and $1 million at June 30, 2013 and December 31, 2012, respectively. Our income tax payments to EFH Corp. totaled $3 million and $154 million for the six months ended June 30, 2013 and 2012, respectively, which represented federal income taxes and Texas state margin taxes. See discussion below in this note regarding allocation of income tax liabilities to Oncor Holdings and Oncor.

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

In February 2012, Goldman acted as a joint book-running manager and initial purchaser in the issuance of $1.15 billion principal amount of EFIH 11.750% Notes for which it received fees totaling $7 million. A broker-dealer affiliate of KKR served as a co-manager and initial purchaser and an affiliate of TPG served as an advisor in the transactions, for which they each received $1 million.

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

Significant related-party transactions between Oncor Holdings (including its consolidated subsidiary Oncor) and EFH Corp., other affiliates of EFH Corp. and the Sponsor Group are as follows:

•
Oncor receives payments from TCEH for services it provides, principally the delivery of electricity. Revenues recorded by Oncor for these services totaled $230 million and $238 million for the three months ended June 30, 2013 and 2012, respectively, and $455 million and $465 million in the six months ended June 30, 2013 and 2012, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. These revenues from TCEH represented 27% and 29% of Oncor Holdings' operating revenues for the six months ended June 30, 2013 and 2012, respectively. Oncor Holdings' balance sheets at June 30, 2013 and December 31, 2012 reflect receivables from affiliates totaling $139 million and $53 million, respectively, consisting almost entirely of trade receivables from TCEH related to these electricity delivery fees.

•
In August 2012, TCEH and Oncor agreed to settle at a discount two agreements related to securitization (transition) bonds issued by Oncor's bankruptcy-remote financing subsidiary in 2003 and 2004 to recover generation-related regulatory assets. Under the agreements, TCEH had been reimbursing Oncor as described immediately below.

Oncor collects transition surcharges from its customers to recover the transition bond payment obligations. Oncor's incremental income taxes related to the transition surcharges it collects had been reimbursed by TCEH quarterly under a noninterest bearing note payable to Oncor that was to mature in 2016. TCEH's payments on the note prior to the August 2012 settlement totaled $10 million and $20 million for the three and six months ended June 30, 2012, respectively.

Under an interest reimbursement agreement, TCEH had reimbursed Oncor on a monthly basis for interest expense on the transition bonds. Only the monthly accrual of interest under this agreement was reported as a receivable by Oncor. This interest income prior to the August 2012 settlement totaled $7 million and $14 million for the three and six months ended June 30, 2012, respectively.

•
Oncor pays EFH Corp. subsidiaries for certain administrative services and shared facilities at cost. These costs, which are primarily reported in operation and maintenance expenses, totaled $7 million and $9 million for the three months ended June 30, 2013 and 2012, respectively, and $16 million for both the six months ended June 30, 2013 and 2012.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH's balance sheet) is funded by a delivery fee surcharge collected from REPs by Oncor, as collection agent, and remitted monthly to TCEH. The delivery fee surcharges remitted to TCEH totaled $4 million for both the three months ended June 30, 2013 and 2012 and $8 million for both the six months ended June 30, 2013 and 2012, respectively.

•
EFH Corp. files a consolidated federal income tax return that includes Oncor Holdings' results. Oncor is not a member of EFH Corp.'s consolidated tax group, but EFH Corp.'s consolidated federal income tax return includes EFH Corp.'s portion of Oncor's results as a result of EFH Corp.'s equity ownership in Oncor. EFH Corp. also files a consolidated Texas state margin tax return that includes all of Oncor Holdings' and Oncor's results. However, under a tax sharing agreement, Oncor Holdings and Oncor record their federal income and Texas state margin taxes substantially as if Oncor Holdings and Oncor were filing their own corporate income tax returns. Oncor Holdings and Oncor had a current payable to EFH Corp. related to income taxes of $47 million and $34 million at June 30, 2013 and December 31, 2012, respectively. Oncor Holdings and Oncor made income tax payments to EFH Corp. totaling $53 million and $37 million in the six months ended June 30, 2013 and 2012, respectively.

•
Oncor has PUCT-approved tariffs in place to assure adequate credit worthiness of any REP to support the REP's obligation to collect transition bond-related charges on behalf of Oncor Electric Delivery Transition Bond Company LLC. Under these tariffs, as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at both June 30, 2013 and December 31, 2012, TCEH had posted letters of credit in the amount of $11 million, for Oncor's benefit.

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

7.	SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest paid/accrued	$161	$103	$311	$190
Interest expense related to pushed down debt	1	19	4	38
Interest payable with additional toggle notes (Note 3)	42	—	83	—
Amortization of debt exchange premiums	(20)	—	(42)	—
Amortization of debt exchange discounts and issuance costs	6	2	18	4
Total interest expense and related charges	$190	$124	$374	$232

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2013	2012
Cash payments (receipts) related to:
Interest on EFIH debt	$301	$137
Interest on long-term debt of affiliates	—	(92)
Income taxes	3	154
Noncash investing and financing activities:
Receipt of additional EFH Corp. Toggle Notes in lieu of cash interest	—	(167)
Principal amount of toggle notes issued in lieu of cash interest (Note3)	83	—
Parent's payment of interest on pushed-down debt accounted for as a contribution of capital (net of tax) (Note 3)	20	17
Effect of push down of debt from EFH Corp.	(420)	—
Debt exchange transactions (Note 5)	14	—
Effect of retirement of EFH Corp. debt acquired in debt exchange (Note 5)	(5,778)	—

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2013 and 2012 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFIH, a direct, wholly owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company whose wholly owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell electricity to residential, business and other consumers in the north-central, eastern and western parts of Texas. Revenues from services provided to TCEH represented 27% and 29% of Oncor's total reported consolidated revenues for the six months ended June 30, 2013 and 2012, respectively. EFIH has no reportable business segments. See Notes 1 and 2 to Financial Statements for a discussion of the reporting of our investment in Oncor Holdings as an equity method investment and a description of the "ring-fencing" measures implemented with respect to Oncor Holdings and Oncor. These measures were put in place to further enhance Oncor's credit quality and mitigate Oncor's and Oncor Holdings' exposure to the Texas Holdings Group with the intent to minimize the risk that a court would order any of the assets and liabilities of the Oncor Ring-Fenced Entities to be substantively consolidated with those of any member of the Texas Holdings Group in the event any such member were to become a debtor in a bankruptcy case. We believe, as several major credit rating agencies have acknowledged, that the likelihood of such substantive consolidation of the Oncor Ring-Fenced Entities' assets and liabilities is remote in consideration of the ring-fencing measures and applicable law.

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

In January 2013, EFIH issued $1.391 billion principal amount of debt in exchange for $1.266 billion principal amount of EFH Corp. debt and $139 million principal amount of EFIH debt. In 2013, EFIH distributed $6.360 billion principal amount of EFH Corp. debt that it received in debt exchanges, including $1.235 billion received in January 2013, as a dividend to EFH Corp., which cancelled it, leaving $1.361 billion principal amount of affiliate debt still held by EFIH. See Note 3 to Financial Statements for details of debt related activity in 2013.

EFH Corp. and its subsidiaries (other than Oncor Holdings and its subsidiaries) continue to consider and evaluate possible transactions and initiatives to address their highly leveraged balance sheets and significant cash interest requirements and will likely from time to time enter into discussions with their lenders and bondholders with respect to such transactions and initiatives. These transactions and initiatives may include, among others, debt for debt exchanges, recapitalizations, amendments to and extensions of debt obligations and debt for equity exchanges or conversions, including exchanges or conversions of debt of EFIH, EFCH and TCEH into equity of EFH Corp., EFCH, TCEH and/or any of their subsidiaries. These actions could result in holders of EFH Corp., EFIH and TCEH debt instruments not recovering the full principal amount of those obligations. See Note 1 to Financial Statements regarding "EFH Corp. Discussions with Creditors."

Sunset Review/2013 Texas Legislative Session — Sunset review is the regular assessment of the continuing need for a state agency to exist, and is grounded in the premise that an agency will be abolished unless legislation is passed to continue its functions. On a specified time schedule, the Texas Sunset Advisory Commission (Sunset Commission) closely reviews each agency and recommends action on each agency to the Texas Legislature, which action may include modifying or even abolishing the agency.

During the 2013 legislative session that ended in May 2013, the Texas Legislature passed the PUCT Sunset bill and extended the life of the PUCT for 10 years through 2023. The bill did not fundamentally change the management or operation of the PUCT related to electricity issues. The bill included various electric service regulation changes, including clarification on PUCT oversight of ERCOT, protections regarding customer privacy related to advanced meter data and new PUCT authority to issue cease and desist orders.

No legislation passed during the 2013 Texas legislative session, including the Sunset Review actions described above, is expected to have a material impact on our results of operations, liquidity or financial condition.

Oncor Matters with the PUCT — Competitive Renewable Energy Zones (CREZs) — In 2009, the PUCT awarded Oncor CREZ construction projects (PUCT Docket Nos. 35665 and 37902) requiring 14 related Certificate of Convenience and Necessity (CCN) amendment proceedings before the PUCT for 17 projects. All 17 projects and 14 CCN amendments have been approved by the PUCT. The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in the western part of Texas to population centers in the eastern part of Texas. In addition to these projects, ERCOT completed a study in December 2010 that will result in Oncor and other transmission service providers building additional facilities to provide further voltage support to the transmission grid as a result of CREZ. Oncor currently estimates, based on these additional voltage support facilities and the approved routes and stations for its awarded CREZ projects, that CREZ construction costs will total approximately $2.0 billion. CREZ-related costs could change based on finalization of costs for the additional voltage support facilities and final detailed designs of subsequent project routes. At June 30, 2013, Oncor's cumulative CREZ-related capital expenditures totaled $1.772 billion, including $312 million in 2013. Oncor expects that all necessary permitting actions and other requirements and all line and station construction activities for Oncor's CREZ construction projects will be completed by the end of 2013. Additional voltage support projects are expected to be completed by early 2014, with the exception of one series capacitor project that is scheduled to be completed in December 2015.

Transmission Cost Recovery and Rates (PUCT Docket Nos. 41543, 41002 and 40451) — In order to reflect increases or decreases in its wholesale transmission costs, including fees paid to other transmission service providers, Oncor is required to file an update to the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs twice a year. In June 2013, Oncor filed an application to update the TCRF, which will become effective September 1, 2013. This application was designed to increase Oncor's billings for the period from September 2013 through February 2014 by $88 million. In November 2012, Oncor filed an application to update the TCRF, which became effective March 1, 2013. This application was designed to reduce Oncor's billings for the period from March 2013 through August 2013 by $47 million. In June 2012, Oncor filed an application to update the TCRF, which became effective in September 2012. This application was designed to increase Oncor's billings for the period from September 2012 through February 2013 by $129 million.

Transmission Interim Rate Update Applications (PUCT Docket Nos. 41706 and 41166) — In order to reflect changes in its invested transmission capital, PUCT rules allow Oncor to update its transmission cost of service (TCOS) rates by filing up to two interim TCOS rate adjustments in a calendar year. The TCOS rate is charged directly to third-party wholesale transmission providers benefiting from Oncor's transmission system and, through the TCRF component of Oncor's delivery rates, to REPs with retail customers in Oncor's service territory. In July 2013, Oncor filed an application for an interim update of its TCOS rate. Oncor anticipates PUCT approval of the new rate in September 2013. Oncor's annualized revenues will increase by an estimated $71 million with approximately $45 million of this increase recoverable through transmission costs charged to wholesale customers and $26 million recoverable from REPs through the TCRF component of Oncor's delivery rates. In January 2013, Oncor filed an application for an interim update of its TCOS rate. The new rate was approved by the PUCT and became effective in March 2013. Oncor's annualized revenues increased by an estimated $27 million with approximately $17 million of this increase recoverable through transmission costs charged to wholesale customers and $10 million recoverable from REPs through the TCRF component of Oncor's delivery rates.

Application for 2014 Energy Efficiency Cost Recovery Factor (PUCT Docket No. [41544]) — In May 2013, Oncor filed an application with the PUCT to request approval of the energy efficiency cost recovery factor (EECRF) for 2014. PUCT rules require Oncor to make an annual EECRF filing by the first business day in June in each year for implementation on March 1 of the next calendar year. The requested 2014 EECRF was $73 million, which is the same amount established for 2013, and would result in a monthly charge for residential customers of $1.01 as compared to the 2013 residential charge of $1.23 per month. PUCT approval is expected in the third quarter 2013.

Summary — We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly affect our results of operations, liquidity or financial condition.

RESULTS OF OPERATIONS

Financial Results — Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Interest income – affiliates decreased $157 million to none in 2013. See Notes 3 and 5 to Financial Statements for discussion of January 2013 transactions and reclassification of long-term debt of affiliates we hold that resulted in interest received on such debt no longer being recorded as interest income.

Interest expense and related charges increased $66 million to $190 million in 2013. The increase was driven by higher interest paid/accrued reflecting issuance of EFIH Notes in 2012 and 2013 (see Note 3 to Financial Statements).

Income tax benefit totaled $67 million in 2013 compared to income tax expense of $12 million in 2012. The effective tax rate on pretax loss was 35.3% in 2013 compared to 36.4% on pretax income in 2012. The change in the effective tax rate was driven by a decrease in Texas margin tax expense due primarily to lower interest income.

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) decreased $9 million to $74 million in 2013. Equity in earnings in 2013 included a $3 million favorable tax effect due to resolution of certain income tax positions at Oncor. The decline reflected the effect of milder weather on revenues, lower interest income and higher depreciation, partially offset by higher revenues reflecting higher transmission rates and growth in points of delivery. See Note 2 to Financial Statements.

Net loss increased $153 million to $49 million in 2013 driven by a decrease in interest income and an increase in interest expense.

Financial Results — Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Interest income – affiliates decreased $26 million to $284 million in 2013. The 2013 amount represents previous mark-to-market gains on certain holdings of long-term debt of affiliates reclassified from accumulated other comprehensive income. As a result of EFIH's distribution of these securities to EFH Corp. in the first quarter, these gains were recognized as interest income in accordance with GAAP. See Notes 3 and 5 to Financial Statements for discussion of January 2013 transactions and reclassification of long-term debt of affiliates we hold that resulted in interest received on such debt no longer being recorded as interest income.

Interest expense and related charges increased $142 million to $374 million in 2013. The increase was driven by higher interest paid/accrued reflecting issuance of EFIH Notes in 2012 and 2013 (see Note 3 to Financial Statements).

Income tax benefit totaled $31 million in 2013 compared to income tax expense of $29 million in 2012. The effective tax rate on pretax loss was 34.4% in 2013 compared to 37.2% on pretax income in 2012. The change in the effective tax rate was driven by a decrease in nondeductible interest on pushed down debt.

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) totaled $141 million in both 2013 and 2012. Equity in earnings in 2013 included an $11 million favorable tax effect due to resolution of certain income tax positions at Oncor. The results also reflected higher depreciation, lower interest income and the effect of milder weather, partially offset by higher revenues reflecting higher transmission rates and growth in points of delivery. See Note 2 to Financial Statements.

Net income decreased $108 million to $82 million in 2013 driven by the increase in interest expense.

FINANCIAL CONDITION

Cash Flows — Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012 — Cash used in operating activities totaled $237 million in 2013 compared to $130 million in 2012. The $107 million increase reflected $164 million in higher interest payments and a decrease of $92 million in interest received on affiliate debt, partially offset by the effect of $154 million in taxes paid to EFH Corp. in 2012, including amounts related to prior years. See Note 5 to Financial Statements for discussion of the distribution of EFH Corp. debt as a dividend to EFH Corp., which has resulted in lower cash interest received in 2013 as compared to 2012.

Amortization of debt issuance costs reported in the statement of consolidated cash flows relates to both the debt pushed down from EFH Corp. and the debt we have issued (see Note 3 to Financial Statements) and is reported in interest expense and related charges in the statement of consolidated income.

Cash used in financing activities totaled $478 million in 2013 compared to cash provided totaling $163 million in 2012. Activity in 2013 reflects a $680 million cash distribution to EFH Corp. (see Note 5 to Financial Statements), partially offset by the cash settlement of accrued interest totaling $208 million on the debt securities distributed to EFH Corp. in 2013. Activity in 2012 reflected the issuances of $1.150 billion of EFIH Notes and distributions of $950 million of the proceeds to EFH Corp.

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

Liquidity Needs — Our liquidity needs represent interest and principal payments on our long-term debt and payments of income taxes to EFH Corp., which we expect to fund with cash on hand, distributions we receive from Oncor Holdings, interest and principal payments we receive on TCEH and EFH Corp. debt securities (see Note 5 to Financial Statements) and as necessary, to the extent available, additional liquidity sources, including borrowings from EFH Corp. (See "Distributions of Earnings from Oncor Holdings" below and Notes 2 and 6 to Financial Statements.)

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

We made our June 2013 interest payment and expect to make our December 2013 interest payment on the EFIH Toggle Notes by using the PIK feature of those notes. During the applicable PIK interest periods, the interest rate on these notes is increased from 11.25% to 12.25%. As a result of the PIK election, we increased the aggregate principal amount of the notes by $83 million in June 2013 and expect to issue an additional $90 million in December 2013. See Note 3 to Financial Statements for further discussion of the EFIH Toggle Notes.

Distributions of Earnings from Oncor Holdings — Oncor Holdings' distributions of earnings to us totaled $80 million and $69 million for the six months ended June 30, 2013 and 2012, respectively. Oncor Holdings' board of directors also declared a distribution to us totaling $68 million payable on August 1, 2013. See Note 2 to Financial Statements for discussion of limitations on amounts Oncor can distribute to its members.

Oncor has credit risk exposure to trade accounts receivable from TXU Energy, which relate to delivery services provided by Oncor to TXU Energy. These trade accounts receivable amounts totaled $133 million, net of $7 million in letters of credit posted by TCEH, at June 30, 2013. Because Oncor had committed to the PUCT, in connection with the Merger, that it would not seek regulatory rate recovery for credit losses associated with affiliated REPs, Oncor's earnings would be reduced by the amount (after-tax) of any default by TXU Energy.

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

Adjusted EBITDA (as used in the restricted payments covenants contained in the indentures governing the EFIH Notes and the EFH Corp. Notes) for the twelve months ended June 30, 2013 totaled $1.779 billion and $4.759 billion, respectively. See Exhibits 99(b) and 99(c) for a reconciliation of net income (loss) to Adjusted EBITDA for EFIH and EFH Corp., respectively, for the six and twelve months ended June 30, 2013 and 2012.

The table below summarizes various financial ratios of EFIH and EFH Corp. that are applicable under the indentures governing the EFIH Notes, EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes at June 30, 2013 and December 31, 2012 and the corresponding covenant threshold levels at June 30, 2013. The debt incurrence and restricted payments/limitations on investments covenants thresholds presented below represent levels that must be met in order for EFH Corp. and EFIH to incur certain debt or make certain restricted payments and/or investments. Our debt agreements do not contain maintenance covenants. In January 2013, in accordance with amendments to the terms of the EFH Corp. 9.75% Senior Notes due 2019 and EFH Corp. 10% Notes due 2020 and their governing indentures, restrictive covenants under those notes were removed (see Note 3 to Financial Statements).

	June 30, 2013	December 31, 2012	Threshold Level at June 30, 2013
Debt Incurrence Thresholds:
EFIH Notes:
EFIH fixed charge coverage ratio (a)	0.2 to 1.0	0.3 to 1.0	At least 2.0 to 1.0
Restricted Payments/Limitations on Investments Thresholds:
EFH Corp. 10.875% Notes and Toggle Notes:
General restrictions (Sponsor Group payments):
EFH Corp. leverage ratio	11.9 to 1.0	10.1 to 1.0	Equal to or less than 7.0 to 1.0
EFIH Notes:
General restrictions (non-EFH Corp. payments):
EFIH fixed charge coverage ratio (a)(b)	1.7 to 1.0	2.1 to 1.0	At least 2.0 to 1.0
General restrictions (EFH Corp. payments):
EFIH fixed charge coverage ratio (a)(b)	0.2 to 1.0	0.3 to 1.0	At least 2.0 to 1.0
EFIH leverage ratio	7.8 to 1.0	7.0 to 1.0	Equal to or less than 6.0 to 1.0
_____________

(a)	Calculation excludes interest income on the EFH Corp. 10.875% Notes and Toggle Notes that EFIH distributed as a dividend to EFH Corp. in January 2013 (see Note 5 to Financial Statements).

(b)
The EFIH fixed charge coverage ratio for paying dividends or repurchasing or making distributions in respect of capital stock (EFH Corp. payments) excludes the results of Oncor Holdings and its subsidiaries. The EFIH fixed charge coverage ratio for making investments (non-EFH Corp. payments) includes the results of Oncor Holdings and its subsidiaries.

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

Long-Term Contractual Obligations and Commitments — The following table summarizes our contractual cash obligations at June 30, 2013 (see Note 3 to Financial Statements for additional disclosures regarding these long-term debt obligations):

Contractual Cash Obligations (a)	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long-term debt – principal	$—	$—	$533	$7,116	$7,649
Long-term debt – interest	637	1,626	1,612	2,201	6,076
Total contractual cash obligations	$637	$1,626	$2,145	$9,317	$13,725
_____________

(a)
Includes $30 million principal amount and related interest of EFH Corp. notes pushed down to EFIH (see Note 3 to Financial Statements.) Excludes $90 million of additional principal amount of notes expected to be issued in December 2013 and due in 2018, reflecting the PIK feature on toggle notes discussed above under "EFIH Toggle Notes Interest Election."

Guarantees — See Note 4 to Financial Statements for discussion of guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

See Notes 2 and 4 to Financial Statements regarding VIEs and guarantees, respectively.

COMMITMENTS AND CONTINGENCIES

See Note 4 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after June 30, 2013 that are expected to materially impact our financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place. All of our long-term debt at June 30, 2013 and December 31, 2012 carried fixed interest rates.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" included in our 2012 Form 10-K and is therefore not presented herein. See Note 3 to Financial Statements for discussion of debt issued and retired in 2013.

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

At June 30, 2013, Oncor's exposure to credit risk associated with accounts receivable from nonaffiliate customers totaled $375 million. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $3 million, and includes trade accounts receivable from REPs totaling $288 million, which are almost entirely noninvestment grade. At June 30, 2013, REP subsidiaries of one nonaffiliated entity collectively represented approximately 12% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure. Oncor views its exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default would have a material effect on cash flows.

See "Financial Condition — Distributions of Earnings from Oncor Holdings" above for discussion of Oncor's credit risk to accounts receivable from affiliates.

See Note 6 to Financial Statements for discussion of transactions between Oncor and TCEH and EFH Corp.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including such matters as activities under our liability management program, projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, "Risk Factors" in our 2012 Form 10-K and the discussion under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under Item 1A, "Risk Factors" in our 2012 Form 10-K. The risks described in such report are not the only risks facing our Company.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(3(i))	Articles of Incorporation

3(a)	333-153529 Form S-4 (filed September 17, 2008)	3(c)	—	Certificate of Formation of Energy Future Intermediate Holding Company LLC, as amended

(3(ii))	By-laws

3(b)	1-34544 Form 10-K (filed February 21, 2012)	3(b)	—	Second Amended and Restated Limited Liability Company Agreement of Energy Future Intermediate Holding Company LLC

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income - Twelve Months Ended June 30, 2013.

99(b)			—	Energy Future Intermediate Holding Company LLC Consolidated Adjusted EBITDA reconciliation for the six and twelve months ended June 30, 2013 and 2012.

99(c)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the six and twelve months ended June 30, 2013 and 2012.

XBRL Data Files

101.INS			—	XBRL Instance Document**

101.SCH			—	XBRL Taxonomy Extension Schema Document**

101.CAL			—	XBRL Taxonomy Extension Calculation Document**

101.DEF			—	XBRL Taxonomy Extension Definition Document**

101.LAB			—	XBRL Taxonomy Extension Labels Document**

101.PRE			—	XBRL Taxonomy Extension Presentation Document**
____________

*	Incorporated herein by reference

**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

By:	/s/ STAN SZLAUDERBACH
Stan Szlauderbach
Senior Vice President and Controller (Principal Accounting Officer)

Date: August 1, 2013