Form 10-Q
period 2013-09-30
Energy Future Intermediate Holding CO LLC
filed 2013-11-01
CIK 1445146

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

At October 31, 2013, the outstanding membership interest in Energy Future Intermediate Holding Company LLC was directly held by Energy Future Holdings Corp.

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

EFIH Notes
Refers, collectively, to EFIH's and EFIH Finance's 6.875% Senior Secured Notes due August 15, 2017 (EFIH 6.875% Notes), 9.75% Senior Notes due October 15, 2019 (EFIH 9.75% Notes), 10.000% Senior Secured Notes due December 1, 2020 (EFIH 10% Notes), 11% Senior Secured Second Lien Notes due October 1, 2021 (EFIH 11% Notes), 11.75% Senior Secured Second Lien Notes due March 1, 2022 (EFIH 11.75% Notes) and 11.25/12.25% Senior Toggle Notes due December 1, 2018 (EFIH Toggle Notes).

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

US	United States of America

VIE	variable interest entity

iii

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(millions of dollars)
Selling, general and administrative expenses	$(5)	$—	$(5)	$—
Interest income — affiliates (Note 5)	—	152	284	462
Interest expense and related charges (Note 7)	(191)	(137)	(566)	(368)
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	(196)	15	(287)	94
Income tax benefit (expense)	68	(6)	100	(35)
Equity in earnings of unconsolidated subsidiary (net of tax) (Note 2)	114	109	255	249
Net income (loss)	$(14)	$118	$68	$308

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(millions of dollars)
Net income (loss)	$(14)	$118	$68	$308
Other comprehensive income (loss) — net of tax effects:
Mark-to-market valuations of holdings of long-term debt of affiliates reclassified to interest income (net of tax benefit of $—, $—, $99 and $—) (Note 5)	—	—	(185)	—
Mark-to-market valuations of holdings of long-term debt of affiliates held as available for sale (net of tax expense of $—, $30, $—, and $31) (Note 5)	—	191	—	272
Net effects related to Oncor — reported in equity in earnings of unconsolidated subsidiaries (net of tax benefit of $—, $—, $— and $1)	1	1	1	2
Total other comprehensive income (loss)	1	192	(184)	274
Comprehensive income (loss)	$(13)	$310	$(116)	$582

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(millions of dollars)
Cash flows — operating activities:
Net income	$68	$308
Adjustments to reconcile net income to cash used in operating activities:
Equity in earnings of unconsolidated subsidiary	(255)	(249)
Distributions of earnings from unconsolidated subsidiary	148	100
Deferred income taxes, net	(96)	(8)
PIK interest income on EFH Corp. Toggle Notes held as investment (Note 5)	—	(259)
Interest expense related to pushed-down debt of parent (Notes 3 and 7)	5	57
Interest expense on toggle notes payable in additional principal (Notes 3 and 7)	130	—
Noncash impairment of investment in long-term debt of affiliates	—	6
Accretion of purchase discount on investment in long-term debt of affiliates	—	(71)
Amortization of debt exchange and issuance costs	(39)	6
Mark-to-market gain reclassified from accumulated other comprehensive income (Note 5)	(284)	—
Changes in operating assets and liabilities:
Income taxes receivable from/payable to EFH Corp. (Note 6)	(6)	(118)
Other changes in operating assets and liabilities	32	32
Cash used in operating activities	(297)	(196)
Cash flows — financing activities:
Issuances of long-term debt (Note 3)	—	2,000
Interest received on holdings of long-term debt of affiliates (Note 5)	208	—
Distributions to EFH Corp. (Note 5)	(680)	(950)
Debt exchange and issuance costs, premiums and discounts	(6)	(42)
Cash provided by (used in) financing activities	(478)	1,008
Cash flows — investing activities:
Restricted cash related to debt issuance (Notes 3 and 5)	680	(680)
Purchase of make-whole agreements between affiliate and unconsolidated subsidiary (Note 6)	—	(159)
Sale of make-whole agreements between affiliate and unconsolidated subsidiary (Note 6)	—	159
Cash provided by (used in) investing activities	680	(680)
Net change in cash and cash equivalents	(95)	132
Cash and cash equivalents — beginning balance	424	46
Cash and cash equivalents — ending balance	$329	$178

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS	(millions of dollars)
Current assets:
Cash and cash equivalents	$329	$424
Restricted cash (Note 5)	—	680
Income taxes receivable from EFH Corp.	7	1
Other current assets	1	—
Total current assets	337	1,105
Investment in Oncor Holdings (Note 2)	5,950	5,842
Accumulated deferred income taxes	6	—
Other noncurrent assets, principally unamortized debt premium/discount	60	76
Total assets	$6,353	$7,023
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Trade accounts and other payables to affiliates	$1	$2
Accrued interest	217	137
Total current liabilities	218	139
Accumulated deferred income taxes	—	109
Long-term debt (Note 3)	7,803	6,954
Total liabilities	8,021	7,202
Commitments and Contingencies (Note 4)
Membership interests (Note 5):
Capital account	(964)	5,049
Long-term debt of affiliates held by EFIH	(680)	(5,388)
Accumulated other comprehensive income (loss)	(24)	160
Total membership interests	(1,668)	(179)
Total liabilities and membership interests	$6,353	$7,023

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

EFIH, a direct, wholly owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company with no operations or operating assets whose wholly owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell electricity to residential, business and other consumers in the north-central, eastern and western parts of Texas. EFIH has no reportable business segments. Oncor Holdings and its subsidiaries (the Oncor Ring-Fenced Entities) are not consolidated in EFIH's financial statements in accordance with consolidation accounting standards related to variable interest entities (VIEs) (see Note 2).

Various "ring-fencing" measures have been taken to enhance the credit quality of Oncor Holdings and Oncor. These measures serve to mitigate Oncor's and Oncor Holdings' credit exposure to the Texas Holdings Group, which includes EFIH, and to reduce the risk that the assets and liabilities of the Oncor Ring-Fenced Entities would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of Texas Holding Group's subsidiaries. Such measures include, among other things: Oncor's sale of a 19.75% equity interest to Texas Transmission Investment LLC (a limited liability company that owns a 19.75% equity interest in Oncor and is not affiliated with EFH Corp., any of EFH Corp.'s subsidiaries or any member of the Sponsor Group) in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; the board of directors of Oncor Holdings and Oncor being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. Oncor and Oncor Holdings do not bear any liability for debt or contractual obligations of the Texas Holdings Group (including, but not limited to, our debt obligations), and vice versa. Accordingly, Oncor Holdings' operations are conducted, and its cash flows managed, independently from the Texas Holdings Group.

Liquidity Considerations

Our substantial debt, resulting in part from debt issued in exchange for outstanding EFH Corp. debt, requires significant cash flows to be dedicated to interest payments. Our liquidity depends on, among other things, receiving dividends from Oncor Holdings and receiving interest payments on EFH Corp. and TCEH debt we hold. The interest we receive from EFH Corp. has decreased from 2012 following the January 2013 distribution to EFH Corp. of debt previously held by us (see Notes 3 and 5). EFIH has sufficient liquidity to meet its obligations for approximately the next twelve months. See discussion immediately below regarding EFH Corp.'s discussions with creditors that included proposals to restructure EFIH's debt.

EFH Corp. Discussions with Creditors

EFH Corp. and its subsidiaries (other than the Oncor Ring-Fenced Entities) continue to consider and evaluate possible transactions and initiatives to address their highly leveraged balance sheets and significant cash interest requirements and have entered into discussions with their lenders and bondholders with respect to such transactions and initiatives. These transactions and initiatives may include, among others, debt for debt exchanges, recapitalizations, amendments to and extensions of debt obligations and exchanges or conversions of debt for preferred or common equity or warrants, including exchanges or conversions of debt of EFH Corp., EFIH, EFCH and TCEH into preferred or common equity or warrants of EFH Corp., EFIH, EFCH, TCEH and/or any of their subsidiaries. These actions could result in holders of EFH Corp., EFIH, EFCH and TCEH debt instruments not recovering the full principal amount of those obligations.

In March and April 2013, EFH Corp. engaged in discussions with certain unaffiliated holders of first lien senior secured claims against EFCH, TCEH and certain of TCEH's subsidiaries (the TCEH Creditors) with respect to proposed changes to its capital structure. No agreement was reached as part of those discussions, and in September and October 2013, EFH Corp. engaged in further discussions with the TCEH Creditors, certain unaffiliated holders of unsecured claims against EFIH and a significant creditor with claims against TCEH, EFCH, EFIH and EFH Corp. (collectively, the Creditors) with respect to its capital structure, including the possibility of a consensual, prepackaged restructuring transaction. EFH Corp.'s objectives in these discussions were to promote a sustainable capital structure and maximize enterprise value of EFH Corp. and its subsidiaries by, among other things, encouraging agreement on a restructuring plan that would minimize time spent in a restructuring through a proactive and organized solution; minimizing any potential adverse tax impacts of a restructuring; maintaining EFH Corp. in one consolidated group; maintaining focus on operating its businesses, and maintaining EFH Corp.'s high-performing work force.

EFH Corp. and the Creditors discussed a number of proposed changes to EFH Corp.'s capital structure. Certain proposals contemplated that some combination of EFH Corp. and certain of its subsidiaries (including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities) would implement a plan of reorganization by commencing one or more voluntary cases under Chapter 11 of the United States Bankruptcy Code (the Code). Such proposals would have resulted in a prenegotiated restructuring of EFCH’s approximately $32.2 billion principal amount of debt, EFH Corp.’s approximately $650 million principal amount of debt and EFIH’s approximately $7.6 billion principal amount of debt (each as of September 30, 2013 and excluding debt held by affiliates) and contemplated that after the restructuring EFH Corp. would continue to hold all of the equity interests in EFCH and EFIH; EFCH would continue to hold all of the equity interests in TCEH; and EFIH would continue to hold all of the equity interests in Oncor Holdings. Another proposal contemplated that EFIH (excluding Oncor Holdings and its subsidiaries) would implement a plan of reorganization by commencing a stand-alone voluntary case under the Code. Such proposal contemplated that after the restructuring certain creditors of EFIH would own a substantial majority of, and certain creditors of EFH Corp. and the equity holders of EFH Corp. would collectively own a minority of, the equity interests in EFIH. The confirmation of any plans of reorganization in such cases would be subject to applicable regulatory approvals. EFH Corp. and the Creditors have not reached agreement on the terms of any change in our capital structure.

EFH Corp. is not currently engaged in ongoing negotiations with the principals of any of the Creditors. Although the Creditors are not currently engaged in ongoing negotiations with EFH Corp., certain of the Creditors have directed their advisors to continue to work with EFH Corp. and its advisors to explore further whether the parties can reach an agreement on the terms of a consensual restructuring. EFH Corp. will continue to consider and evaluate a range of future changes to its capital structure, in addition to the proposed changes described above, which may include filing a voluntary case under Chapter 11 of the Code for some or all of EFH Corp. and its subsidiaries (excluding the Oncor Ring-Fenced Entities).

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

The carrying value of our variable interest in Oncor Holdings totaled $5.950 billion and $5.842 billion at September 30, 2013 and December 31, 2012, respectively, and is reported as investment in Oncor Holdings in our balance sheet. Our maximum exposure to loss from this investment does not exceed our carrying value.

See Note 6 for discussion of Oncor Holdings' and Oncor's transactions with EFH Corp. and its other subsidiaries.

Distributions from Oncor Holdings — Oncor Holdings' distributions of earnings to us totaled $148 million and $100 million for the nine months ended September 30, 2013 and 2012, respectively. Distributions may not be paid except to the extent Oncor maintains a required regulatory capital structure as discussed below. At September 30, 2013, $187 million was eligible to be distributed to Oncor's members after taking into account the regulatory capital structure limit, of which approximately 80% relates to our ownership interest in Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the applicable board determines in good faith that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings.

Oncor's distributions are limited by its regulatory capital structure, which is required to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At September 30, 2013, Oncor's regulatory capitalization ratio was 58.7% debt and 41.3% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility's debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes bonds issued by Oncor Electric Delivery Transition Bond Company LLC, which were issued in 2003 and 2004 to recover specific generation-related regulatory assets and other qualified costs. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).

Oncor Holdings Financial Statements — Condensed statements of consolidated income of Oncor Holdings and its subsidiaries for the three and nine months ended September 30, 2013 and 2012 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues	$966	$925	$2,640	$2,536
Operation and maintenance expenses	(315)	(292)	(919)	(873)
Depreciation and amortization	(207)	(201)	(608)	(577)
Taxes other than income taxes	(112)	(113)	(315)	(313)
Other income	4	6	14	20
Other deductions	(2)	(1)	(11)	(4)
Interest income	—	3	2	24
Interest expense and related charges	(94)	(96)	(283)	(279)
Income before income taxes	240	231	520	534
Income tax expense	(97)	(95)	(199)	(221)
Net income	143	136	321	313
Net income attributable to noncontrolling interests	(29)	(27)	(66)	(64)
Net income attributable to Oncor Holdings	$114	$109	$255	$249

Assets and liabilities of Oncor Holdings at September 30, 2013 and December 31, 2012 are presented below:

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$17	$45
Restricted cash	61	55
Trade accounts receivable — net	404	338
Trade accounts and other receivables from affiliates	158	53
Inventories	67	73
Accumulated deferred income taxes	35	26
Prepayments and other current assets	82	82
Total current assets	824	672
Restricted cash	16	16
Other investments	85	83
Property, plant and equipment — net	11,794	11,318
Goodwill	4,064	4,064
Regulatory assets — net	1,512	1,788
Other noncurrent assets	70	78
Total assets	$18,365	$18,019
LIABILITIES
Current liabilities:
Short-term borrowings	$860	$735
Long-term debt due currently	129	125
Trade accounts payable — nonaffiliates	100	121
Income taxes payable to EFH Corp.	35	34
Accrued taxes other than income	134	153
Accrued interest	65	95
Other current liabilities	111	110
Total current liabilities	1,434	1,373
Accumulated deferred income taxes	1,881	1,736
Investment tax credits	22	24
Long-term debt, less amounts due currently	5,422	5,400
Other noncurrent liabilities and deferred credits	1,931	1,999
Total liabilities	$10,690	$10,532

3.	LONG-TERM DEBT

At September 30, 2013 and December 31, 2012, long-term debt consisted of the following:

	September 30,	December 31,
	2013	2012
Debt issued by EFIH:
6.875% Fixed Senior Secured First Lien Notes due August 15, 2017	$503	$503
10% Fixed Senior Secured First Lien Notes due December 1, 2020	3,482	2,180
11% Fixed Senior Secured Second Lien Notes due October 1, 2021	406	406
11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022	1,750	1,750
11.25/12.25% Senior Toggle Notes due December 1, 2018	1,476	1,304
9.75% Fixed Senior Notes due October 15, 2019	2	141
Unamortized premium	303	351
Unamortized discount	(149)	(131)
Total debt issued by EFIH	7,773	6,504
Pushed down debt (a):
10% EFH Corp. Fixed Senior Notes due January 15, 2020	—	331
9.75% EFH Corp. Fixed Senior Notes due October 15, 2019	—	57
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017	17	32
11.25/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017	13	30
Total pushed down debt	30	450
Total long-term debt (b)	$7,803	$6,954
________________

(a)	Represents 50% of the amount of these EFH Corp. securities guaranteed by EFIH and pushed down per the discussion below under "Guarantees and Push Down of EFH Corp. Debt."

(b)	EFIH had no long-term debt due currently at September 30, 2013 and December 31, 2012.

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

In additional exchanges in January 2013, EFIH and EFIH Finance issued $89 million principal amount of additional 11.25/12.25% Toggle Notes due 2018 (EFIH Toggle Notes) in exchange for $95 million total principal amount of EFH Corp. senior notes consisting of: (i) $31 million principal amount of EFH Corp. 10.875% Senior Notes due 2017 (EFH Corp. 10.875% Notes), (ii) $33 million principal amount of EFH Corp. 11.25%/12.00% Senior Toggle Notes due 2017 (EFH Corp. Toggle Notes), (iii) $2 million principal amount of EFH Corp. 5.55% Series P Notes due 2014 (EFH Corp. 5.55% Notes) and (iv) $29 million principal amount of EFH Corp. 6.50% Series Q Notes due 2024 (EFH Corp. 6.50% Notes). The additional EFIH Toggle Notes have the same terms and conditions as the existing EFIH Toggle Notes discussed below.

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

As a result of transactions in the first quarter 2013 discussed above and in Note 5, debt guaranteed and subject to push down at September 30, 2013 totals $60 million and consists of $33 million principal amount of EFH Corp. 10.875% Senior Notes and $27 million principal amount of EFH Corp. 11.25/12.00% Senior Toggle Notes. The amount reflected in our balance sheet as pushed down debt ($30 million and $450 million at September 30, 2013 and December 31, 2012, respectively, as shown in the long-term debt table above) represents 50% of the principal amount of the EFH Corp. Merger-related debt guaranteed. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., we record the settlement of such amounts as noncash capital contributions from EFH Corp.

The following table presents an analysis of the total outstanding principal amount of EFH Corp. debt guaranteed by EFCH and EFIH at December 31, 2012 and September 30, 2013, respectively.

	December 31, 2012
Securities Guaranteed (principal amounts)	Held by EFIH	Subject to Push Down	Not Merger-Related	Total Guaranteed	Debt Cancelled in 2013 (c)	Total Guaranteed September 30, 2013 (d)
EFH Corp. 9.75% Senior Notes (a)	$—	$115	$—	$115	$113	$—
EFH Corp. 10% Senior Notes (a)	—	661	400	1,061	1,058	—
EFH Corp. 10.875% Senior Notes	1,685	64	—	1,749	1,715	33
EFH Corp. 11.25/12.00% Senior Toggle Notes	3,441	60	—	3,501	3,474	27
Subtotal	$5,126	$900	$400	6,426	$6,360	60
TCEH Demand Notes (b)				698		—
Total				$7,124		$60
________________

(a)	As a result of transactions completed in the first quarter 2013, as discussed above, the guarantees of the EFH Corp. 9.75% Notes and EFH Corp. 10% Notes were eliminated.

(b)	The TCEH Demand Notes were settled in January 2013. See Note 6.

(c)	See Note 5.

(d)	These amounts are subject to push down.

Information Regarding Other Significant Outstanding Debt

EFIH 6.875% Senior Secured Notes — At September 30, 2013, the principal amount of the EFIH 6.875% Notes totaled $503 million. These notes mature in August 2017, with interest payable in cash semiannually in arrears on February 15 and August 15 at a fixed rate of 6.875% per annum. The EFIH 6.875% Notes are secured on a first-priority basis by EFIH's pledge of its 100% ownership of the membership interests in Oncor Holdings (the EFIH Collateral) on an equal and ratable basis with the EFIH 10% Notes.

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

The EFIH 6.875% Notes were issued in private placements and are not registered under the Securities Act. EFIH has agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH 6.875% Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable notes for the EFIH 6.875% Notes. Because the exchange offer has not yet been completed, the annual interest rate on the EFIH 6.875% Notes increased by 25 basis points (to 7.125%) on August 15, 2013 and will increase by an additional 25 basis points (to 7.375%) on November 15, 2013. The interest rate on the EFIH 6.875% Notes will remain at that level until completion of the exchange offer, at which time the interest rate on the notes will revert to 6.875%.

EFIH 10% Senior Secured Notes — At September 30, 2013, the principal amount of the EFIH 10% Notes totaled $3.482 billion. The notes mature in December 2020, with interest payable in cash semiannually in arrears on June 1 and December 1 at a fixed rate of 10% per annum. The notes are secured by the EFIH Collateral on an equal and ratable basis with the EFIH 6.875% Notes.

The EFIH 10% Notes are senior obligations of EFIH and rank equally in right of payment with all existing and future senior indebtedness of EFIH, including the EFIH 6.875% Notes. The EFIH 10% Notes have substantially the same terms, covenants and events of default as the EFIH 6.875% Notes. The holders of the EFIH 10% Notes vote as a separate class from the holders of the EFIH 6.875% Notes.

EFIH 11% Senior Secured Second Lien Notes — At September 30, 2013, the principal amount of the EFIH 11% Notes totaled $406 million. The notes mature in October 2021, with interest payable in cash semiannually in arrears on May 15 and November 15 at a fixed rate of 11% per annum. The EFIH 11% Notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11.75% Notes.

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

EFIH 11.75% Senior Secured Second Lien Notes — At September 30, 2013, the principal amount of the EFIH 11.75% Notes totaled $1.750 billion. These notes mature in March 2022, with interest payable in cash semiannually in arrears on March 1 and September 1 at a fixed rate of 11.75% per annum. The EFIH 11.75% Notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11% Notes. The EFIH 11.75% Notes have substantially the same covenants as the EFIH 11% Notes, and the holders of the EFIH 11.75% Notes will generally vote as a single class with the holders of the EFIH 11% Notes.

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

EFIH 11.25/12.25% Senior Toggle Notes — At September 30, 2013, the principal amount of the EFIH Toggle Notes totaled $1.476 billion. These notes mature in December 2018, with interest payable semiannually in arrears on June 1 and December 1 at a fixed rate of 11.25% per annum for cash interest and 12.25% per annum for PIK Interest. For any interest period until June 1, 2016, EFIH may elect to pay interest on the Toggle Notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new EFIH Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. Once EFIH makes a PIK election, which it did effective with the June 1, 2013 interest payment, the election is valid for each succeeding interest payment period until EFIH revokes the election.

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

Fair Value of Long-Term Debt

At September 30, 2013 and December 31, 2012, the estimated fair value of our long-term debt (including pushed down debt) totaled $7.545 billion and $7.258 billion, respectively, and the carrying amount totaled $7.803 billion and $6.954 billion, respectively. We determine fair value in accordance with accounting standards and at September 30, 2013 our debt fair value represents Level 2 valuations. We obtain security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

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

The indentures governing the EFIH Notes include covenants that, among other things and subject to certain exceptions, restrict our ability to pay dividends or make other distributions with respect to our membership interests. Accordingly, our net income is restricted from being used to make distributions with respect to our membership interests unless such distributions are expressly permitted under the indentures. The indentures further restrict us from making any distribution to EFH Corp. for the ultimate purpose of making a dividend on EFH Corp.'s common stock unless at the time, and after giving effect to such distribution, our consolidated leverage ratio is equal to or less than 6.0 to 1.0. Under the indentures governing the EFIH Notes, the term "consolidated leverage ratio" is defined as the ratio of EFIH's consolidated total debt (as defined in the indentures) to EFIH's Adjusted EBITDA on a consolidated basis, including Oncor Holdings and its subsidiaries. EFIH's consolidated leverage ratio was 7.7 to 1.0 at September 30, 2013.

In addition, under applicable law, we are prohibited from paying any distribution to the extent that immediately following payment of such distribution, we would be insolvent.

Long-Term Debt Of Affiliates Held by EFIH

As a result of debt exchanges in 2009 through 2013, we held debt securities of EFH Corp. and TCEH as presented in the table below. In December 2012, management determined that some or all of these securities may be returned as dividends to EFH Corp.; accordingly, the balances were reclassified at that time from investment in long-term debt of affiliates and reported as a reduction of membership interests. The securities are no longer marked-to-market. Interest received reduces the carrying value of the securities and thus increases membership interests.

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

The principal amounts, coupon rates, maturities and carrying value of holdings of long-term debt of affiliates are as follows:

	September 30, 2013		December 31, 2012
	Principal Amount	Carrying Value (a)	Principal Amount	Carrying Value
EFH Corp. 10.875% Fixed Senior Notes due November 1, 2017	$—	$—	$1,685	$1,502
EFH Corp. 11.25/12.00% Senior Toggle Notes due November 1, 2017	—	—	3,441	3,108
EFH Corp. 5.55% Fixed Senior Notes Series P due November 15, 2014	281	193	279	197
EFH Corp. 6.50% Fixed Senior Notes Series Q due November 15, 2024	545	267	516	260
EFH Corp. 6.55% Fixed Senior Notes Series R due November 15, 2034	456	209	456	221
TCEH 10.25% Fixed Senior Notes due November 1, 2015 (both periods include $48 million principal amount of Series B Notes)	79	11	79	13
Total	$1,361	680	$6,456	5,301
Accrued interest receivable		—		87
Balance reported as reduction in membership interests		$680		$5,388
_____________

(a)	Changes from December 31, 2012 reflect the exchange transactions discussed in Note 3, the dividend discussed immediately below and cash interest received on the securities.

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

Interest income recorded on these securities for the nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest received/accrued	$—	$46	$—	$138
Accretion of purchase discount	—	23	—	71
PIK interest received/accrued related to EFH Corp. Toggle Notes	—	89	—	259
Mark-to-market gain reclassified from AOCI	—	—	284	—
Impairments related to issuer credit	—	(6)	—	(6)
Total interest	$—	$152	$284	$462

Membership Interests

The following table presents the changes (all after tax) to membership interests for the nine months ended September 30, 2013:

	Capital Accounts	Long-Term Debt of Affiliate Held by EFIH	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2012	$5,049	$(5,388)	$160	$(179)
Net income	68	—	—	68
Cash distributions to EFH Corp.	(680)	—	—	(680)
Effect of debt push-down from EFH Corp. (a)	437	—	—	437
Dividend to EFH Corp. of long-term debt of affiliate ($6.360 billion principal amount)	(5,778)	—	—	(5,778)
Deferred net loss on debt exchanges, net of tax (Note 3)	13	—	—	13
EFH Corp. long-term debt distributed to EFH Corp. ($5.125 billion principal amount)	—	4,524	—	4,524
Net long-term debt of affiliate received in debt exchanges ($31 million principal amount)	—	(23)	—	(23)
Interest received on holdings of affiliate long-term debt (b)	—	208	—	208
Income tax on interest received on holdings of affiliate long-term debt	(73)	—	—	(73)
Recognition in interest income of mark-to-market valuations of investments in long-term debt of affiliate upon distribution to EFH Corp.	—	—	(185)	(185)
Net effects related to Oncor	—	—	1	1
Other	—	(1)	—	(1)
Balance at September 30, 2013	$(964)	$(680)	$(24)	$(1,668)
________________

(a)	Represents the effect of a reduction of $420 million of debt pushed down from EFH Corp. (see Note 3) and related interest and income tax effects.

(b)	Includes $204 million related to EFH Corp. long-term debt held and $4 million related to TCEH long-term debt held.

The following table presents the changes to membership interests for the nine months ended September 30, 2012:

	Capital Accounts	Accumulated Other Comprehensive Income	Total Membership Interests
Balance at December 31, 2011	$5,790	$15	$5,805
Net income	308	—	308
Cash distributions to EFH Corp.	(950)	—	(950)
Effect of debt push-down from EFH Corp.	30	—	30
Net effects of investment in long-term debt of affiliates	—	272	272
Net effects related to Oncor (a)	—	2	2
Other	(2)	—	(2)
Balance at September 30, 2012	$5,176	$289	$5,465
________________

(a)	Represents recognition in equity in earnings of unconsolidated subsidiary of previous losses on interest rate hedge transactions entered into by Oncor.

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the nine months ended September 30, 2013. There was no other comprehensive income (loss) before reclassification for the period.

	Dedesignated Cash Flow Hedges - Oncor	Changes in Fair Values of Investment in Debt Securities of Affiliates	Pension and Other Postretirement Employee Benefit Liabilities Adjustments - Oncor	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$(23)	$185	$(2)	$160
Amounts reclassified from accumulated other comprehensive income (loss) and reported in:
Interest income	—	(284)	—	(284)
Equity in earnings of unconsolidated subsidiaries	2	—	(1)	1
Income tax benefit	—	99	—	99
Total amount reclassified from accumulated other comprehensive income (loss) during the period	2	(185)	(1)	(184)
Balance at September 30, 2013	$(21)	$—	$(3)	$(24)

6.	RELATED–PARTY TRANSACTIONS

The following represent our significant related-party transactions in addition to the EFH Corp. and TCEH debt securities held by EFIH as discussed in Note 5:

•
EFH Corp. files consolidated federal income tax and Texas state margin tax returns, and under a tax sharing agreement, allocates income tax liabilities to us substantially as if we were filing our own corporate income tax returns. Our income tax receivable from EFH Corp. totaled $7 million and $1 million at September 30, 2013 and December 31, 2012, respectively. Our income tax payments to EFH Corp. totaled $3 million and $172 million for the nine months ended September 30, 2013 and 2012, respectively, which represented federal income taxes and Texas state margin taxes. See discussion below in this note regarding allocation of income tax liabilities to Oncor Holdings and Oncor.

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

In the nine months ended September 30, 2012, fees paid to Goldman related to debt issuances totaled $10 million, described as follows: (i) Goldman acted as a joint book-running manager and initial purchaser in the February 2012 issuance of $1.15 billion principal amount of EFIH 11.750% Notes; (ii) Goldman acted as joint book-running manager and initial purchaser in the August 2012 issuance of $600 million principal amount of 11.750% Notes and $250 million principal amount of EFIH 6.875% Notes. A broker-dealer affiliate of KKR served as a co-manager and initial purchaser and an affiliate of TPG served as an advisor in both of these transactions, for which they each received a total of $3 million.

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

Significant related-party transactions between Oncor Holdings (including its consolidated subsidiary Oncor) and EFH Corp., other affiliates of EFH Corp. and the Sponsor Group are as follows:

•
Oncor receives payments from TCEH for services it provides, principally the delivery of electricity. Revenues recorded by Oncor for these services totaled $273 million and $281 million for the three months ended September 30, 2013 and 2012, respectively, and $728 million and $746 million for the nine months ended September 30, 2013 and 2012, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. These revenues from TCEH represented 28% and 29% of Oncor Holdings' operating revenues for the nine months ended September 30, 2013 and 2012, respectively. Oncor Holdings' balance sheets at September 30, 2013 and December 31, 2012 reflect receivables from affiliates totaling $158 million and $53 million, respectively, consisting almost entirely of trade receivables from TCEH related to these electricity delivery fees.

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

Oncor collects transition surcharges from its customers to recover the transition bond payment obligations. Oncor's incremental income taxes related to the transition surcharges it collects had been reimbursed by TCEH quarterly under a noninterest bearing note payable to Oncor that was to mature in 2016. TCEH's payments on the note prior to the August 2012 settlement totaled zero and $20 million for the three and nine months ended September 30, 2012, respectively.

Under an interest reimbursement agreement, TCEH had reimbursed Oncor on a monthly basis for interest expense on the transition bonds. Only the monthly accrual of interest under this agreement was reported as a receivable by Oncor. This interest income prior to the August 2012 settlement totaled $2 million and $16 million for the three and nine months ended September 30, 2012, respectively.

•
Oncor pays EFH Corp. subsidiaries for certain administrative services and shared facilities at cost. These costs, which are primarily reported in operation and maintenance expenses, totaled $8 million and $10 million for the three months ended September 30, 2013 and 2012, respectively, and $24 million and $27 million for the nine months ended September 30, 2013 and 2012, respectively.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH's balance sheet) is funded by a delivery fee surcharge collected from REPs by Oncor, as collection agent, and remitted monthly to TCEH. The delivery fee surcharges remitted to TCEH totaled $5 million for both the three months ended September 30, 2013 and 2012 and $12 million for both the nine months ended September 30, 2013 and 2012, respectively.

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

At September 30, 2013, Oncor Holdings had a current payable to EFH Corp. related to federal and state income taxes totaling $35 million, which includes $28 million from Oncor. At December 31, 2012, Oncor Holdings had a current payable totaling $34 million, which included $22 million from Oncor.

For the nine months ended September 30, 2013, Oncor Holdings and Oncor made net federal and state income tax payments to EFH Corp. totaling $24 million, and $60 million, respectively. The 2013 net payment included $33 million from Oncor related to the 1997 through 2002 IRS appeals settlement and a $10 million refund paid to Oncor related to the filing of amended Texas franchise tax returns for 1997 through 2001. For the nine months ended September 30, 2012, Oncor Holdings and Oncor made income tax payments to EFH Corp. totaling $24 million and $3 million, respectively, net of $21 million in federal income tax refunds paid to Oncor Holdings.

•
Oncor has requirements in place to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of Oncor Electric Delivery Transition Bond Company LLC. Under these requirements, as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at September 30, 2013 and December 31, 2012, TCEH had posted letters of credit in the amount of $10 million and $11 million, respectively, for Oncor's benefit.

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

7.	SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest paid/accrued	$160	$116	$470	$305
Interest expense related to pushed down debt	1	19	5	57
Interest payable with additional toggle notes (Note 3)	45	—	130	—
Amortization of debt exchange premiums	(20)	—	(62)	—
Amortization of debt exchange discounts and issuance costs	5	2	23	6
Total interest expense and related charges	$191	$137	$566	$368

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2013	2012
Cash payments (receipts) related to:
Interest on EFIH debt	$423	$217
Interest on long-term debt of affiliates	—	(92)
Income taxes	3	172
Noncash investing and financing activities:
Receipt of additional EFH Corp. Toggle Notes in lieu of cash interest	—	(167)
Principal amount of toggle notes issued in lieu of cash interest (Note 3)	83	—
Parent's payment of interest on pushed-down debt accounted for as a contribution of capital (net of tax) (Note 3)	21	30
Effect of push down of debt from EFH Corp.	(420)	—
Debt exchange transactions (Note 5)	14	—
Effect of retirement of EFH Corp. debt acquired in debt exchange (Note 5)	(5,778)	—
Income tax on interest received on holdings of affiliate long-term debt (Note 5)	(73)	—

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2013 and 2012 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFIH, a direct, wholly owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company whose wholly owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell electricity to residential, business and other consumers in the north-central, eastern and western parts of Texas. Revenues from services provided to TCEH represented 28% and 29% of Oncor's total reported consolidated revenues for the nine months ended September 30, 2013 and 2012, respectively. EFIH has no reportable business segments. See Notes 1 and 2 to Financial Statements for a discussion of the reporting of our investment in Oncor Holdings as an equity method investment and a description of the "ring-fencing" measures implemented with respect to Oncor Holdings and Oncor. These measures were put in place to further enhance Oncor's credit quality and mitigate Oncor's and Oncor Holdings' exposure to the Texas Holdings Group with the intent to minimize the risk that a court would order any of the assets and liabilities of the Oncor Ring-Fenced Entities to be substantively consolidated with those of any member of the Texas Holdings Group in the event any such member were to become a debtor in a bankruptcy case. We believe, as several major credit rating agencies have acknowledged, that the likelihood of such substantive consolidation of the Oncor Ring-Fenced Entities' assets and liabilities is remote in consideration of the ring-fencing measures and applicable law.

Significant Activities and Events and Items Influencing Future Performance

See Note 1 to Financial Statements for discussion of EFIH liquidity and description of EFH Corp.'s discussions with creditors.

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

In January 2013, EFIH issued $1.391 billion principal amount of debt in exchange for $1.266 billion principal amount of EFH Corp. debt and $139 million principal amount of EFIH debt. In the first quarter 2013, EFIH distributed $6.360 billion principal amount of EFH Corp. debt that it previously received in debt exchanges as a dividend to EFH Corp., including $1.235 billion received in January 2013, which cancelled the notes, leaving $1.361 billion principal amount of affiliate debt still held by EFIH. See Note 3 to Financial Statements for details of debt related activity in 2013 and Note 1 to Financial Statements regarding "Liquidity Considerations" and "EFH Corp. Discussions with Creditors."

EFH Corp. and its subsidiaries (other than the Oncor Ring-Fenced Entities) continue to consider and evaluate possible transactions and initiatives to address their highly leveraged balance sheets and significant cash interest requirements and have entered into discussions with their lenders and bondholders with respect to such transactions and initiatives. These transactions and initiatives may include, among others, debt for debt exchanges, recapitalizations, amendments to and extensions of debt obligations and exchanges or conversions of debt for preferred or common equity or warrants, including exchanges or conversions of debt of EFH Corp., EFIH, EFCH and TCEH into preferred or common equity or warrants of EFH Corp., EFIH, EFCH, TCEH and/or any of their subsidiaries.

In evaluating whether to undertake any liability management transaction, EFH Corp. will take into account, among other things, liquidity requirements, prospects for future access to capital, contractual restrictions, tax consequences, the market price and maturity dates of its outstanding debt and potential transaction costs. Any liability management transaction, including any refinancing or extension, may occur on a stand-alone basis or in connection with, or immediately following, other liability management transactions.

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

No legislation passed during the 2013 Texas legislative session, including the Sunset Review actions described above, is expected to have a material impact on our results of operations, liquidity or financial condition. The Texas Legislature is scheduled to convene its next legislative session in January 2015.

Oncor Matters with the PUCT — Competitive Renewable Energy Zones (CREZs) — In 2009, the PUCT awarded Oncor CREZ construction projects (PUCT Docket Nos. 35665 and 37902) requiring 14 related Certificate of Convenience and Necessity (CCN) amendment proceedings before the PUCT for 17 projects. All 17 projects and 14 CCN amendments have been approved by the PUCT. The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in the western part of Texas to population centers in the eastern part of Texas. In addition to these projects, ERCOT completed a study in December 2010 that will result in Oncor and other transmission service providers building additional facilities to provide further voltage support to the transmission grid as a result of CREZ. Oncor currently estimates, based on these additional voltage support facilities and the approved routes and stations for its awarded CREZ projects, that CREZ construction costs will total approximately $2.0 billion. CREZ-related costs could change based on finalization of costs for the additional voltage support facilities and final detailed designs of subsequent project routes. At September 30, 2013, Oncor's cumulative CREZ-related capital expenditures totaled $1.842 billion, including $382 million in 2013. Oncor expects that all necessary permitting actions and other requirements and all line and station construction activities for Oncor's CREZ construction projects will be completed by the end of 2013. Additional voltage support projects are expected to be completed by early 2014, with the exception of one series capacitor project that is scheduled to be completed in December 2015.

Transmission Cost Recovery and Rates (PUCT Docket Nos. 41543, 41002 and 40451) — In order to reflect increases or decreases in its wholesale transmission costs, including fees paid to other transmission service providers, Oncor is required to file an update to the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs twice a year. In June 2013, Oncor filed an application to update the TCRF, which became effective September 1, 2013. This application was designed to increase Oncor's billings for the period from September 2013 through February 2014 by $88 million. In November 2012, Oncor filed an application to update the TCRF, which became effective March 1, 2013. This application was designed to reduce Oncor's billings for the period from March 2013 through August 2013 by $47 million. In June 2012, Oncor filed an application to update the TCRF, which became effective in September 2012. This application was designed to increase Oncor's billings for the period from September 2012 through February 2013 by $129 million.

Transmission Interim Rate Update Applications (PUCT Docket Nos. 41706 and 41166) — In order to reflect changes in its invested transmission capital, PUCT rules allow Oncor to update its transmission cost of service (TCOS) rates by filing up to two interim TCOS rate adjustments in a calendar year. The TCOS rate is charged directly to third-party wholesale transmission providers benefiting from Oncor's transmission system and, through the TCRF component of Oncor's delivery rates, to REPs with retail customers in Oncor's service territory. In July 2013, Oncor filed an application for an interim update of its TCOS rate. The new rate was approved by the PUCT and became effective in September 2013. Oncor's annualized revenues will increase by an estimated $71 million with approximately $45 million of this increase recoverable through transmission costs charged to wholesale customers and $26 million recoverable from REPs through the TCRF component of Oncor's delivery rates. In January 2013, Oncor filed an application for an interim update of its TCOS rate. The new rate was approved by the PUCT and became effective in March 2013. Oncor's annualized revenues increased by an estimated $27 million with approximately $17 million of this increase recoverable through transmission costs charged to wholesale customers and $10 million recoverable from REPs through the TCRF component of Oncor's delivery rates.

Application for 2014 Energy Efficiency Cost Recovery Factor (PUCT Docket No. 41544) — In May 2013, Oncor filed an application with the PUCT to request approval of the energy efficiency cost recovery factor (EECRF) for 2014. PUCT rules require Oncor to make an annual EECRF filing by the first business day in June in each year for implementation on March 1 of the next calendar year. The requested 2014 EECRF was $73 million, which is the same amount established for 2013, and would result in a monthly charge for residential customers of $1.01 as compared to the 2013 residential charge of $1.23 per month. The requested 2014 EECRF is designed to recover $62 million of Oncor's costs for the 2014 program year, a $12 million performance bonus based on Oncor's 2012 results and a $1 million decrease for over-recovery of 2012 costs. A settlement has been reached, and PUCT approval is expected in the fourth quarter 2013.

Application for Reconciliation of Advanced Meter Surcharge (PUCT Docket No. 41814) — In September 2013, Oncor filed an application with the PUCT for reconciliation of all costs incurred and investments made from January 1, 2011 through December 31, 2012, in the deployment of Oncor's advanced metering system (AMS) pursuant to the AMS Deployment Plan approved in Docket No. 35718. During the 2011 to 2012 period, Oncor incurred approximately $300 million of capital expenditures and $34 million of operating and maintenance expense, and billed customers approximately $174 million through the AMS surcharge. In addition to the reconciliation, Oncor is seeking a finding from the PUCT that approximately $28 million of additional estimated capital expenditures and approximately $4 million of additional estimated annual operation and maintenance expense related to cyber security and disaster recovery protections are reasonable and necessary costs associated with the deployment of an advanced metering system are recoverable through the AMS surcharge. Oncor is not seeking a change in the AMS surcharge in this proceeding, and anticipates that the proceeding will be concluded in the second quarter of 2014.

Summary — We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly affect our results of operations, liquidity or financial condition.

RESULTS OF OPERATIONS

Financial Results — Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Selling, general, and administrative expenses totaled $5 million in 2013 representing legal and consulting costs associated with EFH Corp.'s liability management program.

Interest income – affiliates decreased $152 million to none in 2013. See Note 5 to Financial Statements for discussion of reclassification of long-term debt of affiliates we hold that resulted in interest received on such debt being recorded as an increase in membership interests instead of interest income.

Interest expense and related charges increased $54 million to $191 million in 2013. The increase was driven by the issuance of EFIH Notes in 2012 and 2013 (see Note 3 to Financial Statements).

Income tax benefit totaled $68 million in 2013 compared to income tax expense of $6 million in 2012. The effective tax rate on pretax loss was 34.7% in 2013 compared to 40.0% on pretax income in 2012. The change in the effective tax rate was driven by a decrease in Texas margin tax expense due primarily to lower interest income, and higher nondeductible interest on pushed down debt.

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) increased $5 million to $114 million in 2013. The increase in Oncor's earnings reflected higher revenues driven by higher transmission rates and growth in points of delivery, partially offset by higher depreciation and lower interest income. See Note 2 to Financial Statements.

Net loss increased $132 million to $14 million in 2013 driven by a decrease in interest income and an increase in interest expense.

Financial Results — Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Selling, general, and administrative expenses totaled $5 million in 2013 representing legal and consulting costs associated with EFH Corp.'s liability management program.

Interest income – affiliates decreased $178 million to $284 million in 2013. The 2013 amount represents previous mark-to-market gains on certain holdings of long-term debt of affiliates reclassified from accumulated other comprehensive income. As a result of EFIH's distribution of these securities to EFH Corp. in the first quarter, these gains were recognized as interest income in accordance with GAAP. See Note 5 to Financial Statements for discussion of reclassification of long-term debt of affiliates we hold that resulted in interest received on such debt being recorded as an increase in membership interests instead of interest income.

Interest expense and related charges increased $198 million to $566 million in 2013. The increase was driven by the issuance of EFIH Notes in 2012 and 2013 (see Note 3 to Financial Statements).

Income tax benefit totaled $100 million in 2013 compared to income tax expense of $35 million in 2012. The effective tax rate on pretax loss was 34.8% in 2013 compared to 37.2% on pretax income in 2012. The change in the effective tax rate was driven by a decrease in Texas margin tax expense due primarily to lower interest income, and higher nondeductible interest on pushed down debt.

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) increased $6 million to $255 million in 2013. Equity in earnings in 2013 included an $11 million favorable tax effect due to resolution of certain income tax positions at Oncor. The change in Oncor's earnings also reflected higher depreciation, lower interest income and higher operation and maintenance expenses, partially offset by higher revenues reflecting higher transmission rates and growth in points of delivery. See Note 2 to Financial Statements.

Net income decreased $240 million to $68 million in 2013 driven by a decrease in interest income and an increase in interest expense.

FINANCIAL CONDITION

Cash Flows — Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012 — Cash used in operating activities totaled $297 million in 2013 compared to $196 million in 2012. The $101 million increase reflected $206 million in higher interest payments and a decrease of $92 million in interest received on affiliate debt, partially offset by a decrease of $169 million in income taxes paid to EFH Corp. (2012 payments included amounts related to prior years) and $48 million in higher cash distributions from Oncor Holdings. See Note 5 to Financial Statements for discussion of the distribution of EFH Corp. debt as a dividend to EFH Corp., which has resulted in lower cash interest received in 2013 as compared to 2012.

Amortization of debt issuance costs reported in the statement of consolidated cash flows relates to both the debt pushed down from EFH Corp. and the debt we have issued (see Note 3 to Financial Statements) and is reported in interest expense and related charges in the statement of consolidated income.

Cash used in financing activities totaled $478 million in 2013 compared to cash provided totaling $1.0 billion in 2012. Activity in 2013 reflects a $680 million cash distribution to EFH Corp. (see Note 5 to Financial Statements), partially offset by interest received on holdings of affiliate long-term debt totaling $208 million. Activity in 2012 reflected the issuances of $2.0 billion of EFIH Notes and distributions of $950 million of the proceeds to EFH Corp.

Cash provided by investing activities totaled $680 million in 2013 compared to cash used totaling $680 in 2012. Amounts represent a portion of the net proceeds from the issuance of EFIH Notes in August 2012 that EFIH removed from escrow (reported as restricted cash at December 31, 2012) to pay a dividend in this amount to EFH Corp. in January 2013 (see Note 5 to Financial Statements).

Liquidity Needs — Our substantial debt, resulting in part from debt issued in exchange for outstanding EFH Corp. debt, requires significant cash flows to be dedicated to interest payments. Our liquidity depends on, among other things, receiving dividends from Oncor Holdings and receiving interest payments on EFH Corp. and TCEH debt we hold. The interest we receive from EFH Corp. has decreased from 2012 following the January 2013 distribution to EFH Corp. of debt previously held by us (see Notes 3 and 5 to Financial Statements). EFIH has sufficient liquidity to meet its obligations for approximately the next twelve months. See Note 1 to Financial Statements regarding EFH Corp.'s discussions with creditors that included proposals to restructure EFIH's debt.

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

Investment Capacity — We believe that we (excluding the Oncor Ring-Fenced Entities) are permitted under applicable debt agreements to make "investments" that could result in, among other things, additional liquidity through financings secured by existing assets (subject to certain exceptions and conditions set forth in the applicable debt documents) of up to approximately $435 million of which approximately $210 million is for investment in similar businesses and approximately $225 million is a general investment basket.

These debt capacity and investment capacity amounts are estimates based on our current interpretation of the covenants set forth in our debt agreements and do not take into account exceptions in the debt agreements that may allow for the incurrence of (i) additional secured or unsecured debt, including, but not limited to, acquisition debt, refinancing debt, capital leases and hedging obligations and (ii) additional investments, including but not limited to, permitted investments. Moreover, such amounts could change from time to time as a result of, among other things, the termination of any debt agreement (or specific terms therein) or amendments to the debt agreements that result from negotiations with new or existing lenders. In addition, covenants included in agreements governing additional future debt may impose greater restrictions on our incurrence of secured or unsecured debt. Consequently, the actual amount of senior secured or unsecured debt that we are permitted to incur and the investments we are permitted to make under our debt agreements could be materially different than the amounts provided above.

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

Distributions of Earnings from Oncor Holdings — Oncor Holdings' distributions of earnings to us totaled $148 million and $100 million for the nine months ended September 30, 2013 and 2012, respectively. Oncor Holdings' board of directors also declared a distribution to us totaling $65 million payable on October 31, 2013. See Note 2 to Financial Statements for discussion of limitations on amounts Oncor can distribute to its members.

Oncor has credit risk exposure to trade accounts receivable from TXU Energy, which relate to delivery services provided by Oncor to TXU Energy. This exposure totals $154 million at September 30, 2013 and represents $162 million in accounts receivable, including $53 million in unbilled accounts, net of $8 million secured by letters of credit posted by TCEH. Because Oncor had committed to the PUCT, in connection with the Merger, that it would not seek regulatory rate recovery for credit losses associated with affiliated REPs, Oncor's earnings would be reduced by the amount (after-tax) of any default by TXU Energy.

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

Adjusted EBITDA (as used in the restricted payments covenants contained in the indentures governing the EFIH Notes and the EFH Corp. Notes) for the twelve months ended September 30, 2013 totaled $1.797 billion and $4.622 billion, respectively. See Exhibits 99(b) and 99(c) for a reconciliation of net income (loss) to Adjusted EBITDA for EFIH and EFH Corp., respectively, for the nine and twelve months ended September 30, 2013 and 2012.

The table below summarizes various financial ratios of EFIH and EFH Corp. that are applicable under the indentures governing the EFIH Notes, EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes at September 30, 2013 and December 31, 2012 and the corresponding covenant threshold levels at September 30, 2013. The debt incurrence and restricted payments/limitations on investments covenants thresholds presented below represent levels that must be met in order for EFH Corp. and EFIH to incur certain debt or make certain restricted payments and/or investments. Our debt agreements do not contain maintenance covenants. In January 2013, in accordance with amendments to the terms of the EFH Corp. 9.75% Senior Notes due 2019 and EFH Corp. 10% Notes due 2020 and their governing indentures, restrictive covenants under those notes were removed (see Note 3 to Financial Statements).

	June 30, 2013	December 31, 2012	Threshold Level at June 30, 2013
Debt Incurrence Thresholds:
EFIH Notes:
EFIH fixed charge coverage ratio (a)	0.3 to 1.0	0.3 to 1.0	At least 2.0 to 1.0
Restricted Payments/Limitations on Investments Thresholds:
EFH Corp. 10.875% Notes and Toggle Notes:
General restrictions (Sponsor Group payments):
EFH Corp. leverage ratio	12.3 to 1.0	10.1 to 1.0	Equal to or less than 7.0 to 1.0
EFIH Notes:
General restrictions (non-EFH Corp. payments):
EFIH fixed charge coverage ratio (a)(b)	1.8 to 1.0	2.1 to 1.0	At least 2.0 to 1.0
General restrictions (EFH Corp. payments):
EFIH fixed charge coverage ratio (a)(b)	0.3 to 1.0	0.3 to 1.0	At least 2.0 to 1.0
EFIH leverage ratio	7.7 to 1.0	7.0 to 1.0	Equal to or less than 6.0 to 1.0
_____________

(a)	Calculation excludes interest income on the EFH Corp. 10.875% Notes and Toggle Notes that EFIH distributed as a dividend to EFH Corp. in January 2013 (see Note 5 to Financial Statements).

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

Long-Term Contractual Obligations and Commitments — The following table summarizes our contractual cash obligations at September 30, 2013 (see Note 3 to Financial Statements for additional disclosures regarding these long-term debt obligations):

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

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after September 30, 2013 that are expected to materially impact our financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions such as interest rates that may be experienced in the ordinary course of business. We may transact in financial instruments to hedge interest rate risk related to our debt, but there are currently no such hedges in place. All of our long-term debt at September 30, 2013 and December 31, 2012 carried fixed interest rates.

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

At September 30, 2013, Oncor's exposure to credit risk associated with accounts receivable from nonaffiliate customers totaled $407 million. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $3 million, and includes trade accounts receivable from REPs totaling $310 million, which are almost entirely noninvestment grade. At September 30, 2013, REP subsidiaries of one nonaffiliated entity collectively represented approximately 14% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure. Oncor views its exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default would have a material effect on cash flows.

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

See Note 6 to Financial Statements for discussion of transactions between Oncor and TCEH and EFH Corp.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including such matters as activities under our liability management program, projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of our business and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, "Risk Factors" in our 2012 Form 10-K and the discussion under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•
prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, the US Federal Energy Regulatory Commission, the North American Electric Reliability Corporation, the Texas Reliability Entity, Inc., the PUCT, the Environmental Protection Agency, and the Texas Commission on Environmental Quality, with respect to, among other things:

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

•	willingness of EFH Corp.'s and TCEH's lenders to extend the maturities of their debt instruments and the terms and conditions of any such extensions;

•	activity in the credit default swap market related to our debt securities or debt securities of EFH Corp. that we guarantee;

•	restrictions placed on us by the agreements governing our debt instruments;

•	our ability to generate sufficient cash flow to make interest payments on, or refinance, our debt instruments;

•
our ability to successfully execute our liability management program, reach agreement with our creditors on the terms of any change in our capital structure, or otherwise address our significant interest payments and debt maturities, including through the potential exchange of debt securities for debt or equity securities or potential waiver of any covenants contained in our debt agreements;

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

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(3(i))	Articles of Incorporation

3(a)	333-153529 Form S-4 (filed September 17, 2008)	3(c)	—	Certificate of Formation of Energy Future Intermediate Holding Company LLC, as amended

(3(ii))	By-laws

3(b)	1-34544 Form 10-K (filed February 21, 2012)	3(b)	—	Second Amended and Restated Limited Liability Company Agreement of Energy Future Intermediate Holding Company LLC

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income - Twelve Months Ended September 30, 2013.

99(b)			—	Energy Future Intermediate Holding Company LLC Consolidated Adjusted EBITDA reconciliation for the six and twelve months ended September 30, 2013 and 2012.

99(c)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the six and twelve months ended September 30, 2013 and 2012.

XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
____________

*	Incorporated herein by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

By:	/s/ STAN SZLAUDERBACH
Stan Szlauderbach
Senior Vice President and Controller (Principal Accounting Officer)

Date: October 31, 2013