Form 10-K
period 2013-12-31
Energy Future Intermediate Holding CO LLC
filed 2014-04-30
CIK 1445146

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

— OR —

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-34544

Energy Future Intermediate Holding Company LLC
(Exact name of registrant as specified in its charter)

Delaware	26-1191638
(State of organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, TX 75201-3411	(214) 812-4600
(Address of principal executive offices) (Zip Code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
9.75% Senior Notes due 2019	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-Accelerated filer ☒ (Do not check if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

At April 29, 2014, the outstanding membership interest in Energy Future Intermediate Holding Company LLC was directly held by Energy Future Holdings Corp.

DOCUMENTS INCORPORATED BY REFERENCE - None

Energy Future Intermediate Holding Company LLC's (EFIH) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Energy Future Holdings Corp. (EFH Corp.) website at http://www.energyfutureholdings.com as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. The information on EFH Corp.'s website shall not be deemed a part of, or incorporated by reference into, this annual report on Form 10-K. The representations and warranties contained in any agreement that EFIH has filed as an exhibit to this annual report on Form 10-K or that EFIH has or may publicly file in the future may contain representations and warranties made by and to the parties thereto at specific dates. Such representations and warranties may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties' risk allocation in the particular transaction, or may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes.

This annual report on Form 10-K and other Securities and Exchange Commission filings of EFIH and its subsidiaries occasionally make references to EFIH (or "the company"), EFH Corp., Oncor Holdings or Oncor when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with, or otherwise reflected in, their respective parent company's financial statements for financial reporting purposes. However, these references should not be interpreted to imply that the relevant parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or vice versa.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Adjusted EBITDA
Adjusted EBITDA means EBITDA adjusted to exclude noncash items, unusual items and other adjustments allowable under the EFIH Notes and certain debt arrangements of EFH Corp. (as applicable). See the definition of EBITDA below. Adjusted EBITDA and EBITDA are not recognized terms under US GAAP and, thus, are non-GAAP financial measures. EFIH is providing its and EFH Corp.'s Adjusted EBITDA in this Form 10-K (see reconciliations in Exhibits 99(a) and 99(b)) solely because of the important role that Adjusted EBITDA plays in respect of certain covenants contained in the indentures for the EFIH Notes and EFH Corp. debt pushed down to EFIH as discussed in Note 6 to Financial Statements. EFIH does not intend for Adjusted EBITDA (or EBITDA) to be an alternative to net income as a measure of operating performance or an alternative to cash flows from operating activities as a measure of liquidity or an alternative to any other measure of financial performance presented in accordance with US GAAP. Additionally, EFIH does not intend for Adjusted EBITDA (or EBITDA) to be used as a measure of free cash flow available for management's discretionary use, as the measure excludes certain cash requirements such as interest payments, tax payments and other debt service requirements. Because not all companies use identical calculations, EFIH's presentation of Adjusted EBITDA (and EBITDA) may not be comparable to similarly titled measures of other companies.

Bankruptcy Filing
Voluntary petitions for relief under Chapter 11 of the US Bankruptcy Code (Bankruptcy Code) in the US Bankruptcy Court for the District of Delaware (Bankruptcy Court) filed on April 29, 2014 by the Debtors.

Consenting Creditors
Means collectively, (i) certain lenders or investment advisors or managers of discretionary accounts (Consenting TCEH First Lien Lenders) that hold claims under the TCEH Senior Secured Facilities; (ii) certain holders (Consenting TCEH First Lien Noteholders and together with the Consenting TCEH First Lien Lenders, the Consenting TCEH First Lien Creditors) of TCEH Senior Secured Notes; (iii) certain holders (Consenting EFIH First Lien Noteholders) of the EFIH 6.875% Notes and the EFIH 10% Notes (EFIH First Lien Notes); (iv) certain holders (Consenting EFIH Second Lien Noteholders) of the EFIH 11% Notes and the EFIH 11.75% Notes (EFIH Second Lien Notes); (v) certain holders (Consenting EFIH Unsecured Noteholders) of the EFIH Toggle Notes; and certain holders (the Consenting EFH Corp. Unsecured Noteholders) of the EFH Corp. 5.55% Series P Senior Notes due 2014, the EFH Corp. 6.50% Series Q Senior Notes due 2024, EFH Corp. 6.55% Series R Senior Notes due 2034, the EFH Corp. 11.250%/12.00% Senior Toggle Notes due 2017, the EFH Corp. 10.875% Senior Notes due 2017, the EFH Corp. 9.75% Fixed Senior Notes due 2019, and the EFH Corp. 10% Fixed Senior Notes due 2020 (EFH Unsecured Notes).

CREZ	Competitive Renewable Energy Zone

DIP Facility	Refers to EFIH's proposed debtor-in-possession financing. See Note 6 to Financial Statements.

Debtors	EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities

EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization

EFCH	Energy Future Competitive Holdings Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context

EFH Corp.	Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context, whose major subsidiaries include TCEH and Oncor

EFH Corp. 10.875% Notes	EFH Corp.'s 10.875% Senior Notes with a maturity date of November 1, 2017, which are guaranteed on a senior unsecured basis by EFIH and EFCH as discussed in Note 6 to Financial Statements

EFH Corp. Toggle Notes	EFH Corp.'s 11.25%/12.00% Senior Toggle Notes with a maturity date of November 1, 2017, which are guaranteed on a senior unsecured basis by EFIH and EFCH as discussed in Note 6 to Financial Statements

EFIH	Energy Future Intermediate Holding Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings, and/or its subsidiaries depending on context.

EFIH Debtors	EFIH and EFIH Finance
EFIH Finance	EFIH Finance Inc., a direct, wholly owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities

EFIH Notes
Refers, collectively, to EFIH's and EFIH Finance's 6.875% Senior Secured Notes with a maturity date of August 15, 2017 (EFIH 6.875% Notes), 10.000% Senior Secured Notes with a maturity date of December 1, 2020 (EFIH 10% Notes), 11% Senior Secured Second Lien Notes with a maturity date of October 1, 2021 (EFIH 11% Notes), 11.75% Senior Secured Second Lien Notes with a maturity date of March 1, 2022 (EFIH 11.75% Notes), 11.25%/12.25% Senior Toggle Notes with a maturity date of December 1, 2018 (EFIH Toggle Notes) and 9.75% Senior Notes with a maturity date of October 15, 2019 (EFIH 9.75% Notes).

EFIH Second Lien DIP Facility	Refers, collectively, to the facility that includes the EFIH Second Lien DIP Notes.

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

FERC	US Federal Energy Regulatory Commission

GAAP	generally accepted accounting principles

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

Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, a direct, wholly owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context

Oncor Ring-Fenced Entities	Oncor Holdings and its direct and indirect subsidiaries, including Oncor

Oncor Tax Sharing Agreement	Federal and State Income Tax Allocation Agreement among EFH Corp., Oncor Holdings, Oncor and Texas Transmission

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

purchase accounting
The purchase method of accounting for a business combination as prescribed by US GAAP, whereby the cost or "purchase price" of a business combination, including the amount paid for the equity and direct transaction costs are allocated to identifiable assets and liabilities
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

TCEH Debtors	TCEH and its subsidiaries that are Debtors in the Chapter 11 Cases

TCEH Demand Notes
Refers to certain loans from TCEH to EFH Corp. in the form of demand notes to finance EFH Corp. debt principal and interest payments and, until April 2011, other general corporate purposes of EFH Corp. that were guaranteed on a senior unsecured basis by EFCH and EFIH and were settled by EFH Corp. in January 2013.

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

PART I.
Items 1. and 2. BUSINESS AND PROPERTIES

References in this report to "the company" are to EFIH and/or its direct and indirect subsidiaries as apparent in the context. See "Glossary" for defined terms.

Energy Future Intermediate Holding Company LLC Business and Strategy

As described more fully below under "Filing under Chapter 11 of the United States Bankruptcy Code," on April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, (the Debtors) filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). During the pendency of the Bankruptcy Filing (the Chapter 11 Cases), the Debtors will operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. EFH Corp. intends to conduct its business operations in the normal course and maintain its focus on achieving excellence in customer service and meeting the needs of electricity consumers in Texas.

EFIH, a direct, wholly owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company with no operations or operating assets whose wholly owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. The business and strategy of Oncor is discussed below, as the investment in Oncor represents a substantial portion of the net assets and earnings of EFIH. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell electricity to residential, business and other consumers in the north-central, eastern and western parts of Texas. Revenues from services provided to TCEH represented 27% and 29% of Oncor's total consolidated revenues for the years ended December 31, 2013 and 2012. EFIH has no reportable business segments. Oncor Holdings and its subsidiaries (the Oncor Ring-Fenced Entities) are not consolidated in EFIH's financial statements in accordance with consolidation accounting standards related to variable interest entities (VIEs) (see Note 3).

EFIH's sources of liquidity have included dividends received from Oncor Holdings and interest payments received on EFH Corp. and TCEH debt it holds. Its uses of liquidity have consisted of interest payments on its outstanding debt and income taxes paid to EFH Corp. under a Federal and State Income Tax Allocation Agreement.

Filing under Chapter 11 of the United States Bankruptcy Code

On April 29, 2014, EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. During the pendency of the Bankruptcy Filing, the Debtors will operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The Bankruptcy Filing resulted primarily from the adverse effects on EFH Corp.'s competitive businesses of lower wholesale electricity prices in ERCOT driven by the sustained decline in natural gas prices since mid-2008. Further, the remaining natural gas hedges that TCEH entered into when forward market prices of natural gas were significantly higher than current prices mature in 2014. These market conditions challenged the profitability and operating cash flows of EFH Corp.'s competitive businesses and resulted in the inability to support their significant interest payments and debt maturities, including the remaining debt obligations due in 2014, and to refinance and/or extend the maturities of their outstanding debt.

EFIH's sources of liquidity include interest on holdings of EFH Corp. and TCEH debt securities as well as loans/advances from EFH Corp. In consideration of the liquidity matters of EFH Corp.'s competitive operations and the resulting uncertainty of EFIH's ability to meet interest payments as they become due in the near term, there arose substantial doubt as to EFIH's ability to continue as a going concern without a restructuring of its debt.

In consideration of the liquidity matters discussed above, the report of EFIH's independent registered public accounting firm that accompanies its audited consolidated financial statements for the year ended December 31, 2013 included in this annual report contains an explanatory paragraph regarding the substantial doubt about EFIH's ability to continue as a going concern. The Bankruptcy Filing also constituted a default of EFIH's debt.

In 2013, EFH Corp. began to engage in discussions with certain creditors, including EFIH creditors, with respect to proposed changes to its capital structure, including the possibility of a consensual, prepackaged restructuring transaction. Because of the recent constructive nature of these discussions, TCEH elected not to make interest payments due in April 2014 totaling $123 million on certain debt obligations. Under the terms of the debt obligations that apply to the substantial majority of the missed interest payments, the lenders had the right to accelerate the payment of the debt if TCEH had not cured the default after an applicable grace period. In consideration of the additional time required to evaluate the effects of events related to the creditor discussions, including potential changes to EFH Corp.'s capital structure, on the financial statements and disclosures included in EFH Corp.'s, EFCH's and EFIH's Annual Reports on Form 10-K for the year ended December 31, 2013, the companies did not file their Annual Reports on Form 10-K for the year ended December 31, 2013 with the SEC by April 15, 2014, the date when the reports were required to be filed (including an allowed extension), and instead filed those Annual Reports on April 30, 2014. In anticipation of the Bankruptcy Filing, on April 29, 2014, the Debtors entered into a Restructuring Support and Lock-Up Agreement (the Restructuring Support and Lock-Up Agreement) with various stakeholders in order to effect an agreed upon restructuring of the Debtors through a pre-arranged Chapter 11 plan of reorganization (the Restructuring Plan).

Restructuring Support and Lock-Up Agreement

General

In anticipation of the Bankruptcy Filing, on April 29, 2014, the Debtors, Texas Holdings and its general partner, Texas Energy Future Capital Holdings LLC (TEF and, together with Texas Holdings, the Consenting Interest Holders) and the Consenting Creditors entered into the Restructuring Support and Lock-Up Agreement in order to effect an agreed upon restructuring of the Debtors through the Restructuring Plan.

Pursuant to the Restructuring Support and Lock-Up Agreement, the Consenting Interest Holders and Consenting Creditors agreed, subject to the terms and conditions contained in the Restructuring Support and Lock-Up Agreement, to support the Debtors’ proposed financial restructuring (the Restructuring Transactions), and further agreed to limit certain transfers of any ownership (including any beneficial ownership) in the equity interests of or claims held against the Debtors, including any such interests or claims acquired after executing the Restructuring Support and Lock-Up Agreement.

Material Restructuring Terms

The Restructuring Support and Lock-Up Agreement along with the accompanying term sheet sets forth the material terms of the Restructuring Transactions pursuant to which, in general:

TCEH First Lien Secured Claims

As a result of the Restructuring Transactions, holders of TCEH first lien secured claims will receive, among other things, their pro rata share of (i) 100% of the equity of TCEH consummated through a tax-free spin (in accordance with the Private Letter Ruling described below) in connection with TCEH's emergence from bankruptcy (Reorganized TCEH) and (ii) all of the net cash from the proceeds of the issuance of new long-term secured debt of Reorganized TCEH.

TCEH Unsecured Claims

As a result of the Restructuring Transactions, holders of general unsecured claims against EFCH, TCEH and its subsidiaries (including TCEH first lien deficiency claims, TCEH second lien claims and TCEH unsecured note claims) will receive their pro rata share of the unencumbered assets of TCEH.

EFIH First Lien Settlement

Certain holders of EFIH 6.875% Notes and EFIH 10% Notes (such holders, the EFIH First Lien Note Parties) have agreed to voluntary settlements with respect to EFIH's and EFIH Finance's obligations under the EFIH First Lien Notes held by the EFIH First Lien Note Parties. Under the terms of the settlement, each EFIH First Lien Note Party has agreed to accept as payment in full of any claims arising out of its EFIH First Lien Notes an amount of loans under the EFIH First Lien DIP Facility (as discussed in Note 6 to Financial Statements) equal to the greater of (a) 105% of the principal amount on the EFIH First Lien Notes plus 101% of the accrued and unpaid interest at the non-default rate on such principal (which amount will be deemed to include the original issue discount) and (b) 104% of the principal amount of, plus accrued and unpaid interest at the non-default rate on, the EFIH First Lien Notes, in each case held by such EFIH First Lien Note Party. In addition, in the case of (b) above, each EFIH First Lien Note Party will be entitled to original issue discount paid in accordance with the EFIH First Lien Facility. No EFIH First Lien Note Party will receive any other fees, including commitment fees paid in respect of the EFIH First Lien DIP Facility (such settlement, the EFIH First Lien Settlement).

During the early portion of the Chapter 11 Cases, EFIH expects to:

•
solicit agreement to, and participation in, the EFIH First Lien Settlement from holders of the remaining outstanding EFIH First Lien Notes, other than the EFIH First Lien Note Parties (the EFIH First Lien Settlement Solicitation), and

•
initiate litigation to obtain entry of an order from the Bankruptcy Court disallowing the claims of holders of EFIH First Lien Notes not a party to the EFIH First Lien Settlement (Non-Settling EFIH First Lien Note Holders) derived from or based upon make-whole or other similar payment provisions under the EFIH First Lien Notes.

Following the completion of the EFIH First Lien Settlement Solicitation, Non-Settling EFIH First Lien Note Holders will receive their pro rata share of cash from the proceeds of the EFIH First Lien DIP Facility in an amount equal to the principal plus accrued and unpaid interest through the closing of the EFIH First Lien DIP Facility, at the non-default rate of such holder's claim (not including any premiums, fees, or claims relating to the repayment of the EFIH First Lien Notes).

EFIH Second Lien Settlement

Certain holders of EFIH 11% Notes and EFIH 11.75% Notes (such holders, the EFIH Second Lien Note Parties) have agreed to voluntary settlements with respect to EFIH's and EFIH Finance's obligations under the EFIH Second Lien Notes held by the EFIH Second Lien Note Parties. Under the terms of the settlement, each EFIH Second Lien Note Party has agreed to accept as payment in full of any claims arising out of its EFIH Second Lien Notes, its pro rata share of an amount in cash equal to (i) 100% of the principal of, plus accrued but unpaid interest at the non-default rate on, EFIH Second Lien Notes held by such EFIH Second Lien Party plus (ii) 50% of the aggregate amount of any claim derived from or based upon make-whole or other similar provisions under the EFIH 11% Notes or EFIH 11.75% Notes (such settlement, the EFIH Second Lien Settlement).

As part of the EFIH Second Lien Settlement, a significant EFIH Second Lien Note Party, but not other EFIH Second Lien Note Parties, will have the right to receive up to $500 million of its payment under the EFIH Second Lien Settlement in the form of loans under the EFIH First Lien DIP Facility. In addition, such EFIH Second Lien Note Party will be entitled to its pro rata share of interest and original issue discount paid in respect of the EFIH First Lien DIP Facility and a 1.75% commitment fee.

During the early portion of the Chapter 11 Cases, EFIH expects to:

•
solicit agreement to, and participation in, the EFIH Second Lien Settlement from holders of the remaining outstanding EFIH Second Lien Notes, other than the EFIH Second Lien Note Parties (the EFIH Second Lien Settlement Solicitation), and

•
initiate litigation to obtain entry of an order from the Bankruptcy Court disallowing the claims of holders of EFIH Second Lien Notes not a party to the EFIH Second Lien Settlement (Non-Settling EFIH Second Lien Note Holders) derived from or based upon make-whole or other similar payment provisions under the EFIH Second Lien Notes.

Following the completion of the EFIH Second Lien Settlement Solicitation, Non-Settling EFIH Second Lien Note Holders will receive their pro rata share of cash from the proceeds of the EFIH Second Lien DIP Facility (as described below) in an amount equal to the principal plus accrued and unpaid interest through the closing of the EFIH Second Lien DIP Facility, at the non-default rate of such holder’s claim (not including any premiums, fees, or claims relating to the repayment of the EFIH Second Lien Notes).

EFIH Second Lien DIP Notes Offering

During the early portion of the Chapter 11 Cases, EFIH and EFIH Finance expect to offer (the EFIH Second Lien DIP Notes Offering) to all holders as of a specified record date of EFIH Unsecured Notes the right to purchase up to its pro rata percentage of $1.73 billion aggregate principal amount of 8% Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche A-1 Notes due 2016 (EFIH Second Lien DIP Tranche A-1 Notes). Concurrently with the EFIH Second Lien DIP Notes Offering, EFIH and EFIH Finance will also offer (the concurrent offering) to a significant EFIH Second Lien Note Party the right to purchase up to $170 million aggregate principal amount of 8% Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche A-3 Notes due 2016 (EFIH Second Lien DIP Tranche A-3 Notes). If such significant EFIH Second Lien Note Party elects to participate in the offering, EFIH will pay such party $11.3 million. To the extent the Backstop Parties are required to purchase any notes in the offering pursuant to the terms of the Commitment Letter (as described below), such notes will be 8% Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche A-2 Notes due 2016 (EFIH Second Lien DIP Tranche A-2 Notes). The EFIH Second Lien DIP Tranche A-1 Notes, the EFIH Second Lien DIP Tranche A-2 Notes and the EFIH Second Lien DIP Tranche A-3 Notes are expected to have the same terms and conditions (other than (i) the ability to trade as a single tranche, (ii) the EFIH Second Lien Tranche A-1 Notes will trade together with the corresponding EFIH Unsecured Notes and (iii) the EFIH Second Lien Tranche A-2 Notes and EFIH Second Lien Tranche A-3 Notes will not trade together with any other notes).

Backstop Commitment

In connection with the execution of the Restructuring Support and Lock-Up Agreement, certain holders of the EFIH Unsecured Notes (the Backstop Parties) have entered into a commitment letter with EFH Corp. and EFIH, dated April 29, 2014 (the Commitment Letter), pursuant to which such holders have committed, severally and not jointly, up to $2.0 billion in available funds (the Backstop Commitment) to purchase EFIH Second Lien DIP Notes. Any EFIH Second Lien DIP Notes not sold in the EFIH Second Lien DIP Notes Offering and the concurrent offering (unpurchased notes) will be purchased by the Backstop Parties, pro rata in proportion to their respective share of the Backstop Commitment. If any Backstop Party fails to satisfy its obligation to purchase its pro rata share of the unpurchased notes, the other Backstop Parties would have the right, but not the obligation, to purchase such unpurchased notes. The obligations under the Commitment Letter are not subject to the approval of the Oncor TSA Amendment (as described below) by the Bankruptcy Court.

Under the Commitment Letter and in consideration of the Backstop Commitment, EFIH agreed to pay the Backstop Parties a commitment fee consisting of (i) a $10 million execution fee that was paid to the Backstop Parties concurrently with the execution of the Commitment Letter, (ii) a $10 million approval fee to be paid within five days of the issuance of an order by the Bankruptcy Court authorizing the EFIH First Lien Settlement, the EFIH Second Lien Settlement, and the performance by EFH Corp. and EFIH under the Commitment Letter, (iii) a $20 million funding fee to be paid concurrently with the consummation of the EFIH Second Lien DIP Notes Offering to holders of EFIH Unsecured Notes and the concurrent offering and (iv) a fee equal to $100 million payable in the form of Non-Interest Bearing Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche B Notes due 2016 (EFIH Second Lien DIP Tranche B Notes and, together with the EFIH Second Lien DIP Tranche A-1 Notes, the EFIH Second Lien DIP Tranche A-2 Notes and the EFIH Second Lien DIP Tranche A-3 Notes, the EFIH Second Lien DIP Notes) to be paid concurrently with the consummation of the EFIH Second Lien DIP Notes Offering to holders of EFIH Unsecured Notes and the concurrent offering. Other than with respect to the requirement not to pay interest and related mechanics and not trading together with any other debt, the EFIH Second Lien DIP Tranche B Notes are expected to have the same terms and conditions as the EFIH Second Lien DIP Tranche A-1 Notes, the EFIH Second Lien DIP Tranche A-2 Notes and the EFIH Second Lien DIP Tranche A-3 Notes.

In the event the EFIH Second Lien DIP Notes are repaid in cash prior to the effective date of the plan of reorganization (Effective Date), EFIH agreed to pay the Backstop Parties a termination fee of $380 million. In addition, if the EFIH Second Lien DIP Notes Offering is not consummated at the option of EFIH, EFIH agreed to pay the Backstop Parties a break-up fee of $60 million.

EFIH Unsecured Claims and EFH Corp. Unsecured Claims

On the Effective Date, all of the EFIH Unsecured Notes and EFH Corp. Unsecured Notes will be canceled. In full satisfaction of the claims under the EFIH Unsecured Notes and the EFH Corp. Unsecured Notes, (i) each holder of EFIH Unsecured Notes will receive its pro rata share of 98.0% of the equity interests of newly reorganized EFH Corp. (Reorganized EFH Corp.) (subject to dilution by the Equity Conversion as described below) and (ii) each holder of EFH Corp. Unsecured Notes will receive its pro rata share of 1.0% of the equity interests of Reorganized EFH Corp. (subject to dilution by the Equity Conversion).

Holders of the EFH Corp. Unsecured Notes will also receive on the Effective Date their pro rata share of either (A) if the Oncor TSA Amendment (described below) has then been approved, (1) $55 million in cash from EFIH, provided, however, that if the Oncor tax payments received by EFIH under the Oncor TSA Amendment through the Effective Date are less than 80% of projected amounts, the $55 million payment will be reduced on a dollar for dollar basis by the amount of such shortfall, and (2) cash on hand at EFH Corp. (not including the settlement payment in clause (1) hereof); or (B) if the Oncor TSA Amendment has not then been approved, all assets of EFH Corp., including cash on hand but excluding the equity interests in EFIH.

EFH Corp. Equity Interests

On the Effective Date, all of the equity interests in EFH Corp. (EFH Corp. Interests) will be canceled. In full satisfaction of the claims under the EFH Corp. Interests, each holder of EFH Corp. Interests will receive its pro rata share of 1.0% of the equity interests of Reorganized EFH Corp. (subject to dilution by the Equity Conversion).

Equity Conversion

On the Effective Date, the EFIH Second Lien DIP Notes will automatically convert (Equity Conversion) on a pro rata basis into approximately 64% of the equity interests of Reorganized EFH Corp.

Oncor TSA Amendment

The Restructuring Support and Lock-Up Agreement provides that the Debtors will request authority from the Bankruptcy Court to amend, or otherwise assign the right to payments under, the Oncor Tax Sharing Agreement (the Oncor TSA Amendment) to provide that any payment required to be made to EFH Corp. under the Oncor Tax Sharing Agreement after March 31, 2014, will instead be made to EFIH. Any tax payments received by EFH Corp. before the Bankruptcy Court enters or denies an order authorizing the Oncor TSA Amendment will be deposited by EFH Corp. into a segregated account until the earlier of (i) the date the Bankruptcy Court enters the order authorizing the Oncor TSA Amendment, in which case such amounts will be remitted to EFIH, or (ii) the date the Bankruptcy Court denies authorization of the Oncor TSA Amendment, in which case such amounts will be remitted to EFH Corp.

The Oncor TSA Amendment will automatically terminate and be of no further force and effect in the event that the Commitment Letter is terminated by the Backstop Parties; provided, however, that any amounts that were paid to EFIH in accordance with the Oncor TSA Amendment before its termination will be retained by EFIH if the Commitment Letter terminates or the EFIH Second Lien DIP Facility is not fully funded in accordance with its terms (i.e., except as a result of a breach by the Backstop Parties). Neither EFH Corp. nor EFIH will have the right to terminate or modify the Oncor TSA Amendment during the Chapter 11 Cases if the EFIH Second Lien DIP Facility is consummated.

If the Bankruptcy Court has not approved the Oncor TSA Amendment within 90 days after the Petition Date, the interest rate on the EFIH Second Lien DIP Tranche A-1 Notes, EFIH Second Lien DIP Tranche A-2 Notes and EFIH Second Lien DIP Tranche A-3 Notes will increase by 4.0% with such additional interest to be paid-in-kind (compounded quarterly) until such approval is received from the Bankruptcy Court. If the Bankruptcy Court has not approved the Oncor TSA Amendment by May 1, 2015, each holder of EFIH Second Lien DIP Notes will receive additional EFIH Second Lien DIP Notes equal to 10.0% of the amount of EFIH Second Lien DIP Notes held by such holder.

Private Letter Ruling

The Restructuring Support and Lock-Up Agreement provides that EFH Corp. will file a request with the IRS for a private letter ruling (Private Letter Ruling) that, among other things, will provide (a) that (i) the transfer by TCEH of all of its assets and its ordinary course operating liabilities to Reorganized TCEH, (ii) the transfer by the Debtors to Reorganized TCEH of certain operating assets and liabilities that are reasonably necessary to the operation of Reorganized TCEH and (iii) the distribution by TCEH of (A) the equity it holds in Reorganized TCEH and (B) the cash proceeds TCEH receives from Reorganized TCEH to the holders of TCEH First Lien Claims will qualify as a "reorganization" within the meaning of Sections 368(a)(1)(G) , 355 and 356 of the Code and (b) for certain other rulings under Sections 368(a)(1)(G) and 355 of the Code.

Conditions Precedent to Restructuring Transactions

The Restructuring Support and Lock-Up Agreement provides that the consummation of the Restructuring Transactions is subject to the satisfaction or waiver (if applicable) of various conditions, including, among other things:

•	the consummation of the debtor-in-possession financing transactions and settlements described above;

•	holders of certain EFH Unsecured Notes shall have received not less than 37.15% in value for their respective claims under the plan of reorganization;

•
immediately following the distribution by TCEH described above under the heading "Private Letter Ruling", the aggregate tax basis, for federal income tax purposes, of the assets held by Reorganized TCEH will be equal to a specified minimum amount of aggregate tax basis, and the step-up in aggregate tax basis will be no less than $2.1 billion;

•	the receipt of requisite regulatory approvals;

•	the receipt of the Private Letter Ruling, and

•	the receipt of requisite orders from the Bankruptcy Court.

Termination

The Restructuring Support and Lock-Up Agreement may be terminated upon the occurrence and continuation of certain events described in the Restructuring Support and Lock-Up Agreement.

For additional discussion of the Bankruptcy Filing and its effects, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Significant Activities and Events and Items Influencing Future Performance – Filing under Chapter 11 of the United States Bankruptcy Code" and Item 1A, "Risk Factors – Risks Related to Filing under Chapter 11 of the United States Bankruptcy Code." See Note 6 to Financial Statements for discussion of the DIP Facilities.

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

Oncor operates the largest transmission and distribution system in Texas, delivering electricity to more than 3.2 million homes and businesses and operating more than 120,000 miles of transmission and distribution lines. Most of Oncor's power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law. At December 31, 2013, Oncor had approximately 3,420 full-time employees, including approximately 690 employees under collective bargaining agreements.

EFH Corp. and Oncor have implemented certain structural and operational "ring-fencing" measures based on commitments made by Texas Holdings and Oncor to the PUCT and to the FERC to enhance the credit quality of Oncor Holdings and Oncor. These measures serve to mitigate Oncor's and Oncor Holdings' credit exposure to the Texas Holdings Group with the intent to minimize the risk that a court would order any of the assets and liabilities of the Oncor Ring-Fenced Entities to be substantively consolidated with the assets and liabilities of any member of the Texas Holdings Group in the event any such member were to become a debtor in a bankruptcy case. Accordingly, EFH Corp. and EFIH do not control and do not consolidate Oncor Holdings and Oncor for financial reporting purposes. See Notes 1 and 3 to Financial Statements for a description of the material features of these "ring-fencing" measures.

Oncor's Market (ERCOT statistics below were derived from information published by ERCOT)

Oncor operates within the ERCOT market. This market represents approximately 85% of the electricity consumption in Texas. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas and the Independent System Operator of the interconnected transmission grid for those systems. ERCOT is responsible for ensuring reliability, adequacy and security of the electric systems as well as nondiscriminatory access to transmission service by all wholesale market participants in the ERCOT region. ERCOT's membership consists of more than 300 corporate and associate members, including electric cooperatives, municipal power agencies, independent generators, independent power marketers, transmission service providers and distribution services providers, independent REPs and consumers.

In 2013, ERCOT's hourly demand peaked at 67,245 MW as compared to the peak demand of 66,548 MW in 2012. The ERCOT market has limited interconnections to other markets in the US and Mexico, which currently limits potential imports into and exports out of the ERCOT market to 1,106 MW of generation capacity (or approximately 2% of peak demand). In addition, wholesale transactions within the ERCOT market are generally not subject to regulation by the FERC.

The ERCOT market operates under reliability standards set by NERC. The PUCT has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of power supply across Texas' main interconnected transmission grid. Oncor, along with other owners of transmission and distribution facilities in Texas, assists ERCOT in its operations. Oncor has planning, design, construction, operation and maintenance responsibility for the portion of the transmission grid and for the load-serving substations it owns, primarily within its certificated distribution service area. Oncor participates with ERCOT and other ERCOT utilities in obtaining regulatory approvals and planning, designing and constructing new transmission lines in order to remove existing constraints and interconnect generation on the ERCOT transmission grid. The new transmission lines are necessary to meet reliability needs, support renewable energy production and increase bulk power transfer capability.

Oncor's Strategies

Oncor focuses on delivering electricity in a safe and reliable manner, minimizing service interruptions and investing in its transmission and distribution infrastructure to maintain its system, serve its growing customer base with a modernized grid and support renewable energy production.

Oncor believes that building and leveraging upon opportunities to scale its operating advantage and technology programs enables Oncor to create value by eliminating duplicative costs, efficiently managing supply costs, and building and standardizing distinctive process expertise over a larger grid. Scale also allows Oncor to take part in large capital investments in its transmission and distribution system, with a smaller fraction of overall capital at risk and with an enhanced ability to streamline costs. Oncor's growth strategies are to invest in technology upgrades, and to construct new transmission and distribution facilities to meet the needs of the growing Texas market and support renewable energy production. Oncor and other transmission and distribution businesses in ERCOT benefit from regulatory capital recovery mechanisms known as "capital trackers" that Oncor believes enable adequate and timely recovery of transmission, distribution and advanced metering investments through its regulated rates.

Oncor's Operations

Performance — Oncor achieved or exceeded market performance protocols in 12 out of 14 PUCT market metrics in 2013. These metrics measure the success of transmission and distribution companies in facilitating customer transactions in the competitive Texas electricity market.

Investing in Infrastructure and Technology — In 2013, Oncor invested approximately $1.1 billion in its network to construct, rebuild and upgrade transmission lines and associated facilities, to extend the distribution infrastructure, and to pursue certain initiatives in infrastructure maintenance and information technology. Reflecting its commitment to infrastructure, in September 2008, Oncor and several other ERCOT utilities filed with the PUCT a plan to participate in the construction of transmission improvements designed to interconnect existing and future renewable energy facilities to transmit electricity from Competitive Renewable Energy Zones (CREZs) identified by the PUCT. In 2009, the PUCT awarded CREZ construction projects to Oncor. The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state. At December 31, 2013, Oncor's cumulative CREZ-related capital expenditures totaled $1.871 billion, including $411 million in 2013. All CREZ-related line and station construction projects were energized by the end of 2013. Additional voltage support projects were completed in January 2014, with the exception of one series capacitor project for which the scheduled completion has been delayed to December 2015 in order to allow for further study and evaluation. The delay to 2015 is not expected to have a significant impact on the ability of the CREZ system to support existing or currently expected renewable generation. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Significant Activities and Events and Items Influencing Future Performance – Oncor Matters with the PUCT."

Oncor's technology upgrade initiatives include development of a modernized grid through advanced digital communication, data management, real-time monitoring and outage detection capabilities to take advantage of Oncor's recent deployment of advanced digital metering equipment. This modernized grid is producing electricity service reliability improvements and providing for additional products and services from REPs that enable businesses and consumers to better manage their electricity usage and costs. The advanced meters can be read remotely, rather than by a meter reader physically visiting the location of each meter. Advanced meters facilitate automated demand side management, which allows consumers to monitor the amount of electricity they are consuming and adjust their electricity consumption habits. With the new meters integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data from the new meters makes it possible for REPs to support new programs and pricing options.

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

Transmission revenues are provided under tariffs approved by either the PUCT or, to a small degree related to an interconnection to other markets, the FERC. Network transmission revenues compensate Oncor for delivery of electricity over transmission facilities operating at 60 kilovolt (kV) and above. Other services offered by Oncor through its transmission business include system impact studies, facilities studies, transformation service and maintenance of transformer equipment, substations and transmission lines owned by other parties.

PURA allows Oncor to update its transmission rates periodically to reflect changes in invested capital. This "capital tracker" provision encourages investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments.

At December 31, 2013, Oncor's transmission facilities included 6,522 circuit miles of 345kV transmission lines and 9,658 circuit miles of 138kV and 69kV transmission lines. Sixty-seven generation facilities totaling 36,410 MW were directly connected to Oncor's transmission system at December 31, 2013, and 292 transmission stations and 709 distribution substations were served from Oncor's transmission system.

At December 31, 2013, Oncor's transmission facilities had the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345kV	138kV	69kV
Brazos Electric Power Cooperative, Inc.	8	112	23
Rayburn Country Electric Cooperative, Inc.	—	39	6
Lower Colorado River Authority	10	23	2
Texas New Mexico Power	4	9	12
Tex-La Electric Cooperative of Texas, Inc.	—	12	1
American Electric Power Company, Inc. (a)	5	7	11
Texas Municipal Power Agency	7	6	—
Lone Star Transmission	12	—	—
Centerpoint Energy Inc.	8	—	—
Electric Transmission Texas, LLC	6	1	—
Sharyland Utilities, L.P.	—	6	—
Other small systems operating wholly within Texas	6	7	3
___________

(a)	One of the 345kV lines is an asynchronous high-voltage direct current connection with the Southwest Power Pool.

Electricity Distribution — Oncor's electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including electricity delivery, power quality and system reliability. These responsibilities consist of the ownership, management, construction, maintenance and operation of the distribution system within Oncor's certificated service area. Oncor's distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through 3,177 distribution feeders.

The Oncor distribution system included over 3.2 million points of delivery at December 31, 2013. Over the past five years, the number of distribution system points of delivery served by Oncor, excluding lighting sites, grew an average of 1.13% per year. Oncor added approximately 43,700 points of delivery in 2013.

The Oncor distribution system consists of 56,683 miles of overhead primary conductors, 21,621 miles of overhead secondary and street light conductors, 16,169 miles of underground primary conductors and 9,966 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25kV and 12.5kV.

Oncor's distribution revenues from residential and small business users are based on actual monthly consumption (kWh), and, depending on size and annual load factor, revenues from large commercial and industrial users are based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior eleven months.

The PUCT allows Oncor to file, under certain circumstances, up to four rate adjustments between rate reviews to recover distribution-related investments on an interim basis.

Customers — Oncor's transmission customers consist of municipalities, electric cooperatives and other distribution companies. Oncor's distribution customers consist of more than 80 REPs, including TCEH's retail sales operations and certain electric cooperatives in Oncor's certificated service area. Revenues from services provided to TCEH represented 27% of Oncor's total reported consolidated revenues for 2013. Revenues from REP subsidiaries of one nonaffiliated entity, NRG Energy, Inc., collectively represented 15% of Oncor's total reported consolidated revenues for 2013. No other customer represented more than 10% of Oncor's total operating revenues. The consumers of the electricity delivered by Oncor are free to choose their electricity supplier from REPs who compete for their business.

Seasonality — Oncor's revenues and results of operations are subject to seasonality, weather conditions and other electricity usage drivers, with revenues being highest in the summer.

Regulation and Rates — As its operations are wholly within Texas, Oncor is not a public utility as defined in the Federal Power Act and, as a result, it is not subject to general regulation under that Act. However, Oncor is subject to reliability standards adopted and enforced by the TRE and the NERC, including NERC CIP standards, under the Federal Power Act.

The PUCT has original jurisdiction over transmission and distribution rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the PUCT and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, PURA prohibits the collection of any rates or charges by a public utility (as defined by PURA) that does not have the prior approval of the appropriate regulatory authority (i.e., the PUCT or the municipality with original jurisdiction).

At the state level, PURA requires owners or operators of transmission facilities to provide open-access wholesale transmission services to third parties at rates and terms that are nondiscriminatory and comparable to the rates and terms of the utility's own use of its system. The PUCT has adopted rules implementing the state open-access requirements for all utilities that are subject to the PUCT's jurisdiction over transmission services, including Oncor.

Securitization Bonds — Oncor's operations include its wholly owned, bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC. This financing subsidiary was organized for the limited purpose of issuing certain securitization (transition) bonds in 2003 and 2004. Oncor Electric Delivery Transition Bond Company LLC issued $1.3 billion principal amount of transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002. At December 31, 2013, principal amounts of transition bonds outstanding, which mature between 2014 and 2016, totaled $311 million. See Note 9 to Financial Statements for discussion of agreements between TCEH and Oncor regarding payment of interest and incremental taxes related to these bonds that were settled in 2012.

Environmental Regulations and Related Considerations

Water

The TCEQ and the EPA have jurisdiction over water discharges (including storm water) from facilities in Texas. Oncor believes its facilities are presently in material compliance with applicable state and federal requirements relating to discharge of pollutants into water. Oncor believes it holds all required waste water discharge permits from the TCEQ for facilities in operation and has applied for or obtained necessary permits for facilities under construction. Oncor also believes it can satisfy the requirements necessary to obtain any required permits or renewals.

Solid Waste

Treatment, storage and disposal of solid waste and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act. The EPA has issued regulations under the Resource Conservation and Recovery Act of 1976 and the Toxic Substances Control Act, and the TCEQ has issued regulations under the Texas Solid Waste Disposal Act applicable to Oncor's facilities. Oncor is in compliance with all applicable solid waste rules and regulations.

Oil

There are also federal rules pertaining to the Spill Prevention, Control and Countermeasure (SPCC) plans for oil-filled electrical equipment and bulk storage facilities for oil that affect certain of its facilities. Oncor has implemented SPCC plans as required for those substations, work centers and distribution systems and believes it is currently in compliance with these rules.

Environmental Capital Expenditures

Oncor's capital expenditures for environmental matters totaled $14 million in 2013 and are expected to total approximately $13 million in 2014.

Item 1A.	RISK FACTORS

Important factors, in addition to others specifically addressed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," that could have a material impact on EFIH's operations, liquidity, financial results and financial condition, or could cause its actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, are described below. There may be further risks and uncertainties that are not currently known or that are not currently believed to be material that may adversely affect EFIH's performance or financial condition in the future.

Risks Related to Filing under Chapter 11 of the United States Bankruptcy Code

EFIH has filed voluntary petitions for relief under the Bankruptcy Code, and is subject to the risks and uncertainties associated with a bankruptcy case.

EFIH (together with its parent company, EFH Corp., and other direct and indirect subsidiaries of EFH Corp. including EFCH and TCEH but excluding the Oncor Ring-Fenced Entities) has filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. For the duration of the Chapter 11 Cases, EFIH will be subject to various risks, including but not limited to the following:

•	EFIH's ability to develop, consummate, and implement the Restructuring Plan or one or more other plans of reorganization with respect to the Chapter 11 Cases;

•
EFIH's ability to obtain Bankruptcy Court, creditor and regulatory approval of the Restructuring Plan or another plan of reorganization and the effect of alternative proposals, views, and objections of creditor committees, creditors, or other stakeholders, which may make it difficult to develop and consummate the Restructuring Plan or another plan of reorganization in a timely manner;

•	EFIH's ability to obtain Bankruptcy Court approval with respect to its motions in the Chapter 11 Cases and the outcomes of Bankruptcy Court rulings and of the Chapter 11 Cases in general;

•	Risks associated with third party motions in the Chapter 11 Cases, which may interfere with EFIH's ability to formulate and implement the Restructuring Plan or another plan of reorganization;

•	Increased costs related to the Chapter 11 Cases and related litigation;

•	EFIH's ability to maintain or obtain sufficient financing sources to fund the Restructuring Plan or any other reorganization plan and meet future obligations;

•	Potential incremental increase in risks related to distributions from Oncor; and

•	The outcome of potential litigation regarding whether note holders are entitled to make-whole premiums in connection with the treatment of their claims in bankruptcy.

EFIH will also be subject to risks and uncertainties with respect to the actions and decisions of creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with its plans. In addition, the Chapter 11 Cases subject EFIH to risks related to litigation and/or claims asserted by creditors or other stakeholders in the Chapter 11 Cases. These risks and uncertainties could affect EFIH in various ways and may significantly increase the time it has to operate under Chapter 11 bankruptcy protection. Because of the risks and uncertainties associated with Chapter 11 Cases, EFIH cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases may have on its cash flows, financial condition and results of operations.

EFIH's capital structure will likely be significantly altered under any Chapter 11 plan confirmed by the Bankruptcy Court, and there can be no assurances regarding the amount of any distribution holders of claims against, or equity interests in, EFIH ultimately will receive with respect to their claims or equity interests. In addition, EFIH cannot predict the ultimate impact that events occurring during the Chapter 11 Cases may have on its corporate or capital structure. For example, in connection with the Chapter 11 Cases, certain creditors may seek, and receive, Bankruptcy Court approval to sell or otherwise transfer certain of EFH Corp.'s subsidiaries (or their assets), including EFIH, in order to satisfy liabilities owed to such creditors. Any such transfer could result in significant tax liabilities for EFH Corp. and its subsidiaries (including EFIH but excluding the Oncor Ring-Fenced Entities), which could reduce the recovery of creditors.

The duration of the Chapter 11 Cases is difficult to estimate and could be lengthy.

EFIH has received commitments from certain institutions for DIP Facilities to, among other things, provide liquidity and fund operational and restructuring-related expenses during the Chapter 11 Cases and refinance certain prepetition claims. EFIH cannot be certain that the Bankruptcy Court will authorize entry into these IP Facilities and, if EFIH is authorized, the consummation of such facilities will be subject to customary closing conditions. In addition, if the consummation of such facilities occurs, the EFIH Debtors will be subject to various covenants and events of default under the DIP Facilities. If EFIH fails to comply with these covenants or an event of default occurs under the DIP Facilities, EFIH's liquidity or financial condition may be materially impacted.

Operating under Chapter 11 may restrict EFIH's ability to pursue its strategic initiatives.

The terms of the proposed DIP Facilities and the Restructuring Support and Lock-Up Agreement (including related agreements) will limit EFIH's ability to undertake certain business initiatives. These limitations include, among other things, EFIH's ability to:

•	sell assets outside the normal course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of EFIH's assets;

•	grant liens; and

•	finance EFIH's investments or other capital needs or to engage in other business activities that may be in EFIH's interest.

As a result of the Chapter 11 Cases, EFIH's historical financial information may not be indicative of its future financial performance.

EFIH's capital structure will likely be significantly altered under any Chapter 11 plan confirmed by the Bankruptcy Court. Under fresh-start accounting rules that may apply to EFIH upon the effective date of a Chapter 11 plan, EFIH's assets and liabilities would be adjusted to fair value. Accordingly, if fresh-start accounting rules apply, EFIH's financial condition and results of operations following its emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in its historical financial statements.

If EFIH fails to consummate the Restructuring Plan, a non-prearranged proceeding could delay its emergence from bankruptcy.

If EFIH is not able to consummate the Restructuring Plan, it would likely become subject to a “traditional” bankruptcy proceeding, which would be lengthy, costly and highly disruptive, and have a more pronounced adverse effect on its business than the pre-arranged plan contemplated by the Restructuring Plan. A “traditional” bankruptcy proceeding would likely involve contested issues with multiple creditors. A non-prearranged proceeding could also cause critical members of EFIH's senior management team to pursue other opportunities.

The uncertainty surrounding a prolonged restructuring would also have other adverse effects on EFIH. For example, it would also adversely affect:

•	EFIH's ability to raise additional capital;

•	EFIH's liquidity;

•	how EFIH business is viewed by regulators, investors, lenders and credit ratings agencies; and

•	EFIH's enterprise value.

Even if the Restructuring Plan is successful, EFIH will continue to face risks.

The Restructuring Plan is generally designed to reduce the amount of the Debtors' indebtedness and cash interest expense and improve each of their liquidity and financial and operational flexibility in order to generate long-term growth. Even if the Restructuring Plan is approved under the Bankruptcy Code and consummated, EFIH will continue to face a number of risks upon emergence from the bankruptcy proceedings, including certain risks that are beyond its control, such as changes in economic conditions and changes in its industry. As a result of these risks and others, there is no guarantee that the Restructuring Plan will achieve EFIH's stated goals.

The DIP Facilities may be insufficient to fund EFIH's cash requirements through its emergence from bankruptcy.

For the duration of the Chapter 11 Cases, EFIH will be subject to various risks, including but not limited to (i) the inability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations, and (ii) increased legal and other professional costs associated with the Chapter 11 Cases and its reorganization.

EFIH believes that the DIP Facilities, plus cash distributions received from Oncor Holdings, will be sufficient to fund the Debtors' anticipated cash requirements through the pendency of the Chapter 11 Cases. However, if the Effective Date does not occur during the term of the DIP Facilities, EFIH may not be able to obtain sufficient additional financing on acceptable terms or at all.

As a result of the Chapter 11 Cases, net operating losses and other tax attributes are not expected to be available upon emergence from the Chapter 11 Cases.

Certain tax attributes, such as net operating loss carry-forwards and certain tax credits, are expected to be utilized in connection with the Chapter 11 Cases. Under Section 108 of the Internal Revenue Code, tax attributes are reduced to the extent discharge of indebtedness income is excluded from gross income arising from a Chapter 11 case. If any attributes are still available after the application of Section 108, such attributes may be limited or lost in the event EFH Corp. or any of its subsidiaries, including EFIH, experience an ownership change as defined under Section 382 of the Internal Revenue Code. In addition, tax attributes may be utilized in a transaction such as a sale or transfer of assets that could result in a significant tax liability for EFH Corp. and its subsidiaries, including EFIH. As a result of the foregoing rules, any pre-emergence net operating losses and certain tax credits are not expected to be available to EFH Corp. and its subsidiaries, including EFIH, to reduce taxable income for tax periods beginning after emergence from Chapter 11.

Risks Related to EFIH's Structure

EFIH is a holding company and its obligations are structurally subordinated to existing and future liabilities and preferred stock of its subsidiaries.

EFIH's cash flows and ability to meet its obligations are largely dependent upon the earnings of the Oncor Ring-Fenced Entities, and the payment of such earnings to EFIH in the form of dividends or distributions. The Oncor Ring-Fenced Entities are separate and distinct legal entities from EFIH and have no obligation (other than any existing contractual obligations, which may be suspended or altered in the Chapter 11 Cases) to provide EFIH with funds for its payment obligations. Any decision by a subsidiary to provide EFIH with funds for its payment obligations, whether by dividends or distributions, will depend on, among other things, the subsidiary's results of operations, financial condition, cash requirements, contractual restrictions and other factors. In addition, a subsidiary's ability to pay dividends may be limited by covenants in its existing and future debt agreements, applicable law and the Chapter 11 Cases. Further, the distributions that may be paid by Oncor are limited as discussed below.

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

Additionally, the restrictive measures required by the PUCT's Order on Rehearing in Docket No. 34077, include, among other things:

•	Oncor not being restricted from incurring its own debt;

•	Oncor not guaranteeing or pledging any of its assets to secure the debt of any member of the Texas Holdings Group; and

•
restrictions on distributions by Oncor, and the right of the independent members of Oncor's board of directors and the largest non-majority member of Oncor to block the payment of distributions to Oncor Holdings (i.e., such distributions not being available to EFIH under certain circumstances).

Oncor may or may not make any distributions to EFIH.

EFH Corp. and Oncor have implemented certain structural and operational ring-fencing measures, including certain measures required by the PUCT's Order on Rehearing in Docket No. 34077, that were based on principles articulated by rating agencies and commitments made by Texas Holdings and Oncor to the PUCT and the FERC to further enhance Oncor's credit quality. These measures were put in place to mitigate Oncor's credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities.

As part of the ring-fencing measures, a majority of the members of the board of directors of Oncor are required to be, and are, independent from EFH Corp. and EFIH. Any new independent directors of Oncor are required to be appointed by the nominating committee of Oncor Holdings, which is required to be, and is, comprised of a majority of directors that are independent from EFH Corp. and EFIH. The organizational documents of Oncor give these independent directors, acting by majority vote, and, during certain periods, any director designated by Texas Transmission, the express right to prevent distributions from Oncor if they determine that it is in the best interests of Oncor to retain such amounts to meet expected future requirements. The Bankruptcy Filing could result in Oncor limiting or suspending such dividends to EFIH during the pendency of EFIH's Chapter 11 Cases. Accordingly, there can be no assurance that Oncor will make any distributions to EFIH.

In addition, Oncor's organizational documents prohibit Oncor from making any distribution to its owners, including EFIH, so long as and to the extent that such distribution would cause Oncor's regulatory capital structure to exceed the debt-to-equity ratio established from time to time by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. Under the terms of a Federal and State Income Tax Allocation Agreement, Oncor makes tax payments to EFH Corp. (bypassing EFIH) based on its share of an amount calculated to approximate the amount of taxes Oncor would have paid to the IRS if it was a stand-alone taxpayer. However, pursuant to the proposed Oncor TSA Amendment, any payment required to be made to EFH Corp. under the Oncor Tax Sharing Agreement after March 31, 2014, will instead be made to EFIH.

In 2009, the PUCT awarded CREZ construction projects to Oncor. At December 31, 2013, Oncor's cumulative CREZ-related capital expenditures totaled $1.871 billion, including $411 million in 2013 (see discussion in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Significant Activities and Events and Items Influencing Future Performance – Oncor Matters with the PUCT"). With the award, Oncor has incurred additional debt. In addition, Oncor may incur additional debt in connection with other investments in infrastructure or technology. Accordingly, while Oncor is required to maintain a specified debt-to-equity ratio, there can be no assurance that Oncor's equity balance will be sufficient to maintain the required debt-to-equity ratio established from time to time by the PUCT for ratemaking purposes, thereby restricting Oncor from making any distributions to EFIH. In addition, any increase in Oncor's interest expense, including as a result of any adverse action with respect to Oncor's credit ratings as discussed below, may reduce the amounts available to be distributed to EFIH.

Risks Related to EFIH's Investment in Oncor

EFIH is a holding company conducting its operations principally through its subsidiary Oncor (in which it indirectly holds an approximate 80% ownership interest). As such, the risks described below relating to Oncor's business will apply to EFIH. Given the "ring-fencing" measures that have been implemented by EFH Corp. and Oncor described in Note 1 to Financial Statements, EFIH will have limited ability to mitigate any of the risks described below.

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

For example, under the Energy Policy Act of 2005, the FERC can impose penalties (up to $1 million per day per violation) for failure to comply with mandatory electric reliability standards, including standards to protect the power system against potential disruptions from cyber and physical security breaches. In addition, the PUCT may impose penalties on Oncor if it finds that it violated any law, regulation, PUCT order or other rule or requirement. The PUCT has the authority to impose penalties of up to $25,000 per day per violation.

The Texas Legislature meets every two years. The last regular session ended in May 2013. The next regular session is scheduled to commence in January 2015. However, at any time the governor of Texas may convene a special session of the Legislature. During any regular or special session bills may be introduced that, if adopted, could materially affect Oncor's business and its business prospects.

The rates of Oncor's electricity delivery business are subject to regulatory review, and may be reduced below current levels, which could adversely impact Oncor's financial condition and results of operations.

The rates charged by Oncor are regulated by the PUCT and certain cities and are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Oncor's rates are regulated based on an analysis of Oncor's costs and capital structure, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the PUCT will judge all of Oncor's costs to have been prudently incurred, that the PUCT will not reduce the amount of invested capital included in the capital structure that Oncor's rates are based upon, or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of Oncor's costs, including regulatory assets reported in Oncor's balance sheet, and the return on invested capital allowed by the PUCT. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Significant Activities and Events and Items Influencing Future Performance – Oncor Matters with the PUCT" for discussion of recent and pending rate-related filings with the PUCT.

Oncor's Operational Risks

Attacks on Oncor's infrastructure or other events that disrupt or breach its cyber/data or physical security measures could have an adverse impact on its reputation, disrupt business operations and expose it to significant liabilities including penalties for failure to comply with federal, state or local statutes and regulations, which could have a material effect on Oncor's results of operations, liquidity and financial condition.

A breach of cyber/data security measures that impairs Oncor's information technology infrastructure could disrupt normal business operations and affect its ability to control its transmission and distribution assets, access customer information and limit communication with third parties. Recently there have been numerous attacks on government and industry information technology systems that have resulted in material operational, reputation and/or financial costs. While Oncor has controls in place designed to protect its information technology infrastructure and has not had any significant breaches, any loss of confidential or proprietary data through a breach could adversely affect Oncor's reputation, expose it to material legal and regulatory claims, impair its ability to execute on business strategies and/or materially affect its results of operations, liquidity and financial condition.

A physical attack on Oncor's transmission and distribution infrastructure could also interfere with normal business operations and affect its ability to control its transmission and distribution assets. While Oncor has security measures in place designed to protect its transmission and distribution system and has not had any significant security breaches, a physical security breach could adversely affect its reputation, expose Oncor to material regulatory claims and/or materially affect its results of operations, liquidity and financial condition.

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

Oncor participates in industry groups and discussions with regulators to remain current on emerging threats and mitigating techniques. These groups include, but are not limited to: the US Cyber Emergency Response Team, the National Electric Sector Cyber Security Organization, the Department of Homeland Security, the US Nuclear Regulatory Commission and NERC. Oncor also applies the knowledge gained by continuing to invest in technology, processes, security measures and services to detect, mitigate and protect its assets, both physical and cyber. These investments include upgrades to network architecture and physical security measures, regular intrusion detection monitoring and compliance with emerging industry regulation.

Oncor's capital deployment program may not be executed as planned, which could adversely impact Oncor's financial condition and results of operations.

There can be no guarantee that the execution of Oncor's capital deployment program for its electricity delivery facilities will be successful, and there can be no assurance that the capital investments Oncor intends to make in connection with its electricity delivery business will produce the desired reductions in cost and improvements to service and reliability. Furthermore, there can be no guarantee that Oncor's capital investments, including its investments associated with projects to construct CREZ-related transmission lines and facilities and additional voltage support projects will ultimately be recoverable through rates or, if recovered, that they will be recovered on a timely basis. For more information regarding the limitation on recovering the value of investments using rates and the CREZ project, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Significant Activities and Events and Items Influencing Future Performance – Oncor Matters with the PUCT" and "– Key Risks and Challenges."

Market volatility may impact Oncor's business and financial condition in ways that Oncor currently cannot predict.

Because its operations are capital intensive, Oncor expects to rely over the long-term upon access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash-on-hand, operating cash flows or its revolving credit facility. Considering Oncor's construction plans to service its growing customer base and ERCOT needs, it is likely Oncor will incur additional debt. In addition, Oncor may incur additional debt in connection with other investments in infrastructure or technology, such as smart grid systems. Oncor's ability to access the capital or credit markets may be severely restricted at a time when Oncor would like, or need, to access those markets, which could have an impact on Oncor's flexibility to react to changing economic and business conditions. In addition, the cost of debt financing may be materially and adversely impacted by these market conditions. Even if Oncor is able to obtain debt financing, it may be unable to recover in rates some or all of the costs of such debt financing if they exceed its PUCT-approved cost of debt determined in Oncor's most recent rate review or subsequent rate reviews. Accordingly, there can be no assurance that the capital and credit markets will continue to be a reliable or acceptable source of short-term or long-term financing for Oncor. Additionally, disruptions in the capital and credit markets could have a broader impact on the economy in general in ways that could lead to reduced electricity usage, which could have a negative impact on Oncor's revenues, or have an impact on Oncor's customers, counterparties and/or lenders, causing them to fail to meet their obligations to Oncor.

Adverse actions with respect to Oncor's credit ratings could negatively affect Oncor's ability to access capital.

Oncor's access to capital markets and its cost of debt could be directly affected by its credit ratings. Any adverse action with respect to Oncor's credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. Oncor's credit ratings are currently substantially higher than those of EFH Corp. and EFIH. If credit rating agencies were to change their views on Oncor's independence of EFH Corp., Oncor's credit ratings would likely decline. Despite the ring-fencing measures, rating agencies have in the past taken, and could in the future take, an adverse action with respect to Oncor's credit ratings in response to financing and liability management activities by, or restructuring transactions involving EFH Corp. and other members of the Texas Holdings Group. Further, it is unclear how any bankruptcy filing including EFH Corp. and other members of the Texas Holdings Group and related proceedings may effect Oncor's credit ratings. In the event any such adverse action takes place and causes Oncor's borrowing costs to increase, Oncor may not be able to recover such increased costs if they exceed the PUCT-approved cost of debt determined in its most recent rate review or subsequent rate reviews.

Most of Oncor's suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions with Oncor. If its credit ratings decline, the costs to operate Oncor's business could increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with Oncor.

As a transmission operator, Oncor is subject to mandatory reliability standards and periodic audits of its compliance with those standards. Efforts to comply with those standards could subject Oncor to higher operating costs and/or increased capital expenditures, and non-compliance with applicable standards could subject Oncor to penalties that could have a material effect on its business.

The FERC has approved the delegation by NERC of compliance and enforcement authority for reliability in the ERCOT region to the TRE. To maintain compliance with the mandatory reliability standards, Oncor may be subjected to higher operating costs and/or increased capital expenditures. While Oncor expects to recover costs and expenditures from customers through regulated rates, there can be no assurance that the PUCT will approve full recovery of such costs or the timing of any such recovery. In addition, if Oncor were to be found in noncompliance with applicable reliability standards, it could be subject to sanctions, including monetary penalties. Under the Energy Policy Act of 2005, FERC can impose penalties (up to $1 million per day per violation) for failure to comply with reliability standards, which would not be recoverable from customers through regulated rates. Oncor has five registrations with NERC – as a transmission planner, a transmission owner, a transmission operator, a distribution provider and a load serving entity. As a registered entity, Oncor is subject to periodic audits by the TRE of its compliance with reliability standards. These audits will occur as designated by the TRE at a minimum of every three years. Oncor cannot predict the outcome of any such audits.

Oncor's revenues are concentrated in a small number of customers, including TCEH, and any delay or default in payment could adversely affect its cash flows, financial condition and results of operations.

Oncor's revenues from the distribution of electricity are collected from more than 80 REPs, including TXU Energy (a subsidiary of TCEH), that sell the electricity Oncor distributes to consumers. Revenues from services provided to TCEH represented 27% of Oncor's total reported consolidated revenues for the year ended December 31, 2013. Revenues from services provided to REP subsidiaries of a non-affiliated entity, NRG Energy, Inc., collectively represented 15% of Oncor's total reported consolidated revenues for the year ended December 31, 2013. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of TCEH or other REPs could impair the ability of these REPs to pay for Oncor's services or could cause them to delay such payments. Oncor depends on these REPs to timely remit these revenues. Oncor could experience delays or defaults in payment from these REPs, which could adversely affect Oncor's cash flows, financial condition and results of operations. Due to commitments made to the PUCT in connection with the Merger, Oncor will not be allowed to recover bad debt expense, or certain other costs and expenses, from rate payers in the event of a default or bankruptcy by an affiliate REP.

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

•
a deterioration of the credit or bankruptcy of EFH Corp. or EFH Corp.'s other subsidiaries or a reduction in the credit ratings of EFH Corp. or EFH Corp.'s other subsidiaries that is perceived to potentially have an adverse impact on Oncor despite the ring-fencing of the Oncor Ring-Fenced Entities from the Texas Holdings Group;

•	a material breakdown in Oncor's risk management procedures; and

•	the occurrence of changes that restrict Oncor's ability to access its revolving credit facility.

Oncor's primary source of liquidity aside from operating cash flows is its ability to borrow under its revolving credit facility. The revolving credit facility contains a debt-to-capital ratio covenant that effectively limits Oncor's ability to incur indebtedness in the future. At December 31, 2013, Oncor was in compliance with such covenant. The revolving credit facility and the senior notes and debentures issued by Oncor are secured by the Deed of Trust, which permits Oncor to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At December 31, 2013, the available bond credits were approximately $2.176 billion and the amount of future debt Oncor could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $1.173 billion. In connection with the Merger, Oncor committed to the PUCT that it would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At December 31, 2013, Oncor's regulatory capitalization ratio was 58.7% debt and 41.3% equity. Oncor's ability to incur additional long-term debt will be limited by its regulatory capital structure.

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

In 2012, Oncor also entered into an agreement with EFH Corp. to assume primary responsibility for pension benefits of certain participants for whom EFH Corp. bore primary funding responsibility (a closed group of retired and terminated vested plan participants not related to Oncor's regulated utility business). As the Oncor Retirement Plan received an amount of plan assets equal to the liabilities Oncor assumed for those participants, execution of the agreement did not have a material impact on its reported results of operations or financial condition in 2012. However, there can be no guarantee that such assumption will not have an impact on Oncor's results of operations or financial condition in the future.

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

If EFH Corp. was unable to make contributions to the EFH qualified retirement plan (the plan) assets while it is a member of Oncor's controlled group within the meaning of ERISA, Oncor could be liable under ERISA for such contributions as well as any unfunded plan liability that EFH Corp. is unable to pay. As calculated under GAAP, EFH Corp.'s portion of the plan's unfunded liability is $31 million at December 31, 2013. In February 2014, a cash contribution totaling $84 million was made related to the plan, of which $64 million was contributed by Oncor, which resulted in the plan being fully funded as calculated under the provisions of ERISA. As a result of the Bankruptcy Filing, participants in the plan who choose to retire would not be eligible for the lump sum payout option under the plan unless the plan is fully funded. EFH Corp. expects an additional cash contribution in 2014 related to the plan totaling $19 million, to be funded by Oncor, in order to maintain the fully funded status. Additional funding of the plan assets is expected to total approximately $16 million in the 2015 to 2018 period, all of which is expected to be funded by EFH Corp. Oncor's share of funding of the plan assets relates to obligations it assumed with respect to employees of EFH Corp.'s electric utility business at the time of the deregulation of the Texas electricity market in 2002. PURA allows for Oncor's recovery of these costs, and as a result, in 2005 Oncor entered into an agreement with TCEH to assume these costs.

Oncor's ring-fencing measures may not work as planned and a Bankruptcy Court may nevertheless subject Oncor to the claims of Texas Holdings Group entity creditors.

In 2007, EFH Corp. and Oncor implemented certain structural and operational "ring-fencing" measures, including certain measures required by the PUCT's Order on Rehearing in Docket No. 34077, that were based on principles articulated by rating agencies and commitments made by Texas Holdings and Oncor to the PUCT and the FERC to further enhance Oncor's credit quality. These measures are intended to minimize the risk that a court would order any of the Oncor Ring-Fenced Entities’ assets and liabilities to be substantively consolidated with those of any member of the Texas Holdings Group in the event any such member were to become a debtor in a bankruptcy case. Substantive consolidation is an equitable remedy in bankruptcy that results in the pooling of the assets and liabilities of the debtor and one or more of its affiliates solely for purposes of the bankruptcy case, including for purposes of distributions to creditors and voting on and treatment under a reorganization plan. Bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict. To the extent a bankruptcy court were to determine that substantive consolidation was appropriate under the facts and circumstances, then the assets and liabilities of any Oncor Ring-Fenced Entity that were subject to the substantive consolidation order would be available to help satisfy the debt or contractual obligations of the Texas Holdings Group entity that was a debtor in bankruptcy and subject to the same substantive consolidation order. If any Oncor Ring-Fenced Entity were included in such a substantive consolidation order, the secured creditors of Oncor would retain their liens and priority with respect to Oncor's assets.

There can be no assurance that the Bankruptcy Court will not order an Oncor Ring-Fenced Entity's assets and liabilities to be substantively consolidated with those of the Debtors or that the Chapter 11 Cases will not result in a disruption of services Oncor receives from, or jointly with, its affiliates. See Note 1 to Financial Statements for additional information on ring-fencing measures.

Oncor's rights under certain agreements with EFH Corp. and other members of the Texas Holdings Group could be adversely affected in connection with a bankruptcy proceeding involving those entities.

Oncor is party to various contracts and unexpired leases with EFH Corp. and other members of the Texas Holdings Group. The US Bankruptcy Code permits a debtor in bankruptcy to assume (accept) or reject contracts and unexpired leases. If members of the Texas Holdings Group were to become debtors in a bankruptcy case and determined to reject some or all of their contracts and unexpired leases with Oncor in connection with that bankruptcy case, Oncor's results of operations and financial condition could be adversely affected, particularly if Oncor is an unsecured creditor with respect to pre-petition amounts owed to Oncor under such contracts.

Goodwill that Oncor has recorded in connection with the Merger is subject to at least annual impairment evaluations, and as a result, Oncor could be required to write off some or all of this goodwill, which may cause adverse impacts on Oncor's financial condition and results of operations.

In accordance with accounting standards, recorded goodwill is not amortized but is tested annually or, if certain conditions exist, more frequently for impairment. Any reduction in or impairment of the value of goodwill will result in a charge against earnings, which could cause a material adverse impact on Oncor's reported results of operations and financial condition.

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

Changes in technology or increased electricity conservation efforts may reduce the value of Oncor's electricity delivery facilities and may significantly impact Oncor's business in other ways as well.

Technological advances have improved and are likely to continue to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines, photovoltaic (solar) cells and concentrated solar thermal devices. Such technological advances have reduced, and are expected to continue to reduce, the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with traditional generation plants. Changes in technology have altered, and are expected to continue to alter, the channels through which retail customers buy electricity (i.e. self-generation facilities). To the extent self-generation facilities become a more cost-effective option for ERCOT customers, Oncor's revenues could be materially reduced.

Technological advances in demand-side management and increased conservation efforts have resulted, and are expected to continue to result, in a decrease in electricity demand. A significant decrease in electricity demand in ERCOT as a result of such efforts would significantly reduce the value of Oncor's electricity delivery facilities. Certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption. Effective energy conservation by Oncor's customers could result in reduced energy demand or significantly slow the growth in demand. Such reduction in demand could materially reduce Oncor's revenues. Furthermore, Oncor may incur increased capital expenditures if it is required to increase investment in conservation measures.

Oncor is dependent upon a limited number of suppliers and service providers for certain of its operations. If any of these suppliers or service providers failed or became unable to perform on their agreements with Oncor, it could disrupt Oncor's business and have an adverse effect on Oncor's cash flows, financial condition and results of operations.

Oncor relies on suppliers and service providers to provide it with certain specialized materials and services, including materials and services for power line maintenance, repair and construction, its advanced metering system, information technology and customer operations. The financial condition of Oncor's suppliers and service providers may be adversely affected by general economic conditions, such as credit risk and the turbulent macroeconomic environment in recent years. Because many of the tasks of these suppliers and service providers require specialized electric industry knowledge and equipment, if any of these parties fail to perform, go out of business or otherwise become unable to perform, Oncor may not be able to transition to substitute suppliers or service providers in a timely manner. This could delay Oncor's construction and improvement projects, increase its costs and disrupt its operations, which could negatively impact its business and reputation. In addition, Oncor could be subject to fines or penalties in the event a delay resulted in a violation of a PUCT or other regulatory order.

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

From time to time, EFIH may be involved in various legal and administrative proceedings in the normal course of business, the ultimate resolutions of which, in the opinion of management, should not have a material effect on its results of operations, liquidity or financial condition.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED EQUITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable. EFIH's outstanding membership interest is held by EFH Corp.

See Note 8 to Financial Statements for a description of cash distributions EFIH paid to EFH Corp. and the restrictions on EFIH's ability to pay such distributions.

Item 6.	SELECTED FINANCIAL DATA

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
SELECTED CONSOLIDATED FINANCIAL DATA
(millions of dollars, except ratios)

	At December 31,
	2013	2012 (c)	2011	2010	2009
Total assets	$6,252	$7,023	$9,517	$8,547	$5,577
Capitalization
Debt (a)	$7,877	$6,954	$3,436	$3,172	$2,513
Membership interests	(1,822)	(179)	5,805	5,193	3,010
Total	$6,055	$6,775	$9,241	$8,365	$5,523
Capitalization ratios
Debt (a)	130.1%	102.6%	37.2%	37.9%	45.5%
Membership interests	(30.1)%	(2.6)%	62.8%	62.1%	54.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

	Year Ended December 31,
	2013	2012 (c)	2011	2010	2009
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	$(606)	$72	$204	$(106)	$(275)
Equity in earnings of unconsolidated subsidiary (net of tax)	$335	$270	$286	$277	$256
Net income (loss)	$(102)	$315	$417	$213	$74
Ratio of earnings to fixed charges (b)	—	1.42	1.92	1.20	—
____________

(a)	Includes push down of certain EFH Corp. (parent) debt due to EFIH's guarantee of the debt (see Note 6 to Financial Statements).

(b)	Fixed charges exceeded earnings by $393 million and $59 million for years ended December 31, 2013 and December 31, 2009, respectively.

(c)	See Note 8 to Financial Statements for discussion of the reclassification to membership interests in December 2012 of the EFH Corp. and TCEH debt EFIH held as an investment.

See Notes to Financial Statements.

Quarterly Information (Unaudited)

Results of operations by quarter are summarized below. In EFIH's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made. Quarterly results are not necessarily indicative of a full year's operations because of seasonal and other factors. All amounts are in millions of dollars and may not add to full year amounts due to rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013:
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary (a)	$100	$(190)	$(196)	$(320)
Equity in earnings of unconsolidated subsidiary (net of tax)	$67	$74	$114	$80
Net income (loss) (a)	$131	$(49)	$(14)	$(170)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012:
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary (b)	$46	$33	$15	$(20)
Equity in earnings of unconsolidated subsidiary (net of tax)	$57	$83	$109	$20
Net income (b)	$86	$104	$118	$7
____________

(a)	In the fourth quarter 2013, EFIH fully reserved the $110 million income tax receivable from EFH Corp. See Note 5 to Financial Statements.

(b)
See Note 8 to Financial Statements for discussion of the reclassification to membership interests in December 2012 of the EFH Corp. and TCEH debt EFIH held as an investment, which resulted in related interest income being accounted for as an increase in membership interests.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of EFIH's financial condition and results of operations for the years ended December 31, 2013, 2012 and 2011 should be read in conjunction with Selected Consolidated Financial Data and its audited consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFIH, a direct, wholly owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company whose wholly owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell electricity to residential, business and other consumers in the north-central, eastern and western parts of Texas. Revenues from services provided to TCEH represented 27% and 29% of Oncor's total reported consolidated revenues for the years ended December 31, 2013 and 2012, respectively. EFIH has no reportable business segments. See Notes 1 and 3 to Financial Statements for a discussion of the reporting of EFIH's investment in Oncor Holdings as an equity method investment and a description of the ring-fencing measures implemented with respect to Oncor Holdings and Oncor. These measures were put in place to further enhance Oncor's credit quality and mitigate Oncor's and Oncor Holdings' exposure to the Texas Holdings Group with the intent to minimize the risk that a court would order any of the assets and liabilities of the Oncor Ring-Fenced Entities to be substantively consolidated with those of any member of the Texas Holdings Group in the event any such member were to become a debtor in a bankruptcy case. EFIH believes, as several major credit rating agencies have acknowledged, that the likelihood of such substantive consolidation of the Oncor Ring-Fenced Entities' assets and liabilities is remote in consideration of the ring-fencing measures and applicable law.

Significant Activities and Events and Items Influencing Future Performance

Filing under Chapter 11 of the United States Bankruptcy Code — On April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, (the Debtors) filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). During the pendency of the Bankruptcy Filing (the Chapter 11 Cases), the Debtors will operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. EFH Corp. intends to conduct its business operations in the normal course and maintain its focus on achieving excellence in customer service and meeting the needs of electricity consumers in Texas.

The Bankruptcy Filing resulted primarily from the adverse effects on EFH Corp.'s competitive businesses of lower wholesale electricity prices in ERCOT driven by the sustained decline in natural gas prices since mid-2008. Further, the remaining natural gas hedges that TCEH entered into when forward market prices of natural gas were significantly higher than current prices mature in 2014. These market conditions challenged the profitability and operating cash flows of EFH Corp.'s competitive businesses and resulted in the inability to support their significant interest payments and debt maturities, including the remaining debt obligations due in 2014, and to refinance and/or extend the maturities of their outstanding debt.

EFIH's sources of liquidity include interest on holdings of EFH Corp. and TCEH debt securities as well as loans/advances from EFH Corp. In consideration of the liquidity matters of EFH Corp.'s competitive operations and the resulting uncertainty of EFIH's ability to meet interest payments as they become due in the near term, there arose substantial doubt as to EFIH's ability to continue as a going concern without a restructuring of its debt.

In consideration of the liquidity matters discussed above, the report of EFIH's independent registered public accounting firm that accompanies its audited consolidated financial statements for the year ended December 31, 2013 included in this annual report contains an explanatory paragraph regarding the substantial doubt about EFIH's ability to continue as a going concern. The Bankruptcy Filing also constituted a default of EFIH's debt.

In 2013, EFH Corp. began to engage in discussions with certain creditors, including EFIH creditors, with respect to proposed changes to its capital structure, including the possibility of a consensual, prepackaged restructuring transaction. Because of the recent constructive nature of these discussions, TCEH elected not to make interest payments due in April 2014 totaling $123 million on certain debt obligations. Under the terms of the debt obligations that apply to the substantial majority of the missed interest payments, the lenders had the right to accelerate the payment of the debt if TCEH had not cured the default after an applicable grace period. In consideration of the additional time required to evaluate the effects of events related to the creditor discussions, including potential changes to EFH Corp.'s capital structure, on the financial statements and disclosures included in EFH Corp.'s, EFCH's and EFIH's Annual Reports on Form 10-K for the year ended December 31, 2013, the companies did not file their Annual Reports on Form 10-K for the year ended December 31, 2013 with the SEC by April 15, 2014, the date when the reports were required to be filed (including an allowed extension), and instead filed those Annual Reports on April 30, 2014. In anticipation of the Bankruptcy Filing, on April 29, 2014, the Debtors entered into a Restructuring Support and Lock-Up Agreement (the Restructuring Support and Lock-Up Agreement) with various stakeholders in order to effect an agreed upon restructuring of the Debtors through a pre-arranged Chapter 11 plan of reorganization (the Restructuring Plan).

Restructuring Support and Lock-Up Agreement

General

In anticipation of the Bankruptcy Filing, on April 29, 2014, the Debtors, Texas Holdings and its general partner Texas Energy Future Capital Holdings LLC (TEF and, together with Texas Holdings, the Consenting Interest Holders) and the Consenting Creditors entered into the Restructuring Support and Lock-Up Agreement in order to effect an agreed upon restructuring of the Debtors through the Restructuring Plan.

Pursuant to the Restructuring Support and Lock-Up Agreement, the Consenting Interest Holders and Consenting Creditors agreed, subject to the terms and conditions contained in the Restructuring Support and Lock-Up Agreement, to support the Debtors’ proposed financial restructuring (the Restructuring Transactions), and further agreed to limit certain transfers of any ownership (including any beneficial ownership) in the equity interests of or claims held against the Debtors, including any such interests or claims acquired after executing the Restructuring Support and Lock-Up Agreement.

Material Restructuring Terms

The Restructuring Support and Lock-Up Agreement along with the accompanying term sheet sets forth the material terms of the Restructuring Transactions pursuant to which, in general:

TCEH First Lien Secured Claims

As a result of the Restructuring Transactions, holders of TCEH first lien secured claims will receive, among other things, their pro rata share of (i) 100% of the equity of TCEH consummated through a tax-free spin (in accordance with the Private Letter Ruling described below) in connection with TCEH's emergence from bankruptcy (Reorganized TCEH) and (ii) all of the net cash from the proceeds of the issuance of new long-term secured debt of Reorganized TCEH.

TCEH Unsecured Claims

As a result of the Restructuring Transactions, holders of general unsecured claims against EFCH, TCEH and its subsidiaries (including TCEH first lien deficiency claims, TCEH second lien claims and TCEH unsecured note claims) will receive their pro rata share of the unencumbered assets of TCEH.

EFIH First Lien Settlement

Certain holders of EFIH 6.875% Notes and EFIH 10% Notes (such holders, the EFIH First Lien Note Parties) have agreed to voluntary settlements with respect to EFIH's and EFIH Finance's obligations under the EFIH First Lien Notes held by the EFIH First Lien Note Parties. Under the terms of the settlement, each EFIH First Lien Note Party has agreed to accept as payment in full of any claims arising out of its EFIH First Lien Notes an amount of loans under the EFIH First Lien DIP Facility (as discussed in Note 6 to Financial Statements) equal to the greater of (a) 105% of the principal amount on the EFIH First Lien Notes plus 101% of the accrued and unpaid interest at the non-default rate on such principal (which amount will be deemed to include the original issue discount) and (b) 104% of the principal amount of, plus accrued and unpaid interest at the non-default rate on, the EFIH First Lien Notes, in each case held by such EFIH First Lien Note Party. In addition, in the case of (b) above, each EFIH First Lien Note Party will be entitled to original issue discount paid in accordance with the EFIH First Lien Facility. No EFIH First Lien Note Party will receive any other fees, including commitment fees, paid in respect of the EFIH First Lien DIP Facility (such settlement, the EFIH First Lien Settlement).

During the early portion of the Chapter 11 Cases, EFIH expects to:

•
solicit agreement to, and participation in, the EFIH First Lien Settlement from holders of the remaining outstanding EFIH First Lien Notes, other than the EFIH First Lien Note Parties (the EFIH First Lien Settlement Solicitation), and

•
initiate litigation to obtain entry of an order from the Bankruptcy Court disallowing the claims of holders of EFIH First Lien Notes not a party to the EFIH First Lien Settlement (Non-Settling EFIH First Lien Note Holders) derived from or based upon make-whole or other similar payment provisions under the EFIH First Lien Notes.

Following the completion of the EFIH First Lien Settlement Solicitation, Non-Settling EFIH First Lien Note Holders will receive their pro rata share of cash from the proceeds of the EFIH First Lien DIP Facility in an amount equal to the principal plus accrued and unpaid interest through the closing of the EFIH First Lien DIP Facility, at the non-default rate of such holder's claim (not including any premiums, fees, or claims relating to the repayment of the EFIH First Lien Notes).

EFIH Second Lien Settlement

Certain holders of EFIH 11% Notes and EFIH 11.75% Notes (such holders, the EFIH Second Lien Note Parties) have agreed to voluntary settlements with respect to EFIH's and EFIH Finance's obligations under the EFIH Second Lien Notes held by the EFIH Second Lien Note Parties. Under the terms of the settlement, each EFIH Second Lien Note Party has agreed to accept as payment in full of any claims arising out of its EFIH Second Lien Notes, its pro rata share of an amount in cash equal to (i) 100% of the principal of, plus accrued but unpaid interest at the non-default rate on, EFIH Second Lien Notes held by such EFIH Second Lien Party plus (ii) 50% of the aggregate amount of any claim derived from or based upon make-whole or other similar provisions under the EFIH 11% Notes or EFIH 11.75% Notes (such settlement, the EFIH Second Lien Settlement).

As part of the EFIH Second Lien Settlement, a significant EFIH Second Lien Note Party, but not other EFIH Second Lien Note Parties, will have the right to receive up to $500 million of its payment under the EFIH Second Lien Settlement in the form of loans under the EFIH First Lien DIP Facility. In addition, such EFIH Second Lien Note Party will be entitled to its pro rata share of interest and original issue discount paid in respect of the EFIH First Lien DIP Facility and a 1.75% commitment fee.

During the early portion of the Chapter 11 Cases, EFIH expects to:

•
solicit agreement to, and participation in, the EFIH Second Lien Settlement from holders of the remaining outstanding EFIH Second Lien Notes, other than the EFIH Second Lien Note Parties (the EFIH Second Lien Settlement Solicitation), and

•
initiate litigation to obtain entry of an order from the Bankruptcy Court disallowing the claims of holders of EFIH Second Lien Notes not a party to the EFIH Second Lien Settlement (Non-Settling EFIH Second Lien Note Holders) derived from or based upon make-whole or other similar payment provisions under the EFIH Second Lien Notes.

Following the completion of the EFIH Second Lien Settlement Solicitation, Non-Settling EFIH Second Lien Note Holders will receive their pro rata share of cash from the proceeds of the EFIH Second Lien DIP Facility (as described below) in an amount equal to the principal plus accrued and unpaid interest through the closing of the EFIH Second Lien DIP Facility, at the non-default rate of such holder’s claim (not including any premiums, fees, or claims relating to the repayment of the EFIH Second Lien Notes).

EFIH Second Lien DIP Notes Offering

During the early portion of the Chapter 11 Cases, EFIH and EFIH Finance expect to offer (the EFIH Second Lien DIP Notes Offering) to all holders as of a specified record date of EFIH Unsecured Notes the right to purchase up to its pro rata percentage of $1.73 billion aggregate principal amount of 8% Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche A-1 Notes due 2016 (EFIH Second Lien DIP Tranche A-1 Notes). Concurrently with the EFIH Second Lien DIP Notes Offering, EFIH and EFIH Finance will also offer (the concurrent offering) to a significant EFIH Second Lien Note Party the right to purchase up to $170 million aggregate principal amount of 8% Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche A-3 Notes due 2016 (EFIH Second Lien DIP Tranche A-3 Notes). If such significant EFIH Second Lien Note Party elects to participate in the offering, EFIH will pay such party $11.3 million. To the extent the Backstop Parties are required to purchase any notes in the offering pursuant to the terms of the Commitment Letter (as described below), such notes will be 8% Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche A-2 Notes due 2016 (EFIH Second Lien DIP Tranche A-2 Notes). The EFIH Second Lien DIP Tranche A-1 Notes, the EFIH Second Lien DIP Tranche A-2 Notes and the EFIH Second Lien DIP Tranche A-3 Notes are expected to have the same terms and conditions (other than (i) the ability to trade as a single tranche, (ii) the EFIH Second Lien Tranche A-1 Notes will trade together with the corresponding EFIH Unsecured Notes and (iii) the EFIH Second Lien Tranche A-2 Notes and EFIH Second Lien Tranche A-3 Notes will not trade together with any other notes).

Backstop Commitment

In connection with the execution of the Restructuring Support and Lock-Up Agreement, certain holders of the EFIH Unsecured Notes (the Backstop Parties) have entered into a commitment letter with EFH Corp. and EFIH, dated April 29, 2014 (the Commitment Letter), pursuant to which such holders have committed, severally and not jointly, up to $2.0 billion in available funds (the Backstop Commitment) to purchase EFIH Second Lien DIP Notes. Any EFIH Second Lien DIP Notes not sold in the EFIH Second Lien DIP Notes Offering and the concurrent offering (unpurchased notes) will be purchased by the Backstop Parties, pro rata in proportion to their respective share of the Backstop Commitment. If any Backstop Party fails to satisfy its obligation to purchase its pro rata share of the unpurchased notes, the other Backstop Parties would have the right, but not the obligation, to purchase such unpurchased notes. The obligations under the Commitment Letter are not subject to the approval of the Oncor TSA Amendment (as described below) by the Bankruptcy Court.

Under the Commitment Letter and in consideration of the Backstop Commitment, EFIH agreed to pay the Backstop Parties a commitment fee consisting of (i) a $10 million execution fee that was paid to the Backstop Parties concurrently with the execution of the Commitment Letter, (ii) a $10 million approval fee to be paid within five days of the issuance of an order by the Bankruptcy Court authorizing the EFIH First Lien Settlement, the EFIH Second Lien Settlement, and the performance by EFH Corp. and EFIH under the Commitment Letter, (iii) a $20 million funding fee to be paid concurrently with the consummation of the EFIH Second Lien DIP Notes Offering to holders of EFIH Unsecured Notes and the concurrent offering and (iv) a fee equal to $100 million payable in the form of Non-Interest Bearing Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche B Notes due 2016 (EFIH Second Lien DIP Tranche B Notes and, together with the EFIH Second Lien DIP Tranche A-1 Notes, the EFIH Second Lien DIP Tranche A-2 Notes and the EFIH Second Lien DIP Tranche A-3 Notes, the EFIH Second Lien DIP Notes) to be paid concurrently with the consummation of the EFIH Second Lien DIP Notes Offering to holders of EFIH Unsecured Notes and the concurrent offering. Other than with respect to the requirement not to pay interest and related mechanics and not trading together with any other debt, the EFIH Second Lien DIP Tranche B Notes are expected to have the same terms and conditions as the EFIH Second Lien DIP Tranche A-1 Notes, the EFIH Second Lien DIP Tranche A-2 Notes and the EFIH Second Lien DIP Tranche A-3 Notes.

In the event the EFIH Second Lien DIP Notes are repaid in cash prior to the effective date of the plan of reorganization (Effective Date), EFIH agreed to pay the Backstop Parties a termination fee of $380 million. In addition, if the EFIH Second Lien DIP Notes Offering is not consummated at the option of EFIH, EFIH agreed to pay the Backstop Parties a break-up fee of $60 million.

EFIH Unsecured Claims and EFH Corp. Unsecured Claims

On the Effective Date, all of the EFIH Unsecured Notes and EFH Corp. Unsecured Notes will be canceled. In full satisfaction of the claims under the EFIH Unsecured Notes and the EFH Corp. Unsecured Notes, (i) each holder of EFIH Unsecured Notes will receive its pro rata share of 98.0% of the equity interests of newly reorganized EFH Corp. (Reorganized EFH Corp.) (subject to dilution by the Equity Conversion as described below) and (ii) each holder of EFH Corp. Unsecured Notes will receive its pro rata share of 1.0% of the equity interests of Reorganized EFH Corp. (subject to dilution by the Equity Conversion).

Holders of the EFH Corp. Unsecured Notes will also receive on the Effective Date their pro rata share of either (A) if the Oncor TSA Amendment (described below) has then been approved, (1) $55 million in cash from EFIH, provided, however, that if the Oncor tax payments received by EFIH under the Oncor TSA Amendment through the Effective Date are less than 80% of projected amounts, the $55 million payment will be reduced on a dollar for dollar basis by the amount of such shortfall, and (2) cash on hand at EFH Corp. (not including the settlement payment in clause (1) hereof); or (B) if the Oncor TSA Amendment has not then been approved, all assets of EFH Corp., including cash on hand but excluding the equity interests in EFIH.

EFH Corp. Equity Interests

On the Effective Date, all of the equity interests in EFH Corp. (EFH Corp. Interests) will be canceled. In full satisfaction of the claims under the EFH Corp. Interests, each holder of EFH Corp. Interests will receive its pro rata share of 1.0% of the equity interests of Reorganized EFH Corp. (subject to dilution by the Equity Conversion).

Equity Conversion

On the Effective Date, the EFIH Second Lien DIP Notes will automatically convert (Equity Conversion) on a pro rata basis into approximately 64% of the equity interests of Reorganized EFH Corp.

Oncor TSA Amendment

The Restructuring Support and Lock-Up Agreement provides that the Debtors will request authority from the Bankruptcy Court to amend, or otherwise assign the right to payments under, the Oncor Tax Sharing Agreement (the Oncor TSA Amendment) to provide that any payment required to be made to EFH Corp. under the Oncor Tax Sharing Agreement after March 31, 2014, will instead be made to EFIH. Any tax payments received by EFH Corp. before the Bankruptcy Court enters or denies an order authorizing the Oncor TSA Amendment will be deposited by EFH Corp. into a segregated account until the earlier of (i) the date the Bankruptcy Court enters the order authorizing the Oncor TSA Amendment, in which case such amounts will be remitted to EFIH, or (ii) the date the Bankruptcy Court denies authorization of the Oncor TSA Amendment, in which case such amounts will be remitted to EFH Corp.

The Oncor TSA Amendment will automatically terminate and be of no further force and effect in the event that the Commitment Letter is terminated by the Backstop Parties; provided, however, that any amounts that were paid to EFIH in accordance with the Oncor TSA Amendment before its termination will be retained by EFIH if the Commitment Letter terminates or the EFIH Second Lien DIP Facility is not fully funded in accordance with its terms (i.e., except as a result of a breach by the Backstop Parties). Neither EFH Corp. nor EFIH will have the right to terminate or modify the Oncor TSA Amendment during the Chapter 11 Cases if the EFIH Second Lien DIP Facility is consummated.

If the Bankruptcy Court has not approved the Oncor TSA Amendment within 90 days after the Petition Date, the interest rate on the EFIH Second Lien DIP Tranche A-1 Notes, EFIH Second Lien DIP Tranche A-2 Notes and EFIH Second Lien DIP Tranche A-3 Notes will increase by 4.0% with such additional interest to be paid-in-kind (compounded quarterly) until such approval is received from the Bankruptcy Court. If the Bankruptcy Court has not approved the Oncor TSA Amendment by May 1, 2015, each holder of EFIH Second Lien DIP Notes will receive additional EFIH Second Lien DIP Notes equal to 10.0% of the amount of EFIH Second Lien DIP Notes held by such holder.

Private Letter Ruling

The Restructuring Support and Lock-Up Agreement provides that EFH Corp. will file a request with the IRS for a private letter ruling (Private Letter Ruling) that, among other things, will provide (a) that (i) the transfer by TCEH of all of its assets and its ordinary course operating liabilities to Reorganized TCEH, (ii) the transfer by the Debtors to Reorganized TCEH of certain operating assets and liabilities that are reasonably necessary to the operation of Reorganized TCEH and (iii) the distribution by TCEH of (A) the equity it holds in Reorganized TCEH and (B) the cash proceeds TCEH receives from Reorganized TCEH to the holders of TCEH First Lien Claims will qualify as a "reorganization" within the meaning of Sections 368(a)(1)(G) , 355 and 356 of the Code and (b) for certain other rulings under Sections 368(a)(1)(G) and 355 of the Code.

Conditions Precedent to Restructuring Transactions

The Restructuring Support and Lock-Up Agreement provides that the consummation of the Restructuring Transactions is subject to the satisfaction or waiver (if applicable) of various conditions, including, among other things:

•	the consummation of the debtor-in-possession financing transactions and settlements described above;

•	holders of certain EFH Unsecured Notes shall have received not less than 37.15% in value for their respective claims under the plan of reorganization;

•
immediately following the distribution by TCEH described above under the heading "Private Letter Ruling", the aggregate tax basis, for federal income tax purposes, of the assets held by Reorganized TCEH will be equal to a specified minimum amount of aggregate tax basis, and the step-up in aggregate tax basis will be no less than $2.1 billion;

•	the receipt of requisite regulatory approvals;

•	the receipt of the Private Letter Ruling, and

•	the receipt of requisite orders from the Bankruptcy Court.

Termination

The Restructuring Support and Lock-Up Agreement may be terminated upon the occurrence and continuation of certain events described in the Restructuring Support and Lock-Up Agreement.

Operation and Implications of the Chapter 11 Cases — Subject to certain exceptions, under the Bankruptcy Code, the Bankruptcy Filing automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Accordingly, although the Bankruptcy Filing triggered defaults on the Debtors' debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all of the Debtors' prepetition liabilities are subject to settlement under the Bankruptcy Code.

Following the Petition Date, the Debtors intend to seek approval from the Bankruptcy Court to pay or otherwise honor certain prepetition obligations generally designed to stabilize their operations. These obligations relate to certain employee wages and benefits, taxes, certain customer programs and certain obligations to vendors and hedging and trading counterparties. The Debtors intend to continue paying claims arising after the Petition Date in the ordinary course of business.

The Debtors have retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise them in connection with the Chapter 11 Cases and certain other professionals to provide services and advice in the ordinary course of business. From time to time, the Debtors may seek Bankruptcy Court approval to retain additional professionals. The Debtors have incurred and expect to continue to incur significant costs associated with the Chapter 11 Cases and our reorganization, but we cannot accurately predict the effect the Chapter 11 Cases will have on our liquidity, operations, financial position and results of operations.

The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. EFIH's ability to continue as a going concern is contingent upon its ability to comply with the financial and other covenants contained in the debtor-in-possession financing (DIP Facilities, described below), the Bankruptcy Court's approval of the Restructuring Plan or another Chapter 11 plan and its ability to successfully implement the Restructuring Plan or another Chapter 11 plan and obtain new financing, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facilities), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the Restructuring Plan or another Chapter 11 plan could materially change the amounts and classifications of assets and liabilities reported in EFIH's consolidated financial statements.

Financing During the Chapter 11 Cases — As discussed in Note 6 to Financial Statements, EFIH intends to file motions with the Bankruptcy Court for approval of the EFIH DIP Facilities. The EFIH First Lien DIP Facility provides for $5.4 billion in senior secured, super-priority financing. The EFIH Second Lien DIP Facility provides for $1.9 billion in secured, super-priority financing.

Chapter 11 Plan — A Chapter 11 plan (including the Restructuring Plan) determines the rights and satisfaction of claims of various creditors and security holders and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the Chapter 11 plan is confirmed. The Debtors currently expect that any proposed Chapter 11 plan (including the Restructuring Plan) will provide, among other things, mechanisms for settlement of claims against the Debtors' estates, treatment of EFH Corp.'s existing equity holders and the Debtors' respective existing debt holders, potential income tax liabilities and certain corporate governance and administrative matters pertaining to a reorganized EFH Corp. and EFIH. Any proposed Chapter 11 plan will (and the Restructuring Plan may) be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Debtors' creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure approval for the Restructuring Plan or any other Chapter 11 plan from the Bankruptcy Court or that any Chapter 11 plan will be accepted by the Debtors' creditors.

In order for the Debtors to emerge successfully from the Chapter 11 Cases as reorganized companies, they must obtain approval from the Bankruptcy Court and certain of their respective creditors for a Chapter 11 plan, which will enable each of the Debtors to transition from the Chapter 11 Cases into reorganized companies conducting ordinary course operations outside of bankruptcy. In connection with an exit from bankruptcy, EFIH will require a new credit facility, or "exit financing." EFIH's ability to obtain such approval, and EFIH's ability to obtain such financing will depend on, among other things, the timing and outcome of various ongoing matters in the Chapter 11 Cases.

Regulatory Requirements Related to the Bankruptcy Filing — Pursuant to the Bankruptcy Code, the Debtors intend to comply with all applicable regulatory requirements, including all requirements related to environmental and safety law compliance, during the pendency of the Chapter 11 Cases. In addition, the Debtors will seek all necessary and appropriate regulatory approvals necessary to consummate any transactions proposed in the Chapter 11 plan. Moreover, to the extent the Debtors either maintain insurance policies or self-insure their regulatory compliance obligations, the Debtors intend to continue such insurance policies or self-insurance in the ordinary course of business.

Credit Risk Exposure to EFH Corp. and its Subsidiaries — As a result of the Bankruptcy Filing, Oncor has credit risk exposure to trade accounts receivable from TCEH, which relate to delivery services provided by Oncor to TCEH's retail operations. At March 31, 2014, these accounts receivable totaled $124 million, including $42 million in unbilled amounts. The accounts receivable are secured by $6 million in letters of credit posted by TCEH. Amounts due for ongoing delivery services are billed by Oncor monthly and are due within 35 days of the billing date. Oncor has additional credit risk exposure to EFH Corp. and certain of its subsidiaries totaling approximately $20 million at March 31, 2014, including an $18 million federal income tax receivable from EFH Corp. under the Federal and State Income Tax Allocation Agreement. Additional income tax receivable amounts may arise in the normal course under that agreement.

Because Oncor would not seek regulatory rate recovery for such credit losses, Oncor's earnings could be reduced by the amount (after-tax) of any nonpayment by TCEH's retail operations of amounts owed to Oncor.

Further, EFIH had current income tax receivables arising under the Federal and State Income Tax Allocation Agreement from EFH Corp. which totaled $110 million and $77 million at December 31, 2013 and March 31, 2014, respectively. Because of the significant uncertainty regarding the ultimate settlement of these amounts, in the fourth quarter 2013 and the first quarter 2014 the income tax receivables were fully reserved, resulting in charges of $110 million and $77 million, respectively, reported in other deductions.

Debt Restructuring/Liability Management Activities — In October 2009, EFH Corp. and its subsidiaries (excluding Oncor Holdings and its subsidiaries) implemented a program designed to reduce debt, capture debt discount and extend debt maturities through debt exchanges, repurchases and extensions. As a result of this program, a substantial majority of EFH Corp. (parent entity) debt has been exchanged for debt issued by EFIH. See Note 6 to Financial Statements.

In January 2013, EFIH issued $1.391 billion principal amount of debt in exchange for $1.266 billion principal amount of EFH Corp. debt and $139 million principal amount of EFIH debt. In the first quarter 2013, EFIH distributed $6.360 billion principal amount of EFH Corp. debt that it previously received in debt exchanges as a dividend to EFH Corp., including $1.235 billion received in January 2013, which cancelled the notes, leaving $1.361 billion principal amount of affiliate debt still held by EFIH. See Note 6 to Financial Statements for details of debt related activity in 2013.

Sunset Review/2013 Texas Legislative Session — Sunset review is the regular assessment by the Texas Legislature of the continuing need for a state agency to exist, and is grounded in the premise that an agency will be abolished unless legislation is passed to continue its functions. On a specified time schedule, the Texas Sunset Advisory Commission (Sunset Commission) closely reviews each agency and recommends action on each agency to the Texas Legislature, which action may include modifying or even abolishing the agency.

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

No legislation passed during the 2013 Texas legislative session, including the Sunset Review actions described above, is expected to have a material impact on EFIH's results of operations, liquidity or financial condition. The Texas Legislature is scheduled to convene its next regular legislative session in January 2015.

Oncor Matters with the PUCT — Application for Reconciliation of Advanced Meter Surcharge (PUCT Docket No. 41814) — In September 2013, Oncor filed an application with the PUCT for reconciliation of all costs incurred and investments made from January 1, 2011 through December 31, 2012, in the deployment of Oncor's advanced metering system (AMS) pursuant to the AMS Deployment Plan approved in Docket No. 35718. During the 2011 to 2012 period, Oncor incurred approximately $300 million of capital expenditures and $34 million of operating and maintenance expense, and billed customers approximately $174 million through the AMS surcharge. Oncor was not seeking a change in the AMS surcharge in this proceeding. In November 2013, Oncor filed an amended request and the PUCT Staff filed its recommendation concluding that all costs presented in the amended application, with the exception of less than $1,000 of expenses, are appropriate for recovery. In December 2013, the PUCT issued its final order in the proceeding agreeing with the PUCT Staff's recommendation, finding that costs expended and investments made in the deployment of Oncor's AMS through December 31, 2012 were properly allocated, reasonable and necessary.

Competitive Renewable Energy Zones (CREZs) (PUCT Docket Nos. 35665 and 37902) — In 2009, the PUCT awarded Oncor CREZ construction projects. The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in the western part of Texas to population centers in the eastern part of Texas. In addition to these projects, ERCOT completed a study in December 2010 that will result in Oncor and other transmission service providers building additional facilities to provide further voltage support to the transmission grid as a result of CREZ. At December 31, 2013, Oncor's cumulative CREZ-related capital expenditures totaled $1.871 billion, including $411 million in 2013. All CREZ-related line and station construction projects were energized by the end of 2013. Additional voltage support projects were completed in January 2014, with the exception of one series capacitor project that is scheduled to be completed in December 2015 in order to allow for further study and evaluation. The delay to 2015 is not expected to have a significant impact on the ability of the CREZ system to support existing or currently expected renewable generation.

2008 Rate Review Filing (PUCT Docket No. 35717) — In August 2009, the PUCT issued a final order with respect to Oncor's June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007, and new rates were implemented in September 2009. In November 2009, the PUCT issued an order on rehearing that established a new rate class but did not change the revenue requirements. Oncor and four other parties appealed various portions of the rate review final order to a state district court. In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT's disallowance of certain franchise fees and the PUCT's decision that PURA no longer requires imposition of a rate discount for state colleges and universities. Oncor filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues it appealed to the district court and did not prevail upon, as well as the district court's decision to reverse the PUCT with respect to discounts for state colleges and universities. Oral argument before the Austin Court of Appeals was completed in April 2012. There is no deadline for the court to act. Oncor is unable to predict the outcome of the appeal.

Transmission Cost Recovery and Rates (PUCT Docket Nos. 42059, 41543, 41002 and 40451) — In order to reflect increases or decreases in its wholesale transmission costs, including fees it pays to other transmission service providers, PUCT rules allow Oncor to update the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs on March 1 and September 1 each year. In December 2013, Oncor filed an application to update the TCRF, which became effective March 1, 2014. This application was designed to increase Oncor's billings for the period from March 2014 through August 2014 by $44 million. In June 2013, Oncor filed an application to update the TCRF, which became effective September 1, 2013. This application was designed to increase Oncor's billings for the period from September 2013 through February 2014 by $88 million.

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

Transmission Interim Rate Update Applications (PUCT Docket Nos. 42267, 41706, 41166 and 40603) — In order to reflect changes in its invested transmission capital, PUCT rules allow Oncor to update its transmission cost of service (TCOS) rates by filing up to two interim TCOS rate adjustments in a calendar year. TCOS revenues are collected from load serving entities benefiting from Oncor's transmission system. REPs serving customers in Oncor's service territory are billed through the TCRF mechanism discussed above while other load serving entities are billed directly. In February 2014, Oncor filed an application for an interim update of its TCOS rate. The new rate was approved by the PUCT and became effective in April 2014. Oncor's annualized revenues are expected to increase by an estimated $74 million with approximately $47 million of this increase recoverable through transmission costs charged to wholesale customers and $27 million recoverable from REPs through the TCRF component of Oncor's delivery rates.

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

Application for 2014 Energy Efficiency Cost Recovery Factor Surcharge (PUCT Docket No. 41544) — In May 2013, Oncor filed an application with the PUCT to request approval of the energy efficiency cost recovery factor (EECRF) for 2014. PUCT rules require Oncor to make an annual EECRF filing by the first business day in June in each year for implementation on March 1 of the next calendar year. The requested 2014 EECRF was $73 million, which is the same amount established for 2013, and would result in a monthly charge for residential customers of $1.01 as compared to the 2013 residential charge of $1.23 per month. In November 2013, the PUCT issued a final order approving the 2014 EECRF, which is designed to recover $62 million of Oncor's costs for the 2014 program year, a $12 million performance bonus based on Oncor's 2012 results and a $1 million decrease for over-recovery of 2012 costs.

Summary — EFIH cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly affect EFIH's results of operations, liquidity or financial condition.

KEY RISKS AND CHALLENGES

Following is a discussion of key risks and challenges facing management and the initiatives currently underway to manage such challenges. These matters involve risks that could have a material effect on EFIH's results of operations, liquidity or financial condition. Also see Item 1A, "Risk Factors."

Bankruptcy Filing

As discussed above, EFIH filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. For the duration of the Chapter 11 Cases, EFIH will be subject to various risks, including but not limited to (i) the inability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations, and (ii) increased legal and other professional costs associated with the Chapter 11 Cases and EFIH's reorganization.

The duration of the Chapter 11 Cases is difficult to estimate and ultimately could be lengthy. While EFIH is operating under Chapter 11, transactions outside of the ordinary course of business will be subject to the prior approval of the Bankruptcy Court. Additionally, the terms of the DIP Facilities and the Restructuring Support and Lock-Up Agreement (and related agreements) will limit EFIH's ability to undertake certain activities.

To mitigate the risks discussed above, EFIH has engaged outside counsel and other advisors who are experts in bankruptcy matters to assist it with legal and administrative matters related to the Bankruptcy Filing.

Oncor's Rates and Cost Recovery

Oncor's rates are regulated by the PUCT and certain cities and are subject to regulatory rate-setting processes and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Oncor's rates are regulated based on an analysis of their costs and capital structure, as reviewed and approved in a regulatory proceeding. Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. However, there is no assurance that the PUCT will judge all of Oncor's costs to have been prudently incurred, that the PUCT will not reduce the amount of invested capital included in the capital structure that Oncor's rates are based upon, that the regulatory process in which rates are determined will always result in rates that produce full recovery of Oncor's costs or that Oncor's authorized return on equity will not be reduced. See "Significant Activities and Events and Items Influencing Future Performance – Oncor Matters with the PUCT."

Oncor's Capital Availability and Cost

EFIH's investment in Oncor, which represents approximately 80% of Oncor's membership interests, is a significant value driver of EFIH's overall business. Oncor's access to capital markets and cost of debt could be directly affected by its credit ratings. Any adverse action with respect to Oncor's credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease and could result in reduced distributions from Oncor. Oncor's credit ratings are currently substantially higher than those of the Texas Holdings Group. If credit rating agencies were to change their views of Oncor's independence from any member of the Texas Holdings Group, Oncor's credit ratings would likely decline. EFIH believes these risks are substantially mitigated by the significant ring-fencing measures implemented by EFH Corp. and Oncor as described in Note 1 to Financial Statements.

Oncor's Technology Initiatives

Risks to Oncor's technology initiative programs include nonperformance by equipment and service providers, failure of the technology to meet performance expectations and inadequate cost recovery allowances by regulatory authorities. Oncor is implementing measures to mitigate these risks, but there can be no assurance that these technology initiatives will achieve the operational and financial objectives.

Oncor's Cyber Security and Infrastructure Protection Risk

A breach of cyber/data or physical security measures that impairs Oncor's information technology infrastructure or transmission and distribution infrastructure could disrupt normal business operations, affect its ability to control its transmission and distribution system, expose Oncor to material regulatory claims and limit communication with third parties. Any loss of confidential or proprietary data through a cyber/data breach could also materially affect Oncor's reputation, expose the company to legal claims or impair its ability to execute on business strategies. Oncor participates in industry groups and with regulators to remain current on emerging threats and mitigating techniques. While it has not experienced any security breach with a significant operational, reputational or financial impact, Oncor recognizes the growing threat within its industry and is proactively taking steps to continuously improve its technology, security measures, processes and services to detect, mitigate and protect its assets, both physical and cyber.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

EFIH's significant accounting policies are discussed in Note 1 to Financial Statements. EFIH follows accounting principles generally accepted in the US. Application of these accounting policies in the preparation of its consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and income and expenses during the periods covered. The following is a summary of certain critical accounting policies that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

Investment in Affiliate Debt

EFIH holds debt securities of EFH Corp. and TCEH that it acquired through debt exchanges. The securities were held as available for sale securities and were recorded at fair value, with interest reported in the income statement as interest income. EFIH evaluated its affiliate debt for impairment and recorded an impairment loss if declines in fair value were deemed to be other than temporary, which occurred if it determined it would be unable to recover the carrying value of the investment. Impairments were accounted for as a reduction of interest income if related to the issuer's credit. If they were not related to the issuer's credit, the impairments were recorded in other comprehensive income. As discussed in Note 8, to Financial Statements these securities were classified as a reduction of membership interests at December 31, 2012.

Push Down of Merger-Related Debt

Merger-related debt of EFH Corp. and its subsidiaries consists of debt issued or existing at the time of the Merger. Debt issued in exchange for Merger-related debt is considered Merger-related. Debt issuances are considered Merger-related debt to the extent the proceeds are used to repurchase Merger-related debt. Merger-related debt of EFH Corp. (parent) that is fully and unconditionally guaranteed on a joint and several basis by EFCH and EFIH is subject to push down in accordance with SEC Staff Accounting Bulletin Topic 5-J, and as a result, a portion of such debt and related interest expense is reflected in EFIH's financial statements. Merger-related debt of EFH Corp. held by its subsidiaries is not subject to push down. The amount reflected in EFIH's balance sheet represents 50% of the EFH Corp. Merger-related debt guaranteed by EFIH. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., EFIH records the settlement of such amounts (net of income tax) as noncash capital contributions from EFH Corp. As a result of transactions completed in January 2013, $60 million principal amount of debt remains subject to push down at December 31, 2013. See Note 6 to Financial Statements.

Investment in Oncor Holdings

EFIH's balance sheet reflects its investment in Oncor Holdings, which holds an approximate 80% interest in Oncor, as an equity method investment. See Note 3 to Financial Statements for additional information regarding the accounting for EFIH's investment in Oncor Holdings.

Impairment of Equity Method Investment

EFIH evaluates its investment in Oncor Holdings for impairment when factors indicate that a decrease in value has occurred that is not temporary. Indications of a loss in value include recurring operating losses of Oncor Holdings or a fair value of the investment that is less than its carrying amount. An impairment loss is recognized if the carrying value of the investment is greater than the fair value of the investment, and the loss is not deemed temporary. Fair value is based on analyses that reflect discounted cash flows and values of comparable companies. The determination of the existence of impairment indicators and the determination of fair value involves judgments that are subjective in nature and require the use of estimates in forecasting future results and cash flows.

Accounting for Income Taxes

EFH Corp. files a US federal income tax return that includes the results of EFCH, EFIH, Oncor Holdings and TCEH. Oncor is a partnership for US federal income tax purposes and is not a corporate member of the EFH Corp. consolidated group.

EFH Corp. and its subsidiaries (including EFCH, EFIH, and TCEH, but not including Oncor Holdings and Oncor) are parties to a Federal and State Income Tax Allocation Agreement, which provides, among other things, that each of EFCH, EFIH, TCEH and any other subsidiaries under the agreement is required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. Accordingly, EFIH's income tax expense and related balance sheet amounts are recorded as if it files its own corporate income tax returns. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities as required under accounting rules. Income tax assets and liabilities related to pushed down debt are settled as membership interests transactions.

EFH Corp., Oncor Holdings, Oncor and Oncor's third-party minority investor are parties to a separate Federal and State Income Tax Allocation Agreement, which governs the computation of federal income tax liability among such parties, and similarly provides, among other things, that each of Oncor Holdings and Oncor will pay EFH Corp. its share of an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return.

EFIH's income tax expense and related balance sheet amounts involve significant management estimates and judgments. Amounts of deferred income tax assets and liabilities, as well as current and noncurrent accruals, involve estimates and judgments of the timing and probability of recognition of income and deductions by taxing authorities. In assessing the likelihood of realization of deferred tax assets, management considers estimates of the amount and character of future taxable income. Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, EFIH's forecasted financial condition and results of operations in future periods, as well as final review of filed tax returns by taxing authorities. EFH Corp.'s income tax returns are regularly subject to examination by applicable tax authorities. In management's opinion, pursuant to income tax accounting guidance related to uncertain tax positions, there is no material liability for future taxes that may be owed as a result of any examination. See Notes 1 and 4 to Financial Statements for discussion of income tax matters.

Accounting in Reorganization

Consolidated financial statements for periods following commencement of the Chapter 11 Cases on April 29, 2014 will be prepared in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) 852, "Reorganizations," which contemplates the realization of assets and the satisfaction of liabilities on a going concern basis. However, as a result of the Chapter 11 Cases, such realization of assets and satisfaction of liabilities are subject to a number of uncertainties. ASC 852 will require the following:

•
Reclassification of unsecured or under-secured pre-petition debt, including unamortized deferred financing costs and discounts/premiums associated with debt, and other liabilities to a separate line item in the balance sheet, called "Liabilities subject to compromise;"

•	Nonaccrual of interest expense for financial reporting purposes, to the extent not paid during bankruptcy and not expected to be an allowable claim;

•
Reporting in a new line in the statement of income of incremental costs of bankruptcy, such as professional fees, as well as adjustments of liabilities to allowed claim amounts and ultimately settlement amounts as a separate line item in the statement of income;

•
Evaluation of actual or potential bankruptcy claims, which are not already reflected as a liability on the balance sheet, under ASC 450, "Contingencies." If valid unrecorded claims meeting the ASC 450 criteria are presented to EFIH in future periods, EFIH will accrue for these amounts at the expected amount of the allowed claim; and

•
Upon emergence from Chapter 11 reorganization, "fresh-start accounting" under GAAP may be required. Under fresh-start accounting, the reorganization value of the entity would be allocated to the entity's individual assets and liabilities on a fair value basis in conformity with the procedures specified by ASC 805, "Business Combinations."

RESULTS OF OPERATIONS

Financial Results – Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Selling, general, and administrative expenses totaled $20 million in 2013, and no amounts were recorded in 2012. The 2013 amount reflects legal and other consulting services costs associated with EFH Corp.'s debt restructuring initiatives, of which $12 million was allocated by EFH Corp. (see Note 9 to Financial Statements).

Other deductions totaled $110 million in 2013, reflecting the recording of a reserve against EFIH's income tax receivable from EFH Corp. (see Note 5 to Financial Statements).

Interest income – affiliates decreased $314 million to $284 million in 2013. The decline reflects the reclassification of affiliate debt EFIH holds that resulted in interest received on such debt in 2013 being recorded as an increase in membership interests instead of interest income. This impact was partially offset by $284 million in interest income in 2013 that represents previous mark-to-market gains on certain holdings of affiliate debt reclassified from accumulated other comprehensive income. See Note 8 to Financial Statements for discussion of these reclassifications.

Interest expense and related charges increased $234 million to $760 million in 2013. The increase was driven by the issuance of EFIH Notes in 2012 and 2013 (see Note 6 to Financial Statements).

Income tax benefit totaled $169 million in 2013 on a pretax loss compared to income tax expense of $27 million on pretax income in 2012. Pretax amounts exclude equity in earnings of unconsolidated subsidiaries. Excluding the effect of the reserve against the income tax receivable that was recorded without income tax benefit, the effective tax rate was 34.1% in 2013 compared to 37.5% in 2012. The change in the effective income tax rate is due largely to the effects of a relatively large pretax loss in 2013 compared to the small pretax income amount in 2012. See Note 4 to Financial Statements for a reconciliation of the effective rates to the US federal statutory rate.

Equity in earnings of EFIH's Oncor Holdings unconsolidated subsidiary (net of tax) increased $65 million to $335 million in 2013. The change in EFIH's equity in earnings reflected an $11 million favorable tax effect in 2013 due to resolution of certain income tax positions at Oncor and a $31 million unfavorable impact in 2012 from the settlement of a management incentive pay plan. The settlement resulted in a $57 million pretax charge reported by Oncor. Excluding these items, the increase in Oncor's earnings reflected higher revenues driven by higher transmission rates, the effect of colder fall/winter weather and growth in points of delivery, partially offset by higher operation and maintenance expenses and higher depreciation. See Note 3 to Financial Statements.

Net loss totaled $102 million in 2013 compared to net income of $315 million in 2012. The $417 million change was driven by a decrease in interest income, an increase in interest expense and the reserve against the income tax receivable from EFH Corp., partially offset by higher equity in earnings of Oncor Holdings.

Financial Results – Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Interest income – affiliates increased $46 million to $598 million in 2012 reflecting acquisitions of additional affiliate debt as a result of the debt exchange transactions in December 2012. See Note 8 to Financial Statements for discussion of January 2013 transactions and reclassification of affiliate debt EFIH holds that resulted in interest received on such debt no longer being recorded as interest income.

Interest expense and related charges increased $178 million to $526 million in 2012. The increase reflected the issuance of $3.557 billion and $406 million aggregate principal amount of EFIH Notes in 2012 and April 2011, respectively (see Note 6 to Financial Statements).

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

Equity in earnings of EFIH's Oncor Holdings unconsolidated subsidiary (net of tax) decreased $16 million to $270 million in 2012. Oncor's results reflected unusual charges of $57 million (pretax) in 2012 related to settlement of a management incentive pay plan and $7 million (pretax) in 2011 related to an inventory write-off. Other drivers of the change in Oncor's results were higher tariffs, reflecting the 2011 rate case and other filings with the PUCT, partially offset by the effect of milder weather on revenues and higher depreciation, operation and maintenance and interest expense. See Note 3 to Financial Statements.

Net income decreased $102 million to $315 million in 2012 driven by increased interest expense and decreased equity in earnings of Oncor Holdings, partially offset by increased interest income.

FINANCIAL CONDITION

Operating Cash Flows

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 — Cash used in operating activities totaled $428 million in 2013 and $202 million in 2012, respectively. The change of $226 million reflected $267 million in higher interest payments and a decrease of $184 million in interest received on affiliate debt, partially offset by a decrease of $185 million in income taxes paid to EFH Corp. (2012 payments included amounts related to prior years) and $66 million in higher cash distributions from Oncor Holdings. See Note 8 to Financial Statements for discussion of the distribution of EFH Corp. debt as a dividend to EFH Corp., which has resulted in interest received in 2013 being reported as a financing cash flow.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 — Cash used in operating activities totaled $202 million in 2012 compared to cash provided totaling $3 million in 2011. The $205 million decrease reflected $150 million in higher income taxes paid to EFH Corp. (including amounts related to prior periods) and $95 million in higher cash interest paid, partially offset by $31 million in higher cash distributions from Oncor Holdings. See Note 9 to Financial Statements for discussion of income tax payments from EFH Corp. and Note 8 to Financial Statements for discussion of the return in early 2013 of EFH Corp. debt as a dividend to EFH Corp., which substantially reduced cash interest received in 2013.

Amortization of debt issuance costs reported in the statement of consolidated cash flows relates to both the debt pushed down from EFH Corp. and the debt EFIH has issued (see Note 6 to Financial Statements) and is reported in interest expense and related charges in the statement of consolidated income.

Financing Cash Flows

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 — Cash used in financing activities totaled $434 million in 2013 compared to cash provided totaling $1.260 billion in 2012, respectively. Activity in 2013 reflected a cash distribution to EFH Corp. of $680 million released from an escrow account for the purpose of EFH Corp. repaying the balance of the TCEH Demand Notes (see discussion below of investing cash flows), partially offset by $252 million of interest received on holdings of affiliate debt. Activity in 2012 reflected the issuances of $2.253 billion of EFIH Notes and distributions of $950 million of the proceeds to EFH Corp. See Note 8 to Financial Statements for discussion of reclassification of affiliate debt EFIH holds that resulted in interest received on such debt in 2013 being recorded as an increase in membership interests instead of interest income.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 — Cash provided by financing activities totaled $1.260 billion in 2012, reflecting the net proceeds from EFIH's issuances of $2.253 billion of EFIH Notes and distributions of $950 million of the proceeds to EFH Corp. (see Note 8 to Financial Statements). There were no cash flows related to financing activities in 2011.

Investing Cash Flows

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 — Cash provided by investing activities totaled $680 million in 2013 compared to cash used totaling $680 million in 2012. The change was driven by restricted cash movements, as $680 million was deposited in an escrow account in 2012 for the purpose of EFH Corp. repaying the balance of the TCEH Demand Notes and the funds were released from the escrow account in 2013 to make the repayment (see Note 8 to Financial Statements).

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 — Cash used in investing activities totaled $680 million in 2012 and represented a portion of the net proceeds from the issuance of EFIH Notes in August 2012 that EFIH placed in escrow (reported as restricted cash) and was used to pay a distribution in this amount to EFH Corp. in January 2013 (see Note 8 to Financial Statements). There were no cash flows related to investing activities in 2011.

Liquidity After the Bankruptcy Filing — Subject to certain exceptions under the Bankruptcy Code, the Bankruptcy Filing automatically enjoined, or stayed, the continuation of most pending judicial or administrative proceedings and the filing of other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the date of the Bankruptcy Filing (including with respect to EFIH's debt instruments).

EFIH has received a binding commitment, subject to certain customary conditions, from certain institutions for DIP Facilities as discussed in Note 6 to Financial Statements. The EFIH First Lien DIP Facility provides for $5.4 billion in senior secured, super-priority financing. The EFIH Second Lien DIP Facility provides for $1.9 billion in secured, super-priority financing. EFIH cannot be certain that the Bankruptcy Court will authorize entry into the DIP Facilities.

EFIH believes that the DIP Facility, plus cash distributions received from Oncor Holdings, will be sufficient to fund its anticipated cash requirements through at least the end of 2014. As a result of the Bankruptcy Filing, EFIH does not expect to receive further interest payments on affiliate debt securities it holds.

Distributions of Earnings from Oncor Holdings — Oncor Holdings' distributions of earnings to EFIH totaled $213 million, $147 million and $116 million for the years ended December 31, 2013, 2012 and 2011, respectively. EFIH also received a distribution totaling $37 million from Oncor Holdings in February 2014. See Note 3 to Financial Statements for discussion of limitations on amounts Oncor can distribute to its members.

Debt Activity — In January 2013, EFIH issued $1.391 billion principal amount of debt in exchange for $1.266 billion principal amount of EFH Corp. debt and $139 million principal amount of EFIH debt. See Note 6 to Financial Statements for details of debt related activity in 2013, including EFH Corp. debt returned by EFIH as dividends to EFH Corp., which cancelled it.

EFIH Toggle Notes Interest Election — EFIH made its 2013 interest payments on the EFIH Toggle Notes by using the PIK feature of those notes. During the applicable PIK interest periods, the interest rate on these notes is increased from 11.25% to 12.25%. As a result of the PIK election, EFIH increased the aggregate principal amount of the notes by $173 million in 2013. See Note 6 to Financial Statements for further discussion of the EFIH Toggle Notes.

Income Tax Matters — EFH Corp. and its subsidiaries (including EFCH, EFIH, and TCEH, but not including Oncor Holdings and Oncor) are parties to a Federal and State Income Tax Allocation Agreement, which provides, among other things, that any corporate member or disregarded entity in the group is required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. EFH Corp., Oncor Holdings, Oncor and Oncor's third-party minority investor are parties to a separate Federal and State Income Tax Allocation Agreement, which governs the computation of federal income tax liability among such parties, and similarly provides, among other things, that each of Oncor Holdings and Oncor will pay EFH Corp. its share of an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. Pursuant to the proposed Oncor TSA Amendment, any payment required to be made to EFH Corp. under the agreement after March 31, 2014, will instead be made to EFIH.

See Note 9 to Financial Statements for discussion of income tax payments to and from EFH Corp.

Capitalization — EFIH's capitalization ratios consisted of (30.1)% and (2.6)% membership interests and 130.1% and 102.6% debt at December 31, 2013 and 2012, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The Bankruptcy Filing constituted an event of default under the agreements governing the debt of EFH Corp. and its subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities. The creditors are, however, stayed from taking any action against the Debtors as a result of such defaults under the Bankruptcy Code. See Note 6 to Financial Statements for discussion of covenants related to the DIP Facility.

Material Cross Default/Acceleration Provisions — Certain of EFIH's financing arrangements contain provisions that result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could or does result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions. The Bankruptcy Filing triggered defaults on EFIH's debt obligations, but pursuant to the Bankruptcy Code, the creditors are stayed from taking any actions against the Debtors as a result of such defaults.

Contractual Obligations and Commitments — The following table summarizes EFIH's contractual cash obligations at December 31, 2013 (see Note 6 to Financial Statements for additional disclosures regarding these debt obligations). Prepetition obligations (i.e., obligations incurred or accrued prior to the Bankruptcy Filing) are being administered by the Bankruptcy Court.

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Debt – principal (a)	$7,739	$—	$—	$—	$7,739
_____________

(a)
As discussed in Note 6, debt has been classified as a current liability. Excludes unamortized premiums and discounts. Contractual interest payments are excluded. Based on interest rates in effect and debt balances outstanding as of December 31, 2013, hypothetical projected contractual interest payments would be approximately $751 million for 2014.

Guarantees — See Note 7 to Financial Statements for discussion of guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

See Notes 3 and 7 to Financial Statements regarding VIEs and guarantees, respectively.

COMMITMENTS AND CONTINGENCIES

See Note 7 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after December 31, 2013 that are expected to materially impact EFIH's financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that in the ordinary course of business EFIH may experience a loss in value as a result of changes in market conditions that affect economic factors such as interest rates. All of EFIH's debt at December 31, 2013 and December 31, 2012 carried fixed interest rates. The effects of unamortized premiums are excluded from the table.

	2013 Total Carrying Amount	2013 Total Fair Value	2012 Total Carrying Amount	2012 Total Fair Value
	(millions of dollars, except percentages)
Debt amounts::
Fixed rate debt amount (a)	$7,739	$7,849	$6,734	$7,258
Average interest rate (b)	10.90%		10.53%
_____________

(a)	Includes pushed down debt. See Note 6 to Financial Statements.

(b)	The weighted average interest rate presented is based on the rate in effect at December 31, 2013.

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

At December 31, 2013, Oncor's exposure to credit risk associated with accounts receivable from nonaffiliate customers totaled $388 million. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $3 million, and includes trade accounts receivable from REPs totaling $294 million, which are almost entirely noninvestment grade. At December 31, 2013, REP subsidiaries of one nonaffiliated entity collectively represented approximately 12% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure. Oncor views its exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default would have a material effect on cash flows.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Significant Activities and Events and Items Influencing Future Performance – Credit Risk Exposure to EFH Corp. and its Subsidiaries" above for discussion of Oncor's credit risk to accounts receivable from affiliates.

See Note 9 to Financial Statements for discussion of transactions between Oncor and TCEH and EFH Corp.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by EFIH contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including such matters as activities related to EFIH's bankruptcy, financial or operational projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of EFIH's business and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although EFIH believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, "Risk Factors" and the discussion under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause EFIH's actual results to differ materially from those projected in such forward-looking statements:

•	EFIH's ability to obtain the approval of the Bankruptcy Court with respect to the Debtors' motions in the bankruptcy proceedings, including with respect to the DIP Facility;

•	the effectiveness of the overall restructuring activities pursuant to the Bankruptcy Filing and any additional strategies EFIH employs to address its liquidity and capital resources;

•	the terms and conditions of any bankruptcy plan that is ultimately approved by the Bankruptcy Court;

•	the significant time and effort required to be spent by EFIH's senior management in dealing with the bankruptcy and restructuring activities rather than focusing exclusively on the business;

•	EFIH's ability to remain in compliance with the requirements of the DIP Facility;

•	EFIH's ability to maintain or obtain sufficient financing sources or to fund any bankruptcy plan and meet future obligations;

•	the actions and decisions of creditors, regulators and other third parties that have an interest in the bankruptcy proceedings that may be inconsistent with EFIH's plans;

•	the length of time that the Debtors will be debtors-in-possession under the Bankruptcy Code;

•	the actions and decisions of regulatory authorities relative to EFIH's bankruptcy plan;

•	restrictions on EFIH's activities due to the terms of its debt agreements, including the DIP Facility, and restrictions imposed by the Bankruptcy Court;

•	EFIH's ability to obtain any required regulatory consent necessary to implement a bankruptcy plan;

•	the outcome of potential litigation regarding whether note holders are entitled to make-whole premiums in connection with the treatment of their claims in bankruptcy;

•
prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, the FERC, the NERC, the TRE, the PUCT, the EPA and the TCEQ, with respect to, among other things:

◦	allowed rate of return;

◦	permitted capital structure;

◦	industry, market and rate structure;

◦	recovery of investments;

◦	acquisition and disposal of assets and facilities;

◦	operation and construction of facilities;

◦	changes in tax laws and policies, and

◦	changes in and compliance with environmental and safety laws and policies;

•	legal and administrative proceedings and settlements, including the legal proceedings arising out of the bankruptcy;

•	general industry trends;

•	economic conditions, including the impact of an economic downturn;

•	weather conditions, including drought and limitations on access to water, and other natural phenomena, and acts of sabotage, wars or terrorist or cyber security threats or activities;

•	population growth or decline, or changes in market supply or demand and demographic patterns, particularly in ERCOT;

•	changes in business strategy, development plans or vendor relationships;

•	changes in interest rates or rates of inflation;

•	changes in operating expenses, liquidity needs and capital expenditures;

•
commercial bank and financial market conditions, access to capital, the cost of such capital, and the results of financing and refinancing efforts by EFIH and/or its subsidiaries and affiliates, including availability of funds in the capital markets and the potential impact of disruptions in US credit markets;

•	activity in the credit default swap market related to EFIH's debt securities or debt securities of EFH Corp. that EFIH guarantees;

•	restrictions placed on EFIH by the agreements governing its debt instruments;

•	EFIH's ability to generate sufficient cash flow to make interest payments on, or refinance, its debt instruments;

•	changes in technology used by and services offered by EFIH and/or its subsidiaries;

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

•	significant changes in critical accounting policies material to EFIH and/or its subsidiaries;

•	circumstances that may contribute to impairment of goodwill, intangible or other long-lived assets of EFIH and/or its subsidiaries;

•	restrictions imposed by the agreements governing EFIH's, Oncor's and certain of EFH Corp.'s debt instruments;

•	defaults under EFIH's debt agreements that could trigger cross default or cross acceleration provisions under other debt agreements;

•
EFH Corp.'s or its subsidiaries', including, in particular, TCEH's, ability to make principal and interest payments on their debt EFIH holds as an investment or to provide sufficient capital contributions or loans to EFIH to make interest payments on its debt instruments;

•	hazards customary to the industry and the possibility that EFIH and/or its subsidiaries may not have adequate insurance to cover losses resulting from such hazards;

•	actions by credit rating agencies, and

•	the ability of EFIH and/or its subsidiaries to effectively execute their operational strategy.

Any forward-looking statement speaks only at the date on which it is made, and except as may be required by law, EFIH undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for EFIH to predict all of them; nor can EFIH assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. As such, you should not unduly rely on such forward-looking statements.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of Energy Future Intermediate Holding Company LLC
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Energy Future Intermediate Holding Company LLC (a direct subsidiary of Energy Future Holdings Corp. ("EFH Corp.")) and subsidiaries (“EFIH”) as of December 31, 2013 and 2012, and the related statements of consolidated income (loss), comprehensive income (loss), cash flows and membership interests for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of EFIH's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Energy Future Intermediate Holding Company LLC and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2013 have been prepared assuming that EFIH will continue as a going concern. As discussed in Notes 2 and 6 to the consolidated financial statements, EFIH is in default of certain covenants contained in its debt agreements and does not expect to be able to settle all its obligations coming due within the next twelve months and on April 29, 2014, Energy Future Holdings Corp. and the substantial majority of its subsidiaries (including Energy Future Intermediate Holding Company LLC), excluding Oncor Electric Delivery Holdings Company LLC and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. These circumstances and uncertainties inherent in the bankruptcy proceedings raise substantial doubt about EFIH’s ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include adjustments that might result from the outcome of these uncertainties.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EFIH's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 29, 2014 expressed an unqualified opinion on EFIH's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas
April 29, 2014

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
STATEMENTS OF CONSOLIDATED INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011
	(millions of dollars)
Selling, general and administrative expenses	$(20)	$—	$—
Other deductions — (Note 5)	(110)	—	—
Interest income — affiliates (Note 10)	284	598	552
Interest expense and related charges (Note 10)	(760)	(526)	(348)
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	(606)	72	204
Income tax benefit (expense) (Note 4)	169	(27)	(73)
Equity in earnings of unconsolidated subsidiary (net of tax) (Note 3)	335	270	286
Net income (loss)	$(102)	$315	$417

See Notes to Financial Statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011
	(millions of dollars)
Net income (loss)	$(102)	$315	$417
Other comprehensive income (loss) — net of tax effects:
Reclassification to interest income of mark-to-market valuations of holdings of affiliate debt (net of tax expense of $99, $— and $—) (Note 8)	(185)	—	—
Mark-to-market valuations of holdings of affiliate debt held as available for sale (net of tax expense of $—, $78, and $21) (Note 8)	—	145	40
Net effects related to Oncor — reported in equity in earnings of unconsolidated subsidiaries (net of tax benefit (expense) of $(8), $1 and ($13))	(14)	2	(23)
Total other comprehensive income (loss)	(199)	147	17
Comprehensive income (loss)	$(301)	$462	$434

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(millions of dollars)
Cash flows — operating activities:
Net income (loss)	$(102)	$315	$417
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Equity in earnings of unconsolidated subsidiary	(335)	(270)	(286)
Distributions of earnings from unconsolidated subsidiary	213	147	116
Deferred income taxes, net	(55)	(2)	(2)
PIK interest income on EFH Corp. Toggle Notes held as investment (Note 10)	—	(288)	(309)
Interest expense related to pushed-down debt of parent (Notes 6 and 10)	6	75	78
Interest expense on toggle notes payable in additional principal (Notes 6 and 10)	176	12	—
Noncash impairment of investment in affiliate debt (Note 10)	—	14	77
Reserve recorded for income tax receivable from EFH Corp. (Note 5)	110	—	—
Accretion of purchase discount on investment in affiliate debt (Note 8)	—	(92)	(140)
Amortization of debt exchange and issuance costs	(52)	5	6
Mark-to-market gain reclassified from accumulated other comprehensive income (Note 8)	(284)	—	—
Gain on retirement of EFH Corp. debt acquired in debt exchange	—	—	(3)
Changes in operating assets and liabilities:
Income taxes receivable from/payable to EFH Corp. (Note 9)	1	(120)	73
Assets	(5)	(2)	(12)
Other liabilities (primarily accrued taxes)	(101)	4	(12)
Cash provided by (used in) operating activities	(428)	(202)	3
Cash flows — financing activities:
Issuances of debt (Note 6)	—	2,253	—
Interest received on holdings of affiliate debt (Note 8)	252	—	—
Distributions to EFH Corp. (Note 8)	(680)	(950)	—
Debt exchange and issuance costs, premiums and discounts	(6)	(43)	—
Cash provided by (used in) financing activities	(434)	1,260	—
Cash flows — investing activities:
Restricted cash related to debt issuance (Note 8)	680	(680)	—
Purchase of make-whole agreements between affiliate and unconsolidated subsidiary (Note 9)	—	(159)	—
Sale of make-whole agreements between affiliate and unconsolidated subsidiary (Note 9)	—	159	—
Cash provided by (used in) investing activities	680	(680)	—
Net change in cash and cash equivalents	(182)	378	3
Cash and cash equivalents — beginning balance	424	46	43
Cash and cash equivalents — ending balance	$242	$424	$46

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS	(millions of dollars)
Current assets:
Cash and cash equivalents	$242	$424
Restricted cash (Note 6)	—	680
Income taxes receivable from EFH Corp.	—	1
Other current assets	2	—
Total current assets	244	1,105
Investment in Oncor Holdings (Note 3)	5,950	5,842
Other noncurrent assets, principally unamortized debt premium/discount	58	76
Total assets	$6,252	$7,023
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Trade accounts and other payables to affiliates	$10	$2
Debt (Note 6)	7,877	—
Accumulated deferred income taxes (Note 4)	26	—
Accrued interest	137	137
Total current liabilities	8,050	139
Accumulated deferred income taxes	24	109
Debt (Note 6)	—	6,954
Total liabilities	8,074	7,202
Commitments and Contingencies (Note 7)
Membership interests (Note 8):
Capital account	(1,148)	5,049
Affiliate debt held by EFIH (Note 8)	(635)	(5,388)
Accumulated other comprehensive income (loss)	(39)	160
Total membership interests	(1,822)	(179)
Total liabilities and membership interests	$6,252	$7,023

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS

	Year Ended December 31,
	2013	2012	2011
	(millions of dollars)
Capital account:
Balance at beginning of period	$5,049	$5,790	$5,195
Net income (loss)	(102)	315	417
Cash distributions to EFH Corp. (Note 8)	(680)	(950)	—
Distribution to EFH Corp. of debt held as investment (Note 8)	(5,778)	(160)	(45)
Income tax on interest received on holdings of affiliate debt (c)	(88)	—	—
Deferred gain on debt exchanges, net of deferred tax asset (Note 6)	—	(253)	—
Push-down of deferred net loss on debt exchanges, net of tax (Note 6)	13	—	—
Effect of debt push-down from EFH Corp. (a)	438	308	194
Net effect of Oncor's settlement of reimbursement agreements with TCEH	—	(1)	—
Capital contributions (b)	—	—	29
Balance at end of period	(1,148)	5,049	5,790
Affiliate debt held by EFIH:
Balance at beginning of period	(5,388)	—	—
Reclassification of investments in debt securities of affiliates (Note 8)	—	(5,388)	—
EFH Corp. debt distributed to EFH Corp. ($5.125 billion Principal amount)	4,524	—	—
Net affiliate debt received in debt exchanges ($31 million principal amount)	(23)	—	—
Interest received on holdings of affiliate debt (c)	252	—	—
Balance at end of period	(635)	(5,388)	—
Accumulated other comprehensive income (loss), net of tax effects:
Balance at beginning of period	160	15	(2)
Recognition in interest income of mark-to-market valuations of investments in affiliate debt upon distribution to EFH Corp. (d)	(185)	—	—
Changes in fair values of investments in debt securities of affiliates	—	145	40
Unrecognized gains (losses) related to pension and other retirement benefit plans assumed by Oncor	(16)	(2)	—
Other effects related to Oncor	2	2	(23)
Balance at end of period	(39)	160	15
Total membership interests at end of period	$(1,822)	$(179)	$5,805
_____________

(a)
Represents the effect of a net reduction of $420 million, $259 million and $142 million in 2013, 2012 and 2011, respectively, of debt pushed down from EFH Corp. (Note 6) and related interest and income tax effects.

(b)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of equity interests in Oncor.

(c)	Includes $244 million related to EFH Corp. debt held and $8 million related to TCEH debt held. Income tax effect of $88 million on cash interest received reported as a capital transaction.

(d)	Pre-tax amount is $284 million.

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References in this report to "the company" are to EFIH and/or its direct and indirect subsidiaries as apparent in the context. See "Glossary" for defined terms.

EFIH, a direct, wholly owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company with no operations or operating assets whose wholly owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell electricity to residential, business and other consumers in the north-central, eastern and western parts of Texas. EFIH has no reportable business segments. Oncor Holdings and its subsidiaries (the Oncor Ring-Fenced Entities) are not consolidated in EFIH's financial statements in accordance with consolidation accounting standards related to variable interest entities (VIEs) (see Note 3).

Various "ring-fencing" measures have been taken to enhance the credit quality of Oncor Holdings and Oncor. These measures serve to mitigate Oncor's and Oncor Holdings' credit exposure to the Texas Holdings Group, which includes EFIH, and to reduce the risk that the assets and liabilities of the Oncor Ring-Fenced Entities would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of Texas Holding Group's subsidiaries. Such measures include, among other things: Oncor's sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; the board of directors of Oncor Holdings and Oncor being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. Oncor and Oncor Holdings do not bear any liability for debt or contractual obligations of the Texas Holdings Group (including, but not limited to, EFIH's debt obligations), and vice versa. Accordingly, Oncor Holdings' operations are conducted, and its cash flows managed, independently from the Texas Holdings Group.

Bankruptcy Filing

As discussed further in Note 2, on April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, (the Debtors) filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). See Note 6 for discussion of debtor-in-possession financing and classification of debt as current liabilities.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with US GAAP. The consolidated financial statements have been prepared as if EFIH is a going concern but do not reflect the application of ASC 852, Reorganizations. EFIH's investment in Oncor Holdings does not meet accounting standards criteria for consolidation and is accounted for under the equity method (see Note 3). All intercompany items and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

Income Taxes

EFH Corp. files a US federal income tax return that includes the results of EFCH, EFIH, Oncor Holdings and TCEH. Oncor is a partnership for US federal income tax purposes and is not a corporate member of the EFH Corp. consolidated group. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities as required under accounting rules. (See Note 4).

Investment in Affiliate Debt

Investments in affiliate debt are classified as a reduction of membership interests effective December 31, 2012 (see Note 8). Prior to December 2012, investments in affiliate debt were classified as available-for-sale securities as assets in the balance sheet and were recorded at fair value with unrealized gains or losses recorded in other comprehensive income. EFIH evaluated its investment in affiliate debt for impairment and recorded an impairment loss if declines in fair value were deemed to be other than temporary, which occurred if it determined it would be unable to recover the carrying value of the investment. Impairments were accounted for as a reduction of interest income if related to the issuer's credit. If they were not related to the issuer's credit, the impairments were recorded in other comprehensive income.

Impairment of Equity Method Investments

EFIH evaluates its investment in Oncor Holdings when factors indicate that a decrease in the value of the investment has occurred that is not temporary. Indications of a loss in value include recurring operating losses of the investee or fair value measures that are less than carrying value. An impairment loss is recognized if the carrying value of the investment is greater than the fair value of the investment, and the loss is not deemed temporary. Fair value is determined primarily by discounted cash flows, supported by available market valuations, if applicable.

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

Push-Down of EFH Corp. Debt

In accordance with SEC Staff Accounting Bulletin (SAB) Topic 5-J, EFIH reflects amounts of certain EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes on its balance sheet and the related interest expense in its income statement. The amounts reflected on EFIH's balance sheet were calculated based upon the relative equity investment of EFCH and EFIH in their respective operating subsidiaries at the time of the Merger (see Note 6).

2.	SUBSEQUENT EVENT - BANKRUPTCY FILING

On April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, (the Debtors) filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). During the pendency of the Bankruptcy Filing (the Chapter 11 Cases), the Debtors will operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The Bankruptcy Filing resulted primarily from the adverse effects on EFH Corp.'s competitive businesses of lower wholesale electricity prices in ERCOT driven by the sustained decline in natural gas prices since mid-2008. Further, the remaining natural gas hedges that TCEH entered into when forward market prices of natural gas were significantly higher than current prices mature in 2014. These market conditions challenged the profitability and operating cash flows of EFH Corp.'s competitive businesses and resulted in the inability to support their significant interest payments and debt maturities, including the remaining debt obligations due in 2014, and to refinance and/or extend the maturities of their outstanding debt.

EFIH's sources of liquidity include interest on holdings of EFH Corp. and TCEH debt securities as well as loans/advances from EFH Corp. In consideration of the liquidity matters of EFH Corp.'s competitive operations and the resulting uncertainty of EFIH's ability to meet interest payments as they become due in the near term, there arose substantial doubt as to EFIH's ability to continue as a going concern without a restructuring of its debt.

In consideration of the liquidity matters discussed above, the report of EFIH's independent registered public accounting firm that accompanies its audited consolidated financial statements for the year ended December 31, 2013 included in this annual report contains an explanatory paragraph regarding the substantial doubt about EFIH's ability to continue as a going concern. The Bankruptcy Filing also constituted a default of EFIH's debt.

In 2013, EFH Corp. began to engage in discussions with certain creditors, including EFIH creditors, with respect to proposed changes to its capital structure, including the possibility of a consensual, prepackaged restructuring transaction. Because of the recent constructive nature of these discussions, TCEH elected not to make interest payments due in April 2014 totaling $123 million on certain debt obligations. Under the terms of the debt obligations that apply to the substantial majority of the missed interest payments, the lenders had the right to accelerate the payment of the debt if TCEH had not cured the default after an applicable grace period. In anticipation of the Bankruptcy Filing, on April 29, 2014, the Debtors entered into a Restructuring Support and Lock-Up Agreement (the Restructuring Support and Lock-Up Agreement) with various stakeholders in order to effect an agreed upon restructuring of the Debtors through a pre-arranged Chapter 11 plan of reorganization (the Restructuring Plan).

Restructuring Support and Lock-Up Agreement

General

In anticipation of the Bankruptcy Filing, on April 29, 2014, the Debtors, Texas Holdings and its general partner Texas Energy Future Capital Holdings LLC (TEF and, together with Texas Holdings, the Consenting Interest Holders) and the Consenting Creditors entered into the Restructuring Support and Lock-Up Agreement in order to effect an agreed upon restructuring of the Debtors through the Restructuring Plan.

Pursuant to the Restructuring Support and Lock-Up Agreement, the Consenting Interest Holders and Consenting Creditors agreed, subject to the terms and conditions contained in the Restructuring Support and Lock-Up Agreement, to support the Debtors’ proposed financial restructuring (the Restructuring Transactions), and further agreed to limit certain transfers of any ownership (including any beneficial ownership) in the equity interests of or claims held against the Debtors, including any such interests or claims acquired after executing the Restructuring Support and Lock-Up Agreement.

Material Restructuring Terms

The Restructuring Support and Lock-Up Agreement along with the accompanying term sheet sets forth the material terms of the Restructuring Transactions pursuant to which, in general:

TCEH First Lien Secured Claims

As a result of the Restructuring Transactions, holders of TCEH first lien secured claims will receive, among other things, their pro rata share of (i) 100% of the equity of TCEH consummated through a tax-free spin (in accordance with the Private Letter Ruling described below) in connection with TCEH's emergence from bankruptcy (Reorganized TCEH) and (ii) all of the net cash from the proceeds of the issuance of new long-term secured debt of Reorganized TCEH.

TCEH Unsecured Claims

As a result of the Restructuring Transactions, holders of general unsecured claims against EFCH, TCEH and its subsidiaries (including TCEH first lien deficiency claims, TCEH second lien claims and TCEH unsecured note claims) will receive their pro rata share of the unencumbered assets of TCEH.

EFIH First Lien and EFIH Second Lien Settlements

Certain holders of each of the EFIH 6.875% Notes and EFIH 10% Notes (such holders, the EFIH First Lien Note Parties) have agreed to voluntary settlements with respect to EFIH's and EFIH Finance's obligations under the EFIH First Lien Notes held by the EFIH First Lien Note Parties. Under the terms of the settlement, each EFIH First Lien Note Party has agreed to accept as payment in full of any claims arising out of its EFIH First Lien Notes an amount of loans under the EFIH First Lien DIP Facility (as discussed in Note 6) equal to the greater of (a) 105% of the principal amount on the EFIH First Lien Notes plus 101% of the accrued and unpaid interest at the non-default rate on such principal (which amount will be deemed to include the original issue discount) and (b) 104% of the principal amount of, plus accrued and unpaid interest at the non-default rate on, the EFIH First Lien Notes, in each case held by such EFIH First Lien Note Party. In addition, in the case of (b) above, each EFIH First Lien Note Party will be entitled to original issue discount paid in accordance with the EFIH First Lien Facility. No EFIH First Lien Note Party will receive any other fees, including commitment fees, paid in respect of the EFIH First Lien DIP Facility (such settlement, the EFIH First Lien Settlement).

Certain holders of each of the EFIH 11% Notes and EFIH 11.75% Notes (such holders, the EFIH Second Lien Note Parties) have agreed to voluntary settlements with respect to EFIH's and EFIH Finance's obligations under the EFIH Second Lien Notes held by the EFIH Second Lien Note Parties. Under the terms of the settlement, each EFIH Second Lien Note Party has agreed to accept as payment in full of any claims arising out of its EFIH Second Lien Notes, its pro rata share of an amount in cash equal to (i) 100% of the principal of EFIH Second Lien Notes held by such EFIH Second Lien Party plus (ii) 50% of the aggregate amount of any claim derived from or based upon make-whole or other similar provisions under the EFIH 11% Notes or EFIH 11.75% Notes (such settlement, the EFIH Second Lien Settlement).

As part of the EFIH Second Lien Settlement, a significant EFIH Second Lien Note Party, but not other EFIH Second Lien Note Parties, will have the right to receive up to $500 million of its payment under the EFIH Second Lien Settlement in the form of loans under the EFIH First Lien DIP Facility.

During the early portion of the Chapter 11 Cases, EFIH expects to 1) solicit agreement to and participation in each of the EFIH First Lien Settlement and EFIH Second Lien Settlements from holders of the remaining respective first and second lien notes and 2) initiate litigation to obtain entry of an order from the Bankruptcy Court disallowing the claims of any non-settling holders of the EFIH First Lien Notes and EFIH Second Lien Notes from or based on make-whole or other similar provisions under the respective notes. Following the completion of these solicitations, Non-Settling EFIH First Lien Holders and Non-Settling EFIH Second Lien Note Holders will receive their respective pro rata shares of cash from the proceeds of the EFIH First Lien DIP and EFIH Second Lien DIP Facilities (as described in Note 6).

EFIH Second Lien DIP Notes Offering

During the early portion of the Chapter 11 Cases, EFIH and EFIH Finance expect to offer (the EFIH Second Lien DIP Notes Offering) to all holders of EFIH Unsecured Notes and a significant EFIH Second Lien Note Party the right to purchase $1.9 billion aggregate principal amount of 8% Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Notes due 2016.

Backstop Commitment

In connection with the execution of the Restructuring Support and Lock-Up Agreement, certain holders of the EFIH Unsecured Notes (the Backstop Parties) have entered into a commitment letter with EFH Corp. and EFIH, dated April 29, 2014 (the Commitment Letter), pursuant to which such holders have committed, severally and not jointly, up to $2.0 billion in available funds (the Backstop Commitment) to purchase EFIH Second Lien DIP Notes. Any EFIH Second Lien DIP Notes not sold in the EFIH Second Lien DIP Notes Offering and the concurrent offering (unpurchased notes) will be purchased by the Backstop Parties, pro rata in proportion to their respective share of the Backstop Commitment. If any Backstop Party fails to satisfy its obligation to purchase its pro rata share of the unpurchased notes, the other Backstop Parties would have the right, but not the obligation, to purchase such unpurchased notes. The obligations under the Commitment Letter are not subject to the approval of the Oncor TSA Amendment (as described below) by the Bankruptcy Court.

Under the Commitment Letter and in consideration of the Backstop Commitment, EFIH agreed to pay the Backstop Parties fees consisting of (i) $40 million execution and approval fees payable at various milestones within the bankruptcy process and (ii) a fee equal to $100 million payable in the form of Non-Interest Bearing Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche B Notes due 2016 (EFIH Second Lien DIP Tranche B Notes) to be paid concurrently with the consummation of the EFIH Second Lien DIP Notes Offering. Other than with respect to the requirement not to pay interest and related mechanics and not trading together with any other debt, the EFIH Second Lien DIP Tranche B Notes are expected to have the same terms and conditions as the EFIH Second Lien DIP Notes.

In the event the EFIH Second Lien DIP Notes are repaid in cash prior to the effective date of the plan of reorganization (Effective Date), EFIH agreed to pay the Backstop Parties a termination fee of $380 million. In addition, if the EFIH Second Lien DIP Notes Offering is not consummated at the option of EFIH, EFIH agreed to pay the Backstop Parties a break-up fee of $60 million.

EFIH Unsecured Claims and EFH Corp. Unsecured Claims

On the Effective Date, all of the EFIH Unsecured Notes and EFH Corp. Unsecured Notes will be canceled. In full satisfaction of the claims under the EFIH Unsecured Notes and the EFH Corp. Unsecured Notes, (i) each holder of EFIH Unsecured Notes will receive its pro rata share of 98.0% of the equity interests of newly reorganized EFH Corp. (Reorganized EFH Corp.) (subject to dilution by the Equity Conversion as described below) and (ii) each holder of EFH Corp. Unsecured Notes will receive its pro rata share of 1.0% of the equity interests of Reorganized EFH Corp. (subject to dilution by the Equity Conversion).

Holders of the EFH Corp. Unsecured Notes will also receive on the Effective Date their pro rata share of either (A) if the Oncor TSA Amendment (described below) has then been approved, (1) $55 million in cash from EFIH, provided, however, that if the Oncor tax payments received by EFIH under the Oncor TSA Amendment through the Effective Date are less than 80% of projected amounts, the $55 million payment will be reduced on a dollar for dollar basis by the amount of such shortfall, and (2) cash on hand at EFH Corp. (not including the settlement payment in clause (1) hereof); or (B) if the Oncor TSA Amendment has not then been approved, all assets of EFH Corp., including cash on hand but excluding the equity interests in EFIH.

EFH Corp. Equity Interests

On the Effective Date, all of the equity interests in EFH Corp. (EFH Corp. Interests) will be canceled. In full satisfaction of the claims under the EFH Corp. Interests, each holder of EFH Corp. Interests will receive its pro rata share of 1.0% of the equity interests of Reorganized EFH Corp. (subject to dilution by the Equity Conversion).

Equity Conversion

On the Effective Date, the EFIH Second Lien DIP Notes will automatically convert (Equity Conversion) on a pro rata basis into approximately 64% of the equity interests of Reorganized EFH Corp.

Oncor TSA Amendment

The Restructuring Support and Lock-Up Agreement provides that the Debtors will request authority from the Bankruptcy Court to amend, or otherwise assign the right to payments under, the Oncor Tax Sharing Agreement (the Oncor TSA Amendment) to provide that any payment required to be made to EFH Corp. under the Oncor Tax Sharing Agreement after March 31, 2014, will instead be made to EFIH. Any tax payments received by EFH Corp. before the Bankruptcy Court enters or denies an order authorizing the Oncor TSA Amendment will be deposited by EFH Corp. into a segregated account until the earlier of (i) the date the Bankruptcy Court enters the order authorizing the Oncor TSA Amendment, in which case such amounts will be remitted to EFIH, or (ii) the date the Bankruptcy Court denies authorization of the Oncor TSA Amendment, in which case such amounts will be remitted to EFH Corp.

The Oncor TSA Amendment will automatically terminate and be of no further force and effect in the event that the Commitment Letter is terminated by the Backstop Parties; provided, however, that any amounts that were paid to EFIH in accordance with the Oncor TSA Amendment before its termination will be retained by EFIH if the Commitment Letter terminates or the EFIH Second Lien DIP Facility is not fully funded in accordance with its terms (i.e., except as a result of a breach by the Backstop Parties). Neither EFH Corp. nor EFIH will have the right to terminate or modify the Oncor TSA Amendment during the Chapter 11 Cases if the EFIH Second Lien DIP Facility is consummated.

If the Bankruptcy Court has not approved the Oncor TSA Amendment within 90 days after the Petition Date, the interest rate on the EFIH Second Lien DIP Tranche A-1 Notes, EFIH Second Lien DIP Tranche A-2 Notes and EFIH Second Lien DIP Tranche A-3 Notes will increase by 4.0% with such additional interest to be paid-in-kind (compounded quarterly) until such approval is received from the Bankruptcy Court. If the Bankruptcy Court has not approved the Oncor TSA Amendment by May 1, 2015, each holder of EFIH Second Lien DIP Notes will receive additional EFIH Second Lien DIP Notes equal to 10.0% of the amount of EFIH Second Lien DIP Notes held by such holder.

Private Letter Ruling

The Restructuring Support and Lock-Up Agreement provides that EFH Corp. will file a request with the IRS for a private letter ruling (Private Letter Ruling) that, among other things, will provide (a) that (i) the transfer by TCEH of all of its assets and its ordinary course operating liabilities to Reorganized TCEH, (ii) the transfer by the Debtors to Reorganized TCEH of certain operating assets and liabilities that are reasonably necessary to the operation of Reorganized TCEH and (iii) the distribution by TCEH of (A) the equity it holds in Reorganized TCEH and (B) the cash proceeds TCEH receives from Reorganized TCEH to the holders of TCEH First Lien Claims, will qualify as a "reorganization" within the meaning of Sections 368(a)(1)(G) , 355 and 356 of the Code and (b) for certain other rulings under Sections 368(a)(1)(G) and 355 of the Code.

There are various conditions precedent to the restructuring transactions under the Restructuring Support and Lock-Up Agreement including, but not limited to the receipt of the Private Letter Ruling, requisite regulatory approvals and orders from the Bankruptcy Court.

Operation and Implications of the Chapter 11 Cases

Subject to certain exceptions, under the Bankruptcy Code, the Bankruptcy Filing automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Accordingly, although the Bankruptcy Filing triggered defaults on the Debtors' debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all of the Debtors' prepetition liabilities are subject to settlement under the Bankruptcy Code.

Following the Petition Date, the Debtors intend to seek approval from the Bankruptcy Court to pay or otherwise honor certain prepetition obligations generally designed to stabilize their operations. These obligations relate to certain employee wages and benefits, taxes, certain customer programs and certain obligations to vendors and hedging and trading counterparties. The Debtors intend to continue paying claims arising after the Petition Date in the ordinary course of business.

The Debtors have retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise them in connection with the Chapter 11 Cases and certain other professionals to provide services and advice in the ordinary course of business. From time to time, the Debtors may seek Bankruptcy Court approval to retain additional professionals. The Debtors have incurred and expect to continue to incur significant costs associated with the Chapter 11 Cases and our reorganization, but we cannot accurately predict the effect the Chapter 11 Cases will have on our liquidity, operations, financial position and results of operations.

The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. EFIH's ability to continue as a going concern is contingent upon its ability to comply with the financial and other covenants contained in the debtor-in-possession financing (DIP Facilities, described below), the Bankruptcy Court's approval of the Restructuring Plan or another Chapter 11 plan and its ability to successfully implement the Restructuring Plan or another Chapter 11 plan and obtain new financing, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facilities), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the Restructuring Plan or another Chapter 11 plan could materially change the amounts and classifications of assets and liabilities reported in EFIH's consolidated financial statements.

Financing During the Chapter 11 Cases

As discussed in Note 6, EFIH intends to file motions with the Bankruptcy Court for approval of the EFIH DIP Facilities. The EFIH First Lien DIP Facility provides for $5.4 billion in senior secured, super-priority financing. The EFIH Second Lien DIP Facility provides for $1.9 billion in secured, super-priority financing.

Chapter 11 Plan

A Chapter 11 plan (including the Restructuring Plan) determines the rights and satisfaction of claims of various creditors and security holders and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the Chapter 11 plan is confirmed. The Debtors currently expect that any proposed Chapter 11 plan (including the Restructuring Plan) will provide, among other things, mechanisms for settlement of claims against the Debtors' estates, treatment of EFH Corp.'s existing equity holders and the Debtors' respective existing debt holders, potential income tax liabilities and certain corporate governance and administrative matters pertaining to a reorganized EFH Corp. and EFIH. Any proposed Chapter 11 plan will (and the Restructuring Plan may) be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Debtors' creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure approval for the Restructuring Plan or any other Chapter 11 plan from the Bankruptcy Court or that any Chapter 11 plan will be accepted by the Debtors' creditors.

In order for the Debtors to emerge successfully from the Chapter 11 Cases as reorganized companies, they must obtain approval from the Bankruptcy Court and certain of their respective creditors for a Chapter 11 plan, which will enable each of the Debtors to transition from the Chapter 11 Cases into reorganized companies conducting ordinary course operations outside of bankruptcy. In connection with an exit from bankruptcy, EFIH will require a new credit facility, or "exit financing." EFIH's ability to obtain such approval, and EFIH's ability to obtain such financing will depend on, among other things, the timing and outcome of various ongoing matters in the Chapter 11 Cases.

Regulatory Requirements Related to the Bankruptcy Filing — Pursuant to the Bankruptcy Code, the Debtors intend to comply with all applicable regulatory requirements, including all requirements related to environmental and safety law compliance, during the pendency of the Chapter 11 Cases. In addition, the Debtors will seek all necessary and appropriate regulatory approvals necessary to consummate any transactions proposed in the Chapter 11 plan. Moreover, to the extent the Debtors either maintain insurance policies or self-insure their regulatory compliance obligations, the Debtors intend to continue such insurance policies or self-insurance in the ordinary course of business.

3.	INVESTMENT IN ONCOR HOLDINGS

EFIH has an equity investment in Oncor Holdings, which holds an approximate 80% interest in Oncor. Oncor Holdings is considered a variable interest entity (VIE). A VIE is an entity with which EFIH has a relationship or arrangement that indicates some level of control over the entity or results in economic risks to it. Accounting standards require consolidation of a VIE if EFIH has (a) the power to direct the significant activities of the VIE and (b) the right or obligation to absorb profit and loss from the VIE (primary beneficiary). In determining the appropriateness of consolidation of a VIE, EFIH evaluates its purpose, governance structure, decision making processes and risks that are passed on to its interest holders. EFIH also examines the nature of any related party relationships among the interest holders of the VIE and the nature of any special rights granted to the interest holders of the VIE.

EFIH does not consolidate Oncor Holdings and instead accounts for it as an equity method investment because the structural and operational "ring-fencing" measures discussed in Note 1 prevent it from having power to direct the significant activities of Oncor Holdings or Oncor. In accordance with accounting standards, EFIH accounts for its investment in Oncor Holdings under the equity method, as opposed to the cost method, based on its level of influence over its activities.

In reaching the conclusion to deconsolidate, EFIH conducted an extensive analysis of Oncor Holdings' underlying governing documents and management structure. Oncor Holdings' unique governance structure was adopted in conjunction with the Merger, when the Sponsor Group, EFH Corp. and Oncor agreed to implement structural and operational measures to "ring-fence" (the Ring-Fencing Measures) Oncor Holdings and Oncor as discussed in Note 1. The Ring-Fencing Measures were designed to prevent, among other things, (i) increased borrowing costs at Oncor due to the attribution to Oncor of debt from any of EFH Corp.'s other subsidiaries, (ii) the activities of EFH Corp.'s competitive operations following the Merger resulting in the deterioration of Oncor's business, financial condition and/or investment in infrastructure, and (iii) Oncor becoming substantively consolidated into a bankruptcy proceeding involving any member of the Texas Holdings Group. The Ring-Fencing Measures effectively separate the daily operational and management control of Oncor Holdings and Oncor from EFH Corp. and its other subsidiaries. By implementing the Ring-Fencing Measures, Oncor maintained its investment grade credit rating following the Merger, and EFH Corp. reaffirmed Oncor's independence from its competitive businesses to the PUCT.

EFIH determined the most significant activities affecting the economic performance of Oncor Holdings (and Oncor) are the operation, maintenance and growth of Oncor's electric transmission and distribution assets and the preservation of its investment grade credit profile. The boards of directors of Oncor Holdings and Oncor have ultimate responsibility for the management of the day-to-day operations of their respective businesses, including the approval of Oncor's capital expenditure and operating budgets and the timing and prosecution of Oncor's rate cases. While both boards include members appointed by EFH Corp., a majority of the board members are independent in accordance with rules established by the New York Stock Exchange, and therefore, EFIH concluded for purposes of applying the amended accounting standards that EFH Corp. does not have the power to control the activities deemed most significant to Oncor Holdings' (and Oncor's) economic performance.

In assessing EFIH's ability to exercise control over Oncor Holdings and Oncor, EFIH considered whether it could take actions to circumvent the purpose and intent of the Ring-Fencing Measures (including changing the composition of Oncor Holdings' or Oncor's board) in order to gain control over the day-to-day operations of either Oncor Holdings or Oncor. EFIH also considered whether (i) it has the unilateral power to dissolve, liquidate or force into bankruptcy either Oncor Holdings or Oncor, (ii) it could unilaterally amend the Ring-Fencing Measures contained in the underlying governing documents of Oncor Holdings or Oncor, and (iii) it could control Oncor's ability to pay distributions and thereby enhance its own cash flow. EFIH concluded that, in each case, no such opportunity exists.

The carrying value of EFIH's variable interest in Oncor Holdings totaled $5.950 billion and $5.842 billion at December 31, 2013 and December 31, 2012, respectively, and is reported as investment in Oncor Holdings in its balance sheet. EFIH's maximum exposure to loss from this investment does not exceed its carrying value.

See Note 9 for discussion of Oncor Holdings' and Oncor's transactions with EFH Corp. and its other subsidiaries.

Distributions from Oncor Holdings — Oncor Holdings' distributions of earnings to EFIH totaled $213 million, $147 million and $116 million for the years ended December 31, 2013, 2012 and 2011, respectively. Distributions may not be paid except to the extent Oncor maintains a required regulatory capital structure as discussed below. At December 31, 2013, $192 million was eligible to be distributed to Oncor's members after taking into account the regulatory capital structure limit, of which approximately 80% relates to EFIH's ownership interest in Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the applicable board determines in good faith that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings.

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

Oncor's distributions are limited by its regulatory capital structure, which is required to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At December 31, 2013, Oncor's regulatory capitalization ratio was 58.7% debt and 41.3% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility's debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes bonds issued by Oncor Electric Delivery Transition Bond Company LLC, which were issued in 2003 and 2004 to recover specific generation-related regulatory assets and other qualified costs. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).

Oncor Holdings Financial Statements — Condensed statements of consolidated income of Oncor Holdings and its subsidiaries for the years ended December 31, 2013, 2012 and 2011 are presented below:

	Year Ended December 31,
	2013	2012	2011
Operating revenues	$3,552	$3,328	$3,118
Operation and maintenance expenses	(1,269)	(1,171)	(1,097)
Depreciation and amortization	(814)	(771)	(719)
Taxes other than income taxes	(424)	(415)	(400)
Other income	18	26	30
Other deductions	(15)	(64)	(9)
Interest income	4	24	32
Interest expense and related charges	(371)	(374)	(359)
Income before income taxes	681	583	596
Income tax expense	(259)	(243)	(236)
Net income	422	340	360
Net income attributable to noncontrolling interests	(87)	(70)	(74)
Net income attributable to Oncor Holdings	$335	$270	$286

Assets and liabilities of Oncor Holdings at December 31, 2013 and 2012 are presented below:

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$28	$45
Restricted cash	52	55
Trade accounts receivable — net	385	338
Trade accounts and other receivables from affiliates	135	53
Income taxes receivable from EFH Corp.	16	—
Inventories	65	73
Accumulated deferred income taxes	32	26
Prepayments and other current assets	82	82
Total current assets	795	672
Restricted cash	16	16
Other investments	91	83
Property, plant and equipment — net	11,902	11,318
Goodwill	4,064	4,064
Regulatory assets — net	1,324	1,788
Other noncurrent assets	71	78
Total assets	$18,263	$18,019
LIABILITIES
Current liabilities:
Short-term borrowings	$745	$735
Long-term debt due currently	131	125
Trade accounts payable — nonaffiliates	178	121
Income taxes payable to EFH Corp.	23	34
Accrued taxes other than income	169	153
Accrued interest	95	95
Other current liabilities	135	110
Total current liabilities	1,476	1,373
Accumulated deferred income taxes	1,905	1,736
Long-term debt, less amounts due currently	5,381	5,400
Other noncurrent liabilities and deferred credits	1,822	2,023
Total liabilities	$10,584	$10,532

4.	INCOME TAXES

EFH Corp. files a US federal income tax return that includes the results of EFCH, EFIH, Oncor Holdings and TCEH. Oncor is a partnership for US federal income tax purposes and is not a corporate member of the EFH Corp. consolidated group.

EFH Corp. and its subsidiaries (including EFCH, EFIH, and TCEH, but not including Oncor Holdings and Oncor) are parties to a Federal and State Income Tax Allocation Agreement, which provides for the computation of income tax liabilities and benefits, and among other things, that each of EFCH, EFIH, TCEH and any other subsidiaries under the agreement is required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. Accordingly, EFIH's income tax expense and related balance sheet amounts are recorded as if EFIH files its own corporate income tax returns. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities as required under accounting rules. Income tax assets and liabilities related to pushed down debt are settled as membership interests transactions.

EFH Corp., Oncor Holdings, Oncor and Oncor's third-party minority investor are parties to a separate Federal and State Income Tax Allocation Agreement, which governs the computation of federal income tax liability among such parties, and similarly provides, among other things, that each of Oncor Holdings and Oncor will pay EFH Corp. its share of an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return.

The components of EFIH's income tax expense (benefit) are as follows:

	Year Ended December 31,
	2013	2012	2011
Current:
US Federal	$(115)	$25	$72
State	1	4	3
Deferred:
US Federal	(55)	(2)	(2)
Total income tax expense (benefit)	$(169)	$27	$73

Reconciliation of income taxes computed at the US federal statutory rate to income tax expense (benefit) recorded:

	Year Ended December 31,
	2013	2012	2011
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiaries	$(606)	$72	$204
Income taxes at the US federal statutory rate of 35%	(212)	25	72
Nondeductible reserve for tax receivable from EFH Corp.	38	—	—
Other	5	2	1
Income tax expense (benefit)	$(169)	$27	$73
Effective rate	27.9%	37.5%	35.8%

Deferred Income Tax Balances

Deferred income taxes provided for temporary differences based on tax laws in effect at December 31, 2013 and 2012 are as follows:

	December 31,
	2013			2012
	Total	Current	Noncurrent	Total	Current	Noncurrent
Deferred Income Tax Assets:
Accrued interest	$3	$—	$3	$5	$—	$5
Debt extinguishment gains (Note 6)	49	—	49	75	—	75
Debt fair value discount	1	—	1	—	—	—
Total	53	—	53	80	—	80
Deferred Income Tax Liabilities:
Debt extinguishment gains related to pushed down debt of EFH Corp. (Note 6)	103	26	77	104	—	104
Debt fair value discount	—	—	—	85	—	85
Total	103	26	77	189	—	189
Net Accumulated Deferred Income Tax Liability	$50	$26	$24	$109	$—	$109

For the year ended December 31, 2013, EFIH generated a net operating loss (NOL) carryforward for federal income tax purposes of $328 million. Under the Federal and State Income Tax Allocation Agreement, EFIH had recorded a current income tax receivable from EFH Corp., which totaled $110 million at December 31, 2013, because EFH Corp. utilized the loss to offset current taxable partnership income from Oncor. See Note 5 for discussion of the reserve recorded against the income tax receivable.

5.	RESERVE FOR INCOME TAX RECEIVABLE

On April 29, 2014, EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. At December 31, 2013, EFIH had an income tax receivable from EFH Corp. that arose under the Federal and State Income Tax Allocation Agreement, as described in Note 4, totaling $110 million. In the fourth quarter 2013, EFIH fully reserved the income tax receivable because of the significant uncertainty regarding its ultimate settlement. The charge was reported in other deductions.

6.	DEBT

Debtor-In-Possession (DIP) Facilities

EFIH First Lien DIP Facility — EFIH has received a binding commitment and agreements to participate, subject to certain customary conditions, for $5.4 billion first-lien DIP facility described below (the EFIH First Lien DIP Facility). EFIH intends to file a motion with the Bankruptcy Court for approval of the EFIH First Lien DIP Facility. In general, the commitment from the financial institution would terminate (unless waived by the lenders) within 10 business days from the Petition Date in the event the Bankruptcy Court has not issued an interim order approving such financing.

The proposed EFIH First Lien DIP Facility is a Senior Secured, Super-Priority Credit Agreement by and among the EFIH Debtors, the lenders that are party thereto from time to time and an administrative and collateral agent.

See Note 2 for further discussion regarding the Restructuring Support and Lock-Up Agreement, the EFIH First Lien Settlement and the EFIH First Lien DIP Facility.

The principal amounts outstanding under the EFIH First Lien DIP Facility bear interest based on applicable LIBOR or base rates plus applicable margins as set forth in the EFIH First Lien DIP Facility. The EFIH First Lien DIP Facility also provides for certain additional fees payable to the agents and lenders, as well as availability fees payable with respect to any unused portions of the available EFIH First Lien DIP Facility.

The EFIH First Lien DIP Facility will mature on the twenty-fourth month after the closing date of the EFIH First Lien DIP Facility. The maturity date may be extended to the thirtieth month after the closing date of the EFIH First Lien DIP Facility subject to the satisfaction of certain conditions, including the payment of a 25 basis points extension fee, a requirement that an acceptable plan of reorganization has been filed on or prior to such extension and the availability of certain metrics of liquidity applicable to the EFIH Debtors.

EFIH's obligations under the EFIH First Lien DIP Facility will be secured by a first lien covering substantially all of EFIH's assets, rights and properties, subject to certain exceptions set forth in the EFIH First Lien DIP Facility. The EFIH First Lien DIP Facility provides that all obligations thereunder will constitute administrative expenses in the Chapter 11 Cases, with administrative priority and senior secured state under Section 364(c) and 364(d) of the Bankruptcy Code and, subject to certain exceptions set forth in the EFIH First Lien DIP Facility, will have priority over any and all administrative expense claims, unsecured claims and costs and expenses in the Chapter 11 Cases.

The EFIH First Lien DIP Facility provides for affirmative and negative covenants applicable to the EFIH Debtors, including affirmative covenants requiring the EFIH Debtors to provide financial information, budgets and other information to the agents under the EFIH First Lien DIP Facility, and negative covenants restricting the EFIH Debtors' ability to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions, in each case except as permitted in the EFIH First Lien DIP Facility. EFIH's ability to borrow under the EFIH First Lien DIP Facility is subject to the satisfaction of certain customary conditions precedent set forth therein. The Oncor Ring-Fenced Entities will not be restricted subsidiaries for purposes of the EFIH First Lien DIP Facility.

The EFIH First Lien DIP Facility provides for certain customary events of default, including events of default resulting from non-payment of principal, interest or other amounts when due, material breaches of representations and warranties, material breaches of covenants in the EFIH First Lien DIP Facility or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against EFIH. The EFIH First Lien DIP Facility also includes an event of default that may arise from its failure to meet a minimum liquidity test. Upon the existence of an event of default, the EFIH First Lien DIP Facility provides that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

EFIH Second Lien DIP Facility — The EFIH Second Lien DIP Facility provides for a secured, super-priority term loan in the amount of $1.9 billion. The proposed EFIH Second Lien DIP Facility is a Secured, Super-Priority Credit Agreement by and among the EFIH Debtors, the lenders that are party thereto from time to time and an administrative and collateral agent. On the Effective Date, the EFIH Second Lien DIP Notes will automatically convert (Equity Conversion) on a pro rata basis into approximately 64% of the equity interests of newly reorganized EFH Corp (Reorganized EFH Corp.)

See Note 2 for further discussion of the Restructuring Support and Lock-Up Agreement, the EFIH Second Lien DIP Notes Offering and the Backstop Commitment received from certain holders of the EFIH Unsecured Notes.

The principal amounts outstanding under the EFIH Second Lien DIP Facility bear interest based on applicable LIBOR or base rates plus applicable margins as set forth in the EFIH Second Lien DIP Facility subject to certain adjustments if the Bankruptcy Court has not approved the Oncor TSA Amendment within 90 days after the Petition Date.

The EFIH Second Lien DIP Facility will mature on the twenty-fourth month after the closing date of the EFIH Second Lien DIP Facility.

EFIH's obligations under the EFIH Second Lien DIP Facility will be secured by a second lien covering substantially all of EFIH's assets, rights and properties, subject to certain exceptions set forth in the EFIH Second Lien DIP Facility. The EFIH Second Lien DIP Facility provides that all obligations thereunder will constitute administrative expenses in the Chapter 11 Cases, with administrative priority and senior secured state under Section 364(c) and 364(d) of the Bankruptcy Code and, subject to certain exceptions set forth in the EFIH Second Lien DIP Facility, will have priority over any and all administrative expense claims, unsecured claims and costs and expenses in the Chapter 11 Cases.

The EFIH Second Lien DIP Facility provides for affirmative and negative covenants applicable to the EFIH Debtors, including affirmative covenants requiring the EFIH Debtors to provide financial information, budgets and other information to the agents under the EFIH Second Lien DIP Facility, and negative covenants restricting the EFIH Debtors' ability to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions, in each case except as permitted in the EFIH Second Lien DIP Facility. EFIH's ability to borrow under the EFIH Second Lien DIP Facility is subject to the satisfaction of certain customary conditions precedent set forth therein. The Oncor Ring-Fenced Entities will not be restricted subsidiaries for purposes of the EFIH Second Lien DIP Facility.

The EFIH Second Lien DIP Facility provides for certain customary events of default, including events of default resulting from non-payment of principal, interest or other amounts when due, material breaches of representations and warranties, material breaches of covenants in the EFIH Second Lien DIP Facility or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against EFIH. Upon the existence of an event of default, the EFIH Second Lien DIP Facility provides that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

Debt

The Bankruptcy Filing constituted an event of default under the indentures governing the debt instruments listed below and those debt obligations became immediately due and payable. As a result, the accompanying consolidated balance sheet as of December 31, 2013 presents all debt classified as current. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Debtors as a result of the default.

At December 31, 2013 and 2012, debt consisted of the following:

	December 31,
	2013	2012
Debt issued by EFIH:
6.875% Fixed Senior Secured First Lien Notes due August 15, 2017	$503	$503
10% Fixed Senior Secured First Lien Notes due December 1, 2020	3,482	2,180
11% Fixed Senior Secured Second Lien Notes due October 1, 2021	406	406
11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022	1,750	1,750
11.25%/12.25% Senior Toggle Notes due December 1, 2018	1,566	1,304
9.75% Fixed Senior Notes due October 15, 2019	2	141
Unamortized premium	284	351
Unamortized discount	(146)	(131)
Total debt issued by EFIH	7,847	6,504
Pushed down debt (a):
9.75% EFH Corp. Fixed Senior Notes due October 15, 2019	—	57
10% EFH Corp. Fixed Senior Notes due January 15, 2020	—	331
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017	17	32
11.25%/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017	13	30
Total pushed down debt	30	450
Total debt	$7,877	$6,954
________________

(a)	Represents 50% of the amount of these EFH Corp. securities guaranteed by EFIH and pushed down per the discussion below under "Guarantees and Push Down of EFH Corp. Debt."

Debt Related Activity in 2013

Principal amounts of debt issued in the year ended December 31, 2013 totaled $1.564 billion. These issuances consisted of $1.302 billion of EFIH 10% Notes issued in exchanges as discussed below, $173 million of EFIH Toggle Notes issued though the PIK election, in lieu of making cash interest payments, and $89 million of EFIH Toggle Notes issued in debt exchanges as discussed below.

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

In the first quarter 2013, EFIH distributed to EFH Corp. $6.360 billion principal amount of EFH Corp. debt that it previously received in debt exchanges, including $1.235 billion received in January 2013. EFH Corp. cancelled the notes, leaving $1.361 billion principal amount of affiliate debt still held by EFIH. The distribution included $3.474 billion principal amount of EFH Corp. Toggle Notes, $1.715 billion principal amount of EFH Corp. 10.875% Notes, $1.058 billion principal amount of EFH Corp. 10% Notes and $113 million principal amount of EFH Corp. 9.75% Notes.

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

Debt Related Activity in 2012

Principal amounts of debt issued in the year ended December 31, 2012 totaled $3.557 billion. These issuances consisted of $1.750 billion of EFIH 11.75% Notes as discussed below, $1.304 billion of EFIH Toggle Notes issued in exchanges as discussed below and $503 million of EFIH 6.875% Notes as discussed below.

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

In the fourth quarter 2012, EFIH distributed to EFH Corp. $158 million principal amount ($160 million carrying amount) of EFH Corp. debt that it previously received in debt exchanges. EFH Corp. cancelled the notes. The distribution included $119 million principal amount of EFH Corp. Toggle Notes and $39 million principal amount of EFH 10.875% Notes.

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

Issuances of EFIH 6.875% Senior Secured Notes — In October 2012, EFIH and EFIH Finance issued $253 million principal amount of 6.875% Senior Secured Notes due 2017 (EFIH 6.875% Notes). The offering was issued at a premium of $8 million, which will be amortized to interest expense over the life of the notes. In August 2012, EFIH and EFIH Finance issued $250 million principal amount of EFIH 6.875% Notes and $600 million principal amount of 11.75% Senior Secured Second Lien Notes due 2022 (EFIH 11.75% Notes). The EFIH 11.75% Notes are discussed further below. Of the net proceeds from the August 2012 issuances, $680 million was placed in escrow (and was reported as restricted cash in the balance sheet) and was issued as a distribution to EFH Corp. in January 2013, and EFH Corp. used the distribution and cash on hand to repay the balance of the TCEH Demand Notes, which totaled $698 million at December 31, 2012. Remaining proceeds from the August and October 2012 issuances were used for general corporate purposes.

Issuances of EFIH 11.75% Senior Secured Second Lien Notes — In February and August 2012, EFIH and EFIH Finance issued $1.150 billion and $600 million principal amount of EFIH 11.75% Notes, respectively. The February 2012 offerings were issued at a discount of $12 million, and the August 2012 offering was issued at a premium of $14 million, both of which will be amortized to interest expense over the life of the notes. The net proceeds from the February 2012 issuance were used to pay a $950 million distribution to EFH Corp., and the balance was retained as cash on hand. EFH Corp. used proceeds from the distribution to repay a portion of the demand notes payable by EFH Corp. to TCEH. Use of proceeds from the August 2012 issuance is discussed above in connection with the issuance of EFIH 6.875% Notes.

Guarantees and Push Down of EFH Corp. Debt

Merger-related debt of EFH Corp. and its subsidiaries consists of debt issued or existing at the time of the Merger. Debt issued in exchange for Merger-related debt is considered Merger-related. Debt issuances for cash are considered Merger-related debt to the extent the proceeds are used to repurchase Merger-related debt. EFCH and EFIH (excluding their subsidiaries) fully and unconditionally guarantee on a joint and several basis the Merger-related debt of EFH Corp. (parent). Such debt is subject to push down in accordance with SEC Staff Accounting Bulletin Topic 5-J, and as a result, a portion of such debt and related interest expense is reflected in EFIH's financial statements. Merger-related debt of EFH Corp. held by its subsidiaries is not subject to push down.

As a result of transactions in the first quarter 2013 discussed above and in Note 8, debt guaranteed and subject to push down at December 31, 2013 totals $60 million and consists of $33 million principal amount of EFH Corp. 10.875% Senior Notes and $27 million principal amount of EFH Corp. 11.25%/12.00% Senior Toggle Notes. The amount reflected in EFIH's balance sheet as pushed down debt ($30 million and $450 million at December 31, 2013 and December 31, 2012, respectively, as shown in the debt table above) represents 50% of the principal amount of the EFH Corp. Merger-related debt guaranteed. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., EFIH records the settlement of such amounts as noncash capital contributions from EFH Corp.

Payments of interest by EFH Corp. on debt pushed down totaled $23 million, $53 million and $60 million in the years ended December 31, 2013, 2012 and 2011, respectively.

The following table presents an analysis of the total outstanding principal amount of EFH Corp. debt guaranteed by EFCH and EFIH at December 31, 2012 and December 31, 2013, respectively.

	December 31, 2012
Securities Guaranteed (principal amounts)	Held by EFIH	Subject to Push Down	Not Merger-Related	Total Guaranteed	Debt Cancelled in 2013 (c)	Total Guaranteed December 31, 2013 (d)
EFH Corp. 9.75% Senior Notes (a)	$—	$115	$—	$115	$113	$—
EFH Corp. 10% Senior Notes (a)	—	661	400	1,061	1,058	—
EFH Corp. 10.875% Senior Notes	1,685	64	—	1,749	1,715	33
EFH Corp. 11.25%/12.00% Senior Toggle Notes	3,441	60	—	3,501	3,474	27
Subtotal	$5,126	$900	$400	6,426	$6,360	60
TCEH Demand Notes (b)				698		—
Total				$7,124		$60
________________

(a)	As a result of transactions completed in the first quarter 2013, as discussed above, the guarantees of the EFH Corp. 9.75% Notes and EFH Corp. 10% Notes were eliminated.

(b)	The TCEH Demand Notes were settled in January 2013. See Note 9.

(c)	See Note 8 for discussion of debt distributions and cancellations.

(d)	These amounts are subject to push down.

Information Regarding Other Significant Outstanding Debt

EFIH 6.875% Senior Secured Notes — At December 31, 2013, the principal amount of the EFIH 6.875% Notes totaled $503 million. These notes have a maturity date in August 2017, with interest payable in cash semiannually in arrears on February 15 and August 15 at a fixed rate of 6.875% per annum. The EFIH 6.875% Notes are secured on a first-priority basis by EFIH's pledge of its 100% ownership of the membership interests in Oncor Holdings (the EFIH Collateral) on an equal and ratable basis with the EFIH 10% Notes.

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

The EFIH 6.875% Notes were issued in private placements and are not registered under the Securities Act. EFIH had agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH 6.875% Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable notes for the EFIH 6.875% Notes. Because the exchange offer was not completed, the annual interest rate on the EFIH 6.875% Notes increased by 25 basis points (to 7.125%) on August 15, 2013 and by an additional 25 basis points (to 7.375%) on November 15, 2013.

EFIH 10% Senior Secured Notes — At December 31, 2013, the principal amount of the EFIH 10% Notes totaled $3.482 billion. The notes have a maturity date in December 2020, with interest payable in cash semiannually in arrears on June 1 and December 1 at a fixed rate of 10% per annum. The notes are secured by the EFIH Collateral on an equal and ratable basis with the EFIH 6.875% Notes.

The EFIH 10% Notes are senior obligations of EFIH and rank equally in right of payment with all existing and future senior indebtedness of EFIH, including the EFIH 6.875% Notes. The EFIH 10% Notes have substantially the same terms as the EFIH 6.875% Notes. The holders of the EFIH 10% Notes vote as a separate class from the holders of the EFIH 6.875% Notes.

The $1.302 billion of EFIH 10% Notes issued in January 2013 were issued in private placements and are not registered under the Securities Act. EFIH had agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH 10% Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable notes for the EFIH 10% Notes. Because the exchange offer was not completed, the annual interest rate on the EFIH 10% Notes increased by 25 basis points (to 10.25%) on January 30, 2014 and will increase by an additional 25 basis points (to 10.50%) on April 30, 2014.

EFIH 11% Senior Secured Second Lien Notes — At December 31, 2013, the principal amount of the EFIH 11% Notes totaled $406 million. The notes have a maturity date in October 2021, with interest payable in cash semiannually in arrears on May 15 and November 15 at a fixed rate of 11% per annum. The EFIH 11% Notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11.75% Notes.

The EFIH 11% Notes are senior obligations of EFIH and EFIH Finance and rank equally in right of payment with all senior indebtedness of EFIH and are effectively senior in right of payment to all existing or future unsecured debt of EFIH to the extent of the value of the EFIH Collateral. The notes have substantially the same terms as the EFIH 11.75% Notes discussed below, and the holders of the EFIH 11% Notes will generally vote as a single class with the holders of the EFIH 11.75% Notes.

EFIH 11.75% Senior Secured Second Lien Notes — At December 31, 2013, the principal amount of the EFIH 11.75% Notes totaled $1.750 billion. These notes have a maturity date in March 2022, with interest payable in cash semiannually in arrears on March 1 and September 1 at a fixed rate of 11.75% per annum. The EFIH 11.75% Notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11% Notes. The EFIH 11.75% Notes have substantially the same covenants as the EFIH 11% Notes, and the holders of the EFIH 11.75% Notes will generally vote as a single class with the holders of the EFIH 11% Notes.

The EFIH 11.75% Notes were issued in private placements and are not registered under the Securities Act. EFIH had agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH 11.75% Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable notes for the EFIH 11.75% Notes. Because the exchange offer was not completed, the annual interest rate on the EFIH 11.75% Notes increased by 25 basis points (to 12.00%) on February 6, 2013 and by an additional 25 basis points (to 12.25%) on May 6, 2013.

EFIH 11.25%/12.25% Senior Toggle Notes — At December 31, 2013, the principal amount of the EFIH Toggle Notes totaled $1.566 billion. These notes have a maturity date in December 2018, with interest payable semiannually in arrears on June 1 and December 1 at a fixed rate of 11.25% per annum for cash interest and 12.25% per annum for PIK Interest. The terms of the Toggle Notes include an election by EFIH, for any interest period until June 1, 2016, to pay interest on the Toggle Notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new EFIH Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. EFIH made its 2013 interest payments on the EFIH Toggle Notes by using the PIK feature of those notes.

The EFIH Toggle Notes were issued in private placements and are not registered under the Securities Act. EFIH had agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH Toggle Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable notes for the EFIH Toggle Notes. Because the exchange offer was not completed, the annual interest rate on the EFIH Toggle Notes increased by 25 basis points (to 11.50%) on December 6, 2013 and by an additional 25 basis points (to 11.75%) on March 6, 2014.

Material Cross Default/Acceleration Provisions — Certain of EFIH's financing arrangements contain provisions that result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could or does result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions. The Bankruptcy Filing triggered defaults on EFIH's debt obligations, but pursuant to the Bankruptcy Code, the creditors are stayed from taking any actions against the Debtors as a result of such defaults.

EFIH Collateral Trust Agreement — EFIH entered into a Collateral Trust Agreement, among EFIH, The Bank of New York Mellon Trust Company, N.A., as First Lien Trustee, the other Secured Debt Representatives named therein and the Collateral Trustee. The Collateral Trust Agreement governing the pledge of collateral generally provides that the holders of a majority of the debt secured by a first priority lien on the collateral, including the notes and other future debt incurred by EFH or EFIH secured by the collateral equally and ratably, have, subject to certain limited exceptions, the exclusive right to manage, perform and enforce the terms of the security documents securing the rights of secured debt holders in the collateral, and to exercise and enforce all privileges, rights and remedies thereunder.

Fair Value of Debt

At December 31, 2013 and December 31, 2012, the estimated fair value of EFIH's debt (including pushed down debt) totaled $7.849 billion and $7.258 billion, respectively, and the carrying amount totaled $7.877 billion and $6.954 billion, respectively. EFIH determines fair value in accordance with accounting standards and at December 31, 2013 its debt fair value represents Level 2 valuations. EFIH obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

7.	COMMITMENTS AND CONTINGENCIES

Guarantees

See Note 6 for discussion of EFIH's guarantees of certain EFH Corp. debt.

Legal Proceedings

From time to time, EFIH may be involved in various legal and administrative proceedings in the normal course of business the ultimate resolutions of which, in the opinion of management, should not have a material effect upon its financial condition, results of operations or liquidity.

8.	MEMBERSHIP INTERESTS

Cash Distributions

In January 2013, EFIH's board of directors declared, and EFIH paid, a cash distribution to EFH Corp. of $680 million (which as of December 31, 2012 was recorded as restricted cash), which was used by EFH Corp. to settle the TCEH Demand Notes (see Note 9).

In February 2012, EFIH's board of directors declared, and EFIH paid, a cash distribution to EFH Corp. of $950 million, which was used by EFH Corp. to partially settle the TCEH Demand Notes. EFIH did not declare or pay any cash distributions for the year ended December 31, 2011.

Distribution Restrictions

The indentures governing the EFIH Notes include covenants that, among other things and subject to certain exceptions, have restricted EFIH's ability to pay dividends or make other distributions with respect to its membership interests. Accordingly, EFIH's net income has been restricted from being used to make distributions with respect to its membership interests unless such distributions were expressly permitted under the indentures. The indentures further restricted EFIH from making any distribution to EFH Corp. for the ultimate purpose of making a dividend on EFH Corp.'s common stock unless at the time, and after giving effect to such distribution, its consolidated leverage ratio was equal to or less than 6.0 to 1.0. Under the indentures governing the EFIH Notes, the term "consolidated leverage ratio" is defined as the ratio of EFIH's consolidated total debt (as defined in the indentures) to EFIH's Adjusted EBITDA on a consolidated basis, including Oncor Holdings and its subsidiaries. EFIH's consolidated leverage ratio was 7.5 to 1.0 at December 31, 2013.

In addition, under applicable law, EFIH was prohibited from paying any distribution to the extent that immediately following payment of such distribution, it would be insolvent.

Noncash Distributions to EFH Corp.

See Notes 6 and "Affiliate Debt Held by EFIH" below for details of debt securities EFIH acquired in debt exchange transactions in December 2012 and January 2013 and securities returned to EFH Corp. The indentures governing EFIH's debt do not limit its ability to dividend EFH Corp. debt securities to EFH Corp. so long as EFIH received such securities in exchange for the issuance of EFIH debt.

In October 2011, EFIH distributed to EFH Corp. $53 million aggregate principal amount of EFH Corp. Toggle Notes. EFH Corp. cancelled the notes. The distribution was recorded as a reduction of membership interests in the amount of the carrying value of the notes ($45 million).

Equity Interests in Oncor

At December 31, 2013, ownership of Oncor's membership interests was as follows: 80.03% held indirectly by EFH Corp., 0.22% held indirectly by Oncor's management and board of directors and 19.75% held by Texas Transmission.

Capital Contributions

See Notes 1 and 6 for discussion of noncash contributions from EFH Corp. related to debt pushed down to EFIH in accordance with SEC Staff Accounting Bulletin Topic 5-J.

Affiliate Debt Held by EFIH

As a result of debt exchanges in 2009 through 2013, EFIH held debt securities of EFH Corp. and TCEH as presented in the table below. In December 2012, management determined that some or all of these securities may be returned as dividends to EFH Corp.; accordingly, the balances were reclassified at that time from investment in debt of affiliates and reported as a reduction of membership interests. The securities are no longer marked-to-market. Interest income is no longer accrued and interest received reduces the carrying value of the securities and thus increases membership interests. Interest received in 2013 totaled $252 million. As a result of the Bankruptcy Filing, EFIH does not expect to receive further interest payments on affiliate debt securities it holds.

Prior to December 2012, when the debt securities were reported as investment in debt of affiliates, the securities were classified as available for sale, interest was recorded in the income statement as interest income and unrealized gains or losses were recorded in other comprehensive income unless such losses were other than temporary, in which case they were recorded as impairments in net income.

In the first quarter 2013, EFIH distributed to EFH Corp. $6.360 billion principal amount ($5.778 billion carrying amount) of EFH Corp. debt that it previously received in debt exchanges, leaving $1.361 billion principal amount of affiliate debt still held by EFIH. EFH Corp. cancelled the notes. The $6.360 billion principal amount consisted of $5.125 billion of debt held at December 31, 2012 and $1.235 billion (of the $1.266 billion) received in debt exchanges in January 2013 (see Note 6). The distribution included $1.715 billion principal amount of EFH Corp. 10.875% Notes, $3.474 billion principal amount of EFH Corp. Toggle Notes, $1.058 billion principal amount of EFH Corp. 10% Notes and $113 million principal amount of EFH Corp. 9.75% Notes.

In the fourth quarter 2012, EFIH distributed to EFH Corp. $158 million principal amount ($160 million carrying amount) of EFH Corp. debt that it previously received in debt exchanges. EFH Corp. cancelled the notes. The distribution included $119 million principal amount of EFH Corp. Toggle Notes and $39 million principal amount of EFH 10.875% Notes.

The principal amounts, coupon rates, maturities and carrying value of holdings of debt of affiliates are as follows:

	December 31, 2013		December 31, 2012
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
EFH Corp. 10.875% Fixed Senior Notes due November 1, 2017	$—	$—	$1,685	$1,502
EFH Corp. 11.25%/12.00% Senior Toggle Notes due November 1, 2017	—	—	3,441	3,108
EFH Corp. 5.55% Fixed Senior Notes Series P due November 15, 2014	281	185	279	197
EFH Corp. 6.50% Fixed Senior Notes Series Q due November 15, 2024	545	249	516	260
EFH Corp. 6.55% Fixed Senior Notes Series R due November 15, 2034	456	194	456	221
TCEH 10.25% Fixed Senior Notes due November 1, 2015 (both periods include $48 million principal amount of Series B Notes)	79	7	79	13
Total	$1,361	635	$6,456	5,301
Accrued interest receivable		—		87
Balance reported as reduction in membership interests		$635		$5,388

As a result of the distribution of all the EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes EFIH held, EFIH recorded a gain of $284 million (pretax) representing the reclassification to interest income of mark-to-market gains previously recorded in accumulated other comprehensive income (AOCI).

The indentures governing the EFIH Notes do not limit EFIH's ability to distribute the EFH Corp. debt securities that it holds to EFH Corp. so long as it received such securities in exchange for the issuance of EFIH debt, which applies to all the EFH Corp. debt EFIH currently holds.

Pursuant to the terms of the Restructuring Support Agreement, the affiliate debt is expected to be cancelled in connection with the Restructuring Plan.

Impairments — In 2012, EFIH deemed the declines in values of the TCEH securities were other than temporary and recorded a $14 million impairment, which is reported as a reduction of interest income. EFIH considered that the securities were in a loss position for an extended period and the effects of low wholesale power prices on the profitability and cash flows of TCEH (which has below investment grade credit ratings) were unlikely to reverse in the near term. In 2011, EFIH deemed the declines in values of EFH Corp. and TCEH securities were other than temporary and recorded a $77 million impairment recorded as a reduction of interest income. EFIH considered that the securities were in a loss position for more than 12 months and the effect of low wholesale power prices on the profitability and cash flows of EFH Corp. and TCEH (both of which have below investment grade credit ratings) were unlikely to reverse in the near term.

Prior to December 2012, the debt securities were reported as investment in affiliate debt and EFIH determined value under the fair value hierarchy established in accounting standards. Under the fair value hierarchy, Level 2 valuations are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences. The fair value of EFIH's investment in debt of affiliates was estimated at the lesser of either the call price or the market value as determined by broker quotes and quoted market prices for similar securities in active markets. For the periods presented, the fair values of EFIH's investment in debt of affiliates represented Level 2 valuations.

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the year ended December 31, 2013.

	Dedesignated Cash Flow Hedges - Oncor	Changes in Fair Values of Investment in Debt Securities of Affiliates	Pension and Other Postretirement Employee Benefit Liabilities Adjustments - Oncor	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$(23)	$185	$(2)	$160
Other comprehensive loss before reclassifications (after tax) arising in 2013	—	—	(16)	(16)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in:
Interest income	—	(284)	—	(284)
Equity in earnings of unconsolidated subsidiaries	2	—	—	2
Income tax benefit	—	99	—	99
Total amount reclassified from accumulated other comprehensive income (loss) during the period	2	(185)	—	(183)
Total change during the period	2	(185)	(16)	(199)
Balance at December 31, 2013	$(21)	$—	$(18)	$(39)

9.	RELATED–PARTY TRANSACTIONS

The following represent EFIH's significant related-party transactions. Also see Note 2 for discussion of the Restructuring Support and Lock-up Agreement entered into in anticipation of the Bankruptcy Filing and Note 8 for a discussion of EFH Corp. and TCEH debt securities held by EFIH.

•
In addition to amounts paid directly by EFIH, a subsidiary of EFH Corp. allocates costs to EFIH for legal and other consulting services associated with EFH Corp.'s debt restructuring activities, and EFIH reimburses the subsidiary for the allocated costs. The allocated expense, which is reported in SG&A expenses, totaled $12 million for the year ended December 31, 2013. There was no allocation of legal and other consulting services costs for the year ended December 31, 2012.

•
EFH Corp. files consolidated federal income tax and Texas state margin tax returns, and under a Federal and State Income Tax Allocation Agreement, allocates income taxes to EFIH substantially as if it were filing its own corporate income tax returns. At December 31, 2013, EFIH had a current income tax receivable from EFH Corp. totaling $110 million that was fully reserved as discussed in Note 5. EFIH's current income tax receivable from EFH Corp. totaled $1 million at December 31, 2012. EFIH's income tax refunds from EFH Corp. totaled $5 million for the year ended December 31, 2013, and income tax payments to EFH Corp. totaled $180 million and $30 million for the years ended December 31, 2012 and 2011, respectively. See discussion below in this note regarding allocation of income taxes to Oncor Holdings and Oncor under the Federal and State Income Tax Allocation Agreement.

•
At December 31, 2012, EFH Corp. had demand notes payable (TCEH Demand Notes) to TCEH totaling $698 million arising from borrowings used to fund EFH Corp. debt principal and interest payments (P&I Note) and net borrowings for general corporate purposes (SG&A Note). EFIH was a guarantor of these demand notes. EFH Corp. settled the balance of the TCEH Demand Notes in January 2013 using the cash distribution from EFIH discussed in Note 8.

•
In January 2013, fees paid to Goldman, Sachs & Co. (Goldman), an affiliate of GS Capital Partners, for services related to debt exchanges totaled $2 million, described as follows: (i) Goldman acted as a dealer manager for the offers by EFIH and EFIH Finance to exchange new EFIH 10% Notes for EFH Corp. 9.75% Notes, EFH Corp. 10% Notes and EFIH 9.75% Notes (collectively, the Old Notes) and as a solicitation agent in the solicitation of consents by EFH Corp. and EFIH and EFIH Finance to amendments to the Old Notes and indentures governing the Old Notes and (ii) Goldman acted as a dealer manager for the offers by EFIH and EFIH Finance to exchange EFIH Toggle Notes for EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes. See Note 6 for further discussion of these exchange offers.

For the year ended December 31, 2012, fees paid to Goldman related to debt issuances totaled $10 million, described as follows: (i) Goldman acted as a joint book-running manager and initial purchaser in the February 2012 issuance of $1.15 billion principal amount of EFIH 11.750% Notes for which it received fees totaling $7 million; and (ii) Goldman acted as joint book-running manager and initial purchaser in the August 2012 issuance of $600 million principal amount of 11.750% Notes and $250 million principal amount of EFIH 6.875% Notes for which it received fees totaling $3 million. In the October 2012 issuance of $253 million principal amount of EFIH 6.875% Notes, Goldman acted as joint book-running manager and initial purchaser for which it was paid $1 million. A broker-dealer affiliate of KKR served as a co-manager and initial purchaser and an affiliate of TPG served as an advisor in both of these transactions, for which they each received a total of $4 million.

•	Affiliates of the Sponsor Group have sold or acquired, and in the future may sell or acquire, debt or debt securities issued by EFIH in open market transactions or through loan syndications.

See Note 6 regarding guarantees and push-down of certain EFH Corp. debt and Note 8 regarding distributions to, and contributions from, EFH Corp.

Significant related-party transactions between Oncor Holdings (including its consolidated subsidiary Oncor) and EFH Corp., other affiliates of EFH Corp. and the Sponsor Group are as follows:

•
Oncor receives payments from TCEH for services it provides, principally the delivery of electricity. Revenues recorded by Oncor for these services totaled $1.0 billion for each of the years ended December 31, 2013, 2012 and 2011. The fees are based on rates regulated by the PUCT that apply to all REPs. These revenues from TCEH represented 27%, 29% and 33% of Oncor Holdings' operating revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Oncor Holdings' balance sheets at December 31, 2013 and 2012 reflect receivables from affiliates totaling $135 million and $53 million, respectively, consisting almost entirely of trade receivables from TCEH related to these electricity delivery fees.

•
In August 2012, TCEH and Oncor agreed to settle at a discount two agreements related to securitization (transition) bonds issued by Oncor's bankruptcy-remote financing subsidiary in 2003 and 2004 to recover generation-related regulatory assets. Under the agreements, TCEH had been reimbursing Oncor as described immediately below. Under the settlement, TCEH paid, and Oncor received, $159 million in cash. The settlement was executed by EFIH acquiring the right to reimbursement under the agreements from Oncor and then selling these rights for the same amount to TCEH. The transaction resulted in a decrease of approximately $2 million (after tax) in Oncor's membership interests in accordance with accounting rules for related party transactions. Accordingly, the transaction resulted in a decrease of approximately $1 million (reflecting EFIH's 80% interest in Oncor) in EFIH's investment in unconsolidated subsidiary with an offsetting decrease in equity.

Oncor collects transition surcharges from its customers to recover the transition bond payment obligations. Oncor's incremental income taxes related to the transition surcharges it collects had been reimbursed by TCEH quarterly under a noninterest bearing note payable to Oncor that was to mature in 2016. TCEH's payments on the note prior to the August 2012 settlement totaled $20 million and $39 million for the years ended December 31, 2012 and 2011, respectively.

Under an interest reimbursement agreement, TCEH had reimbursed Oncor on a monthly basis for interest expense on the transition bonds. The remaining interest to be paid through 2016 under the agreement totaled $53 million at the August 2012 settlement date. Only the monthly accrual of interest under this agreement was reported as a receivable by Oncor. This interest income prior to the August 2012 settlement totaled $16 million and $32 million for the years ended December 31, 2012 and 2011, respectively.

•
Oncor pays EFH Corp. subsidiaries for financial and other administrative services and shared facilities at cost. Such amounts increased reported operation and maintenance expense by $32 million, $35 million and $38 million for the years ended December 31, 2013, 2012 and 2011, respectively.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH's balance sheet) is funded by a delivery fee surcharge collected from REPs by Oncor, as collection agent, and remitted monthly to TCEH. The delivery fee surcharges remitted to TCEH totaled $16 million, $16 million and $17 million for the years ended December 31, 2013, 2012 and 2011, respectively.

•
EFH Corp. files a consolidated federal income tax return that includes Oncor Holdings' results. Oncor is not a member of EFH Corp.'s consolidated tax group, but EFH Corp.'s consolidated federal income tax return includes EFH Corp.'s portion of Oncor's results as a result of EFH Corp.'s equity ownership in Oncor. EFH Corp. also files a consolidated Texas state margin tax return that includes all of Oncor Holdings' and Oncor's results. However, under a Federal and State Income Tax Allocation Agreement, Oncor Holdings and Oncor record their federal income and Texas state margin taxes substantially as if Oncor Holdings and Oncor were filing their own corporate income tax returns.

At December 31, 2013, Oncor Holdings had a current payable to EFH Corp. related to federal and state income taxes totaling $7 million, which includes $5 million payable by Oncor. The Oncor payable at December 31, 2013 consists of a $23 million state margin tax payable net of an $18 million federal income tax receivable. At December 31, 2012, Oncor Holdings had a current payable totaling $34 million, which included $22 million payable by Oncor.

For the year ended December 31, 2013, Oncor Holdings and Oncor made net federal and state income tax payments to EFH Corp. totaling $34 million and $90 million, respectively. The 2013 net payment from Oncor included $33 million related to the 1997 through 2002 IRS appeals settlement and a $10 million refund paid to Oncor related to the filing of amended Texas franchise tax returns for 1997 through 2001. For the year ended December 31, 2012, Oncor Holdings and Oncor made net federal and state income tax payments to EFH Corp. totaling $35 million and $3 million, respectively. The 2012 net payment included a $21 million federal income tax refund paid to Oncor Holdings.

•
Oncor has requirements in place to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of Oncor Electric Delivery Transition Bond Company LLC. Under these requirements, as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at December 31, 2013 and 2012, TCEH had posted letters of credit in the amount of $9 million and $11 million, respectively, for Oncor's benefit.

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

•
Affiliates of the Sponsor Group have (1) sold or acquired Oncor's debt or debt securities in open market transactions or through loan syndications, and (2) performed various financial advisory, dealer, commercial banking and investment banking services for Oncor and certain of its affiliates for which they have received customary fees and expenses.

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

Oncor's retained liability under the Employee Retirement Income Security Act of 1974 (ERISA) relates to the nonrecoverable portion of the unfunded obligation of EFH Corp.'s pension plan. In the first quarter 2014, TCEH contributed $20 million to the EFH Corp. pension plan assets, resulting in the plan being fully funded as calculated under the provisions of ERISA.

10.	SUPPLEMENTARY FINANCIAL INFORMATION

Interest Income on Affiliate Securities — EFIH holds debt securities of EFH Corp. and TCEH. Prior to December 2012, when the debt securities were reported as investment in affiliate debt, the securities were classified as available for sale and interest was recorded in the income statement as interest income. In December 2012, management determined that some or all of these securities may be returned as dividends to EFH Corp.; accordingly, the balances were reclassified at that time from investment in affiliate debt and reported as a reduction of membership interests. As a result of the December 2012 reclassification of investment in debt of affiliates to membership interests, interest received in 2013 reduced the carrying value of the securities and thus increased membership interests. See Note 8.

	Year Ended December 31,
	2013	2012	2011
Available-for-sale securities:
Interest received/accrued	$—	$232	$178
Accretion of purchase discount	—	92	140
PIK interest received/accrued related to EFH Corp. Toggle Notes	—	288	308
Mark-to-market gain reclassified from AOCI	284	—	3
Impairments related to issuer credit	—	(14)	(77)
Total interest	$284	$598	$552

Interest Expense and Related Charges

	Year Ended December 31,
	2013	2012	2011
Interest paid/accrued	$630	$434	$264
Interest expense related to pushed down debt	6	75	78
Interest expense on toggle notes payable in additional principal (Note 6)	176	12	—
Amortization of debt exchange premiums	(80)	(8)	—
Amortization of debt exchange discounts and issuance costs	28	13	6
Total interest expense and related charges	$760	$526	$348

Supplemental Cash Flow Information

	Year Ended December 31,
	2013	2012	2011
Cash payments (receipts) related to:
Interest paid	$619	$352	$257
Interest received on investments in debt of affiliates (net of tax) (a)	—	(184)	(184)
Income taxes	(5)	180	30
Noncash investing and financing activities:
Receipt of additional EFH Corp. Toggle Notes in lieu of cash interest	—	344	312
Principal amount of toggle notes issued in lieu of cash interest (Note 6)	173	—	—
Parent's payment of interest on pushed-down debt accounted for as a contribution of capital (net of tax) (Note 6) (b)	23	22	33
Capital contribution related to settlement of certain income taxes payable (c)	—	—	30
Reduction of debt pushed down from EFH Corp. (Note 6) (d)	(420)	(282)	(167)
Debt exchange transactions (e)	14	457	22
Distribution to EFH Corp. of debt held as an investment (Note 8)	(5,778)	160	45
Income tax on interest received on holdings of affiliate debt (Note 8)	(88)	—	—
____________

(a)	Interest received in 2013 reported as an increase in membership interests (see Note 8).

(b)	Amounts include cash interest and EFH Toggle Notes issued through the PIK election (at 50%) (see Note 6).

(c)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of noncontrolling interests in Oncor.

(d)
For the year ended December 31, 2013, represents $838 million principal amount of EFH Corp. debt exchanged (at 50%). For the year ended December 31, 2012, represents $564 million principal amount of EFH Corp. debt exchanged (at 50%). See Note 6.

(e)
For the year ended December 31, 2013 reflects: $1.302 billion of EFIH debt issued in exchange for $1.310 billion of EFH Corp. and EFIH debt and $89 million of EFIH debt issued in exchange for $95 million of EFH Corp. debt. For the year ended December 31, 2012 reflects: $1.304 billion of EFIH debt issued in exchange for $1.761 billion of EFH Corp. debt. See Note 6.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of EFIH's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at December 31, 2013. Based on the evaluation performed, EFIH's management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

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

The management of Energy Future Intermediate Holding Company LLC performed an evaluation as of December 31, 2013 of the effectiveness of the company's internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission's (COSO's) Internal Control – Integrated Framework (1992). Based on the review performed, management believes that as of December 31, 2013 Energy Future Intermediate Holding Company LLC's internal control over financial reporting was effective.

The independent registered public accounting firm of Deloitte & Touche LLP as auditors of the consolidated financial statements of Energy Future Intermediate Holding Company LLC has issued an attestation report on Energy Future Intermediate Holding Company LLC's internal control over financial reporting.

/s/ JOHN F. YOUNG	/s/ PAUL M. KEGLEVIC
John F. Young, Chair, President and	Paul M. Keglevic, Executive Vice President,
Chief Executive	Chief Financial Officer and Co-Chief Restructuring Officer
April 29, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of Energy Future Intermediate Holding Company LLC
Dallas, Texas

We have audited the internal control over financial reporting of Energy Future Intermediate Holding Company LLC (a direct subsidiary of Energy Future Holdings Corp. ("EFH Corp.")) and subsidiaries (“EFIH”) as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. EFIH's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on EFIH's internal control over financial reporting based on our audit.

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

In our opinion, EFIH maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of EFIH and our report dated April 29, 2014 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding substantial doubt about EFIH’s ability to continue as a going concern as EFIH is in default of certain covenants contained in its debt agreements and does not expect to be able to settle all its obligations coming due within the next twelve months and on April 29, 2014, Energy Future Holdings Corp. and the substantial majority of its subsidiaries (including Energy Future Intermediate Holding Company LLC), excluding Oncor Electric Delivery Holdings Company LLC and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code.

/s/ Deloitte & Touche LLP

Dallas, Texas
April 29, 2014

Item 9B.	OTHER INFORMATION

Bankruptcy Filing

On April 29, 2014, EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, (the Debtors) filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). During the pendency of the Bankruptcy Filing (the Chapter 11 Cases), the Debtors will operate their businesses as "debtors-in-possession" (DIP) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. See Note 2 to Financial Statements for a more detailed description of the Bankruptcy Filing, which information is incorporated herein by reference.

In anticipation of the Bankruptcy Filing, on April 29, 2014, the Debtors, Texas Holdings and its general partner, Texas Energy Future Capital Holdings LLC (TEF and, together with Texas Holdings, the Consenting Interest Holders) and parties including certain holders of secured and/or unsecured claims of EFH Corp., EFIH, EFCH and TCEH entered into the Restructuring Support and Lock-Up Agreement in order to effect an agreed upon restructuring of the Debtors through the Restructuring Plan. Pursuant to the Restructuring Support and Lock-Up Agreement, the Consenting Interest Holders and Consenting Creditors agreed, subject to the terms and conditions contained in the Restructuring Support and Lock-Up Agreement, to support the Debtors’ proposed financial restructuring (the Restructuring Transactions), and further agreed to limit certain transfers of any ownership (including any beneficial ownership) in the equity interests of or claims held against the Debtors, including any such interests acquired after executing the Restructuring and Lock-Up Agreement. See Items 1 and 2 Business and Properties - Filing under Chapter 11 of the United States Bankruptcy Code and - Restructuring Support and Lock-Up Agreement, which information is incorporated herein by reference.

In connection with the Bankruptcy Filing, EFIH has received binding commitments, subject to certain customary conditions, for DIP Facilities, and intends to file motions with the Bankruptcy Court for approval of its DIP Facilities. See Note 6 to the Financial Statements for a more detailed description of the proposed DIP Facilities, which information is incorporated herein by reference.

See Exhibit 10(pp) filed with EFH Corp. Form 10-K for the EFIH Commitment Letter and Term Sheet, which is incorporated herein by reference.

PART III.

Item 10.	MANAGERS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Managers

The names of EFIH's managers and information about them, as furnished by the managers themselves, are set forth below:

Name	Age	Served As Director Since	Business Experience
Charles H. Cremens	60	2014
Charles H. Cremens has served as a Manager of EFIH since February 2014. He has 30 years experience restructuring public and private companies.  He was Chief Executive Officer of Spirit Finance Corporation, Chief Executive Officer of Conseco Finance Corp., and President of WMF Group, Ltd., during their restructuring.  Prior to those assignments, he was Chief Investment Officer of Beacon Properties Corp., President of Real Estate Investments at Aetna Inc. and held various executive management positions at the Bank of Boston.  He is presently a director of U. S. Steel Canada Inc., Patriot Coal Corporation, Capmark Financial Group Inc., Tactical Holdings Operations, Inc., and Specialty Brands Holdings, LLC.  Within the last five years, he has served as a director for Conexant Systems, Inc., Kerzner International Resorts Inc., Intrawest Resorts Holdings, Inc., and General Growth Properties, Inc.

Thomas D. Ferguson	60	2011
Thomas D. Ferguson has served as a Manager of EFIH since January 2011. He is a Managing Director of Goldman, Sachs & Co., having joined the firm in 2002. Mr. Ferguson heads the asset management efforts for the merchant bank's U.S. real estate and infrastructure investment activity. He currently serves on the board of American Golf, for which he serves as the company's non-executive Chairman, Agriculture Company of America, EFH Corp., Oncor Electric Delivery Company LLC, and Oncor Electric Delivery Holdings Company LLC. He formerly held board seats at Associated British Ports, the largest port company in the UK, Carrix, one of the largest private container terminal operators in the world, as well as Red de Carreteras, a toll road concessionaire in Mexico.

Paul M. Keglevic	60	2008
Paul M. Keglevic has served as a Manager of EFIH since July 2008. He was elected Executive Vice President, Chief Financial Officer and Co-Chief Restructuring Officer of EFH Corp., EFIH and EFCH in October 2013, having previously served as Executive Vice President and Chief Financial Officer of EFH Corp., EFIH and EFCH from July 2008 to October 2013. Before joining EFH Corp., he was an audit partner at PricewaterhouseCoopers. Mr. Keglevic was PricewaterhouseCoopers' Utility Sector Leader from 2002 to 2008 and Clients and Sector Assurance Leader from 2007 to 2008. Mr. Keglevic also serves on the boards of EFCH, TCEH and Stellus Capital Corporation.

Jeffrey Liaw	37	2008
Jeffrey Liaw has served as a Manager since July 2008. Mr. Liaw currently serves as the Chief Financial Officer of FleetPride, Inc., a nationwide retailer of heavy-duty truck and trailer parts, a position he has held since December 2012. From 2005 until December 2012, Mr. Liaw served as a principal with TPG, focusing on their energy and industrial investing practice areas. TPG is a leading private investment firm with approximately $55 billion in assets under management. Before joining TPG in 2005, he worked for Bain Capital in its industrials practice since 2001. Mr. Liaw also serves on the board of directors of Armstrong World Industries, Inc., Oncor Electric Delivery Company LLC, and Oncor Electric Delivery Holdings Company LLC. During the past five years, he also served on the boards of EFH Corp. and Graphic Packaging Holding Company.

Kenneth Pontarelli	43	2010
Kenneth Pontarelli has served as a Manager of EFIH since July 2010. He is a Managing Director of Goldman, Sachs & Co. in its Principal Investment Area. He transferred to the Principal Investment Area in 1999 and was promoted to Managing Director in 2004. Mr. Pontarelli serves as a director of both public and private companies, including Tervita Corporation, Cobalt International Energy, L.P., EFH Corp., and Expro International Group Ltd. During the past five years, he also served on the boards of CVR Energy, Inc. and Kinder Morgan, Inc.

John F. Young	57	2008
John F. Young has served as a Manager of EFIH since July 2008. He was elected President and Chief Executive Officer of EFH Corp. in January 2008. He also has served as Chair, President and Chief Executive of EFIH and EFCH since July 2010, having previously served as President and Chief Executive of EFIH from July 2008 to July 2010 and EFCH from April 2008 to July 2010. Before joining EFH Corp., Mr. Young served in many leadership roles at Exelon Corporation from March 2003 to January 2008 including Executive Vice President of Finance and Markets and Chief Financial Officer of Exelon Corporation; President of Exelon Generation; and President and Chief Operating Officer of Exelon Power. Prior to joining Exelon Corporation, Mr. Young was Senior Vice President of Sierra Pacific Resources Corporation. Mr. Young is also a director of EFH Corp., EFCH, TCEH, USAA and Nuclear Electric Insurance Limited.

Kneeland Youngblood (1)	58	2012
Kneeland Youngblood has served as a Manager of EFIH since July 2012. He is a founding partner of Pharos Capital Group, a private equity firm that focuses on providing growth and expansion capital to businesses in business services and health care services. During the last five years, Mr. Youngblood served on the boards of Burger King Holdings, Inc., Gap Inc. and Starwood Hotels and Resorts Worldwide, Inc. He is a director of EFH Corp. and Mallinckrodt public limited company and a member of the Council on Foreign Relations.

_______________

(1)	Member of Audit Committee.

There is no family relationship between any of the above-named managers.

Manager Qualifications

In July 2008, Paul M. Keglevic, Jeffrey Liaw, and John F. Young were elected to EFIH's board of managers (the Board). Kenneth Pontarelli joined the Board in July 2010. Thomas D. Ferguson joined the Board in January 2011. Kneeland Youngblood joined the Board in June 2012. Charles H. Cremens joined the Board in February 2014. Messrs. Ferguson and Pontarelli are collectively referred to as the "Sponsor Managers." Messrs. Cremens, Keglevic, Liaw, Young, and Youngblood are collectively referred to as the "Non-Sponsor Managers."

When considering whether the Board's managers and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of EFIH's business and structure, the Board focused primarily on the qualifications summarized in each of the Board member's biographical information set forth above. In addition, EFIH believes that each of its managers possesses high ethical standards, acts with integrity, and exercises careful judgment. Each is committed to employing his/her skills and abilities in the long-term interests of EFIH and its stakeholders. Finally, EFIH's managers are knowledgeable and experienced in business, governmental, and civic endeavors, further qualifying them for service as members of the Board.

The Sponsor Managers possess experience in owning and managing privately held enterprises and are familiar with corporate finance and strategic business planning activities of highly-leveraged companies such as EFIH. Collectively, the Sponsor Managers possess substantial expertise in advising and managing companies in segments of the energy industry, including, among others, power generation, oil and gas, and energy infrastructure and transportation.

Before joining EFH Corp. as President and Chief Executive Officer, Mr. Young held various senior management positions at other companies in the energy industry over twenty years, including, most recently, his role as Executive Vice President of Finance and Markets and Chief Financial Officer of Exelon Corporation.

Mr. Cremens has substantial experience in company restructurings having led Spirit Finance Corporation and Conseco Inc. through restructuring as President and Chief Executive Officer, and currently serves or has previously served as independent director of seven companies during their restructuring. Mr. Keglevic has considerable financial and accounting knowledge and expertise. Before joining EFH Corp. as Executive Vice President and Chief Financial Officer, he held various senior management positions at PricewaterhouseCoopers, including, most recently, his roles as Utility Sector Leader and Clients and Sector Assurance Leader. Mr. Youngblood has served on numerous boards for large public companies, has extensive experience managing and advising companies in his capacity as a partner in a private equity firm (not affiliated with the Sponsor Group), is highly knowledgeable of federal and state political matters, and has served on the board of directors of the United States Enrichment Corporation, a company that contracts with the US Department of Energy to produce enriched uranium for use in nuclear power plants.

Executive Officers

The names and information regarding EFIH's executive officers are set forth below:

Name of Officer	Age	Positions and Offices Presently Held	Date First Elected to Present Offices	Business Experience (Preceding Five Years)
John F. Young	57	President and Chief Executive Officer of EFH Corp. and Chair, President and Chief Executive of EFIH and EFCH	January 2008
John F. Young was elected President and Chief Executive Officer of EFH Corp. in January 2008. He also has served as Chair, President and Chief Executive of EFIH and EFCH since July 2010, having previously served as President and Chief Executive of EFIH from July 2008 to July 2010 and EFCH from April 2008 to July 2010. Before joining EFH Corp., Mr. Young served in many leadership roles at Exelon Corporation from March 2003 to January 2008, including Executive Vice President of Finance and Markets and Chief Financial Officer of Exelon Corporation; President of Exelon Generation; and President and Chief Operating Officer of Exelon Power. Prior to joining Exelon Corporation, Mr. Young was Senior Vice President of Sierra Pacific Resources Corporation.

Stacey H. Doré	41	Executive Vice President, General Counsel and Co-Chief Restructuring Officer of EFH Corp., EFIH and EFCH	October 2013
Stacey H. Doré was elected Executive Vice President, General Counsel and Co-Chief Restructuring Officer of EFH Corp. and EFCH in October 2013 and EFIH in February 2014, having previously served as Senior Vice President, General Counsel and Co-Chief Restructuring Officer of EFIH from October 2013 to February 2014, Executive Vice President and General Counsel of EFH Corp. from February 2013 to October 2013 and EFCH from April 2013 to October 2013, and Senior Vice President and General Counsel of EFH Corp. from April 2012 to February 2013, and EFIH and EFCH from April 2012 to October 2013. Ms. Doré was Vice President and General Counsel of Luminant from November 2011 to March 2012, and Vice President and Associate General Counsel of EFH Corp. from July 2008 to November 2011. Prior to joining EFH Corp., she was an attorney at Vinson & Elkins LLP, where she engaged in a business litigation practice.

Paul M. Keglevic	60	Executive Vice President, Chief Financial Officer and Co-Chief Restructuring Officer of EFH Corp., EFIH and EFCH	October 2013
Paul M. Keglevic was elected Executive Vice President, Chief Financial Officer and Co-Chief Restructuring Officer of EFH Corp., EFIH and EFCH in October 2013 having previously served as Executive Vice President and Chief Financial Officer of EFH Corp., EFIH and EFCH from July 2008 to October 2013. Before joining EFH Corp., he was an audit partner at PricewaterhouseCoopers. Mr. Keglevic was PricewaterhouseCoopers' Utility Sector Leader from 2002 to 2008 and Clients and Sector Assurance Leader from 2007 to 2008.

There is no family relationship between any of the above-named executive officers.

Audit Committee Financial Expert

The board of managers has not made a determination that the member of the audit committee is an "audit committee financial expert" as defined in SEC Regulation S-K Item 407(d)(5). The board of managers believes that the current member of the audit committee has requisite levels of financial literacy and financial sophistication to enable the audit committee to be effective in relation to the Committee's purposes and in light of the scope and nature of the company’s business and financial statements.

Procedures for Nominating Managers

The Second Amended and Restated Limited Liability Company Agreement of EFIH requires that vacancies on the Board be filled by the remaining managers, or, if there be none, by the sole member, EFH Corp.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

EFIH does not have any employees and is managed by certain executive officers of its parent company, EFH Corp. The executive officers of EFH Corp. are compensated solely and directly by EFH Corp., with no amounts allocated to EFIH, and all decisions as to the compensation of its executive officers are made by the EFH Corp. Organization and Compensation Committee. The Board of Managers of EFIH does not have a compensation committee. For a full discussion of the compensation awarded to John F. Young, EFIH’s Chair, President and Chief Executive, Paul M. Keglevic, EFIH’s Executive Vice President, Chief Financial Officer and Co-Chief Restructuring Officer, and Stacey H. Doré, EFIH’s Executive Vice President, General Counsel and Co-Chief Restructuring Officer, collectively EFIH's named executive officers (“Named Executive Officers”) for the fiscal year ending December 31, 2013, please see parent EFH Corp.’s 10K on file at www.sec.gov and on EFH Corp.’s website at www.energyfutureholdings.com under the “Investor Relations” tab.

Compensation Committee Report

EFIH does not have a compensation committee. Therefore, its full Board of Managers reviewed and discussed the Compensation Discussion and Analysis with EFIH’s management. Based on such review and discussions, it recommended that the Compensation Discussion and Analysis be included in EFIH’s Annual Report on Form 10-K.

Board of Managers

Thomas D. Ferguson
Paul M. Keglevic
Jeffrey Liaw
Kenneth Pontarelli
John F. Young
Kneeland Youngblood

Summary Compensation Table

Pursuant to the SEC's executive compensation disclosure rules, a required table may be omitted if there has been no compensation awarded to, earned by or paid to any named executive officer that is required to be reported in that table. Therefore, EFIH has not included a Summary Compensation Table or any other table regarding compensation paid to its Named Executive Officers.

Director Compensation

The table below sets forth information regarding the aggregate compensation paid to the members of the Board during the year ended December 31, 2013. Managers who are members of the EFH Corp. Board and are not members of the Sponsor Group (or their respective affiliates) receive compensation for their service as members of the EFH Corp. Board and do not receive additional compensation for service on this Board. Officers of EFIH or members or officers of the Sponsor Group (or their respective affiliates) do not receive any fees for service as a manager.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Thomas D. Ferguson (1)	—	—	—
Paul M. Keglevic (2)	—	—	—
Jeffrey Liaw (1)	—	—	—
Kenneth Pontarelli (1)	—	—	—
John F. Young (2)	—	—	—
Kneeland Youngblood (3)	—	—	—
_______________

(1)	Member or officer of the Sponsor Group (or their respective affiliates)

(2)	Officer of EFIH

(3)	See the Directors Compensation Table in the EFH Corp. Form 10-K for compensation paid to Mr. Youngblood for his services as an EFH. Corp. director.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED EQUITY HOLDER MATTERS

EFIH is a wholly owned subsidiary of EFH Corp. and as a result, does not have compensation plans (including individual compensation arrangements) under which its equity securities are authorized for issuance.

Beneficial Ownership of Membership Interests of Energy Future Intermediate Holding Company LLC

EFIH is a wholly owned subsidiary of EFH Corp. As such, EFH Corp. is the beneficial owner of 100% of EFIH's membership interests and neither of its directors nor the executive officers of its parent, EFH Corp., beneficially own any membership interests of EFIH as of April 1, 2014. The following table lists the percentage of limited liability company interests of EFIH beneficially owned by each manager and certain executive officers of EFIH and the holders of more than 5% of EFIH’s limited liability company interests as of April 1, 2014.

The amounts and percentages of limited liability interests of EFIH beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Name	Percentage Ownership
Energy Future Holdings Corp.	100.00%
Charles H. Cremens	0.00%
Thomas D. Ferguson	0.00%
Paul M. Keglevic	0.00%
Jeffrey Liaw	0.00%
Kenneth Pontarelli	0.00%
John F. Young	0.00%
Kneeland Youngblood	0.00%
Stacey H. Doré	0.00%
All owners, managers and current executive officers as a group (9 persons)	100.00%

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE

Policies and Procedures Relating to Related Party Transactions

The Board of Directors (the “Board”) of EFH Corp., EFIH’s parent company, has adopted a related person transactions policy. Under this policy, a related person transaction shall be consummated or shall continue only if:

1.
the Audit Committee of the Board approves or ratifies such transaction in accordance with the policy and determines that the transaction is on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party;

2.	the transaction is approved by the disinterested members of the Board or the Executive Committee of the Board; or

3.	the transaction involves compensation approved by the Organization and Compensation Committee of the Board.

For purposes of this policy, the term "related person" includes EFH Corp.'s directors, executive officers, 5% shareholders and their immediate family members. "Immediate family members" means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law or any person (other than a tenant or employee) sharing the household of a director, executive officer or 5% shareholder.

A "related person transaction" is a transaction between EFH Corp. or its subsidiaries and a related person, other than the types of transactions described below, which are deemed to be pre-approved by the Audit Committee of the Board:

1.	any compensation paid to a director if the compensation is required to be reported under Item 402 of Regulation S-K of the Securities Act;

2.
any transaction with another company at which a related person's only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that company's ownership interests;

3.
any charitable contribution, grant or endowment by EFH Corp. to a charitable organization, foundation or university at which a related person's only relationship is as an employee (other than an executive officer) or director;

4.
transactions where the related person's interest arises solely from the ownership of EFH Corp.'s equity securities and all holders of that class of equity securities received the same benefit on a pro rata basis;

5.	transactions involving a related party where the rates or charges involved are determined by competitive bids;

6.	any transaction with a related party involving the rendering of services as a common or contract carrier, or public utility, as rates or charges fixed in conformity with law or governmental authority;

7.	any transaction with a related party involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture, or similar service;

8.	transactions available to all employees or customers generally (unless required to be disclosed under Item 404 of Regulation S-K of the Securities Act, if applicable);

9.	transactions involving less than $100,000 when aggregated with all similar transactions;

10.	transactions between EFH Corp. and its subsidiaries or between subsidiaries of EFH Corp.;

11.	transactions not required to be disclosed under Item 404 of Regulation S-K under the Securities Act of 1933, and

12.	open market purchases of EFH Corp.'s or its subsidiaries' debt or equity securities and interest payments on such debt.

The Board has determined that it is appropriate for the Audit Committee of the Board to review and approve or ratify related person transactions. Accordingly, at least annually, management reviews related person transactions to be entered into, or previously entered into, by EFH Corp. or its subsidiaries, if any. After review, the Audit Committee of the Board approves, ratifies or disapproves such transactions. Management updates the Audit Committee of the Board as to any material changes to such related person transactions. In unusual circumstances, EFH Corp. or its subsidiaries may enter into related person transactions in advance of receiving approval, provided that such related person transactions are reviewed as soon as reasonably practicable by the Audit Committee of the Board. If the Audit Committee of the Board determines not to ratify such transactions, EFH Corp. makes all reasonable efforts to cancel or otherwise terminate the affected transactions.

The related person transactions described below were approved prior to the Board's adoption of this policy, but were approved by either the Board or its Executive Committee. Transactions described below under "Related Person Transactions - Transactions with Sponsor Affiliates" are not related person transactions under the EFH Corp. policy because they are not with a director, executive officer, 5% shareholder or any of their immediate family members, but are described in the interest of greater disclosure.

Related Person Transactions

Limited Partnership Agreement of Texas Energy Future Holdings Limited Partnership; Limited Liability Company Agreement of Texas Energy Future Capital Holdings LLC

The Sponsor Group and certain investors who agreed to co-invest with the Sponsor Group or through a vehicle jointly controlled by the Sponsor Group to provide equity financing for the Merger (Co-Investors) entered into (i) a limited partnership agreement (LP Agreement) in respect of EFIH’s indirect parent company, Texas Holdings and (ii) the LLC Agreement in respect of Texas Holdings' sole general partner, Texas Capital. The LP Agreement provides that Texas Capital has the right to vote or execute consents with respect to any shares of EFH Corp.'s common stock owned by Texas Holdings. The LLC Agreement and LP Agreement contain agreements among the parties with respect to the election of EFH Corp.'s directors, restrictions on the issuance or transfer of interests in EFH Corp., including tag-along rights and drag-along rights, and other corporate governance provisions (including the right to approve various corporate actions).

The LLC Agreement provides that Texas Capital and its members will take all action required to ensure that the managers of Texas Capital are also members of EFH Corp.'s Board. Pursuant to the LLC Agreement each of (i) KKR 2006 Fund L.P. and affiliated investment funds, (ii) TPG Partners V, L.P. and affiliated investment funds and (iii) certain funds affiliated with Goldman, Sachs & Co. (Goldman), an affiliate of GS Capital Partners, has the right to designate three managers of Texas Capital. These rights are subject to maintenance of certain investment levels in Texas Holdings.

Registration Rights Agreement

The Sponsor Group and the Co-Investors entered into a registration rights agreement with EFIH’s parent company, EFH Corp., upon completion of the Merger. Pursuant to this agreement, in certain circumstances, the Sponsor Group can cause EFH Corp. to register shares of EFH Corp.'s common stock owned directly or indirectly by them under the Securities Act. In certain circumstances, the Sponsor Group and the Co-Investors are also entitled to participate on a pro rata basis in any registration of EFH Corp.'s common stock under the Securities Act that it may undertake. Mr. Youngblood, who is a member of the EFIH Board of Managers, and Messrs. Young and Keglevic, each of whom are executive officers of EFIH and EFH Corp., are parties to this agreement.

Management Services Agreement

In October 2007, in connection with the Merger, the Sponsor Group and Lehman Brothers Inc. entered into a management agreement with EFIH’s parent company, EFH Corp. (Management Agreement), pursuant to which affiliates of the Sponsor Group provide management, consulting, financial and other advisory services to EFH Corp. Pursuant to the Management Agreement, affiliates of the Sponsor Group are entitled to receive an aggregate annual management fee of $35 million, which amount increases 2% annually, and reimbursement of out-of-pocket expenses incurred in connection with the provision of services pursuant to the Management Agreement. The Management Agreement will continue in effect from year to year, unless terminated upon a change of control of EFH Corp. or in connection with an initial public offering of EFH Corp. or if the parties thereto mutually agree to terminate the Management Agreement. In addition, the Management Agreement provides that the Sponsor Group will be entitled to receive a fee equal to a percentage of the gross transaction value in connection with certain subsequent financing, acquisition, disposition, merger combination and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the Management Agreement in the event of an initial public offering or under certain other circumstances. Under terms of the Management Agreement, EFH Corp. paid $29 million, inclusive of expenses, to the Sponsor Group during 2013. Beginning with the quarterly management fee due December 31, 2013, the Sponsor Group, while reserving the right to receive the fees, directed EFH Corp. to suspend payments of the management fees for an indefinite period.

Indemnification Agreement

Concurrently with entering into the Management Agreement, the Sponsor Group, Texas Holdings and EFIH’s parent company, EFH Corp., entered into an indemnification agreement (Indemnification Agreement), pursuant to which EFH Corp. and Texas Holdings agree to indemnify the Sponsor Group and their affiliates against any claims relating to (i) certain securities and financing transactions relating to the Merger, (ii) the performance of transaction services pursuant to the Management Agreement, (iii) actions or failures to act by EFH Corp., Texas Holdings, Texas Capital or their subsidiaries or affiliates (collectively, Company Group), (iv) service as an officer or director of, or at the request of, any member of the Company Group, and (v) any breach or alleged breach of fiduciary duty as a director or officer of any member of the Company Group.

Sale Participation Agreement

Mr. Youngblood, who is a member of the EFIH and EFH Corp. Boards, Mr. Young, who is a member of the Boards and an executive officer of EFIH and EFH Corp. and Mr. Keglevic, who is a member of the Board of EFIH and an executive officer of EFIH and EFH Corp. and Ms. Doré who is an executive officer of EFIH and EFH Corp., entered into sale participation agreements with EFIH’s parent company, EFH Corp. Pursuant to the terms of these agreements, among other things, shares of EFH Corp.'s common stock held by these individuals are subject to tag-along and drag-along rights in the event of a sale by the Sponsor Group of shares of EFH Corp.'s common stock held by the Sponsor Group. Mr. Cremens does not own shares of EFH Corp.’s common stock and has not entered into a sale participation agreement with EFH Corp.

Management Stockholders' Agreement

Subject to a management stockholders' agreement, EFIH’s managers, its executive officers, and other members of management, elected to invest in EFH Corp. by contributing cash or common stock, or a combination of both, to EFH Corp. prior to or following the Merger and receiving common stock in EFH Corp. in exchange therefore. The management stockholders' agreement creates certain rights and restrictions on these shares of common stock, including transfer restrictions and tag-along, drag-along, put, call and registration rights in certain circumstances. Mr. Cremens does not own shares of EFH Corp.’s common stock and has not entered into the management stockholders’ agreement.

Director Stockholders' Agreement

Certain members of the EFIH Board have entered into a stockholders' agreement with EFIH’s parent company, EFH Corp. These stockholders' agreements create certain rights and restrictions on the equity, including transfer restrictions and tag-along, drag-along, put, call and registration rights in certain circumstances. Mr. Cremens does not own shares of EFH Corp.’s common stock and has not entered into a stockholders agreement with EFH Corp.

Transactions with Sponsor Affiliates

TCEH has entered into the TCEH Senior Secured Facilities, and Oncor has entered into a revolving credit facility, each with syndicates of financial institutions and other lenders. These syndicates included affiliates of GS Capital Partners.

Affiliates of GS Capital Partners have from time to time engaged in commercial and investment banking and financial advisory transactions with EFIH in the normal course of business.

From time to time affiliates of the Sponsor Group may acquire debt or debt securities issued by EFH Corp. or its subsidiaries in open market transactions or through loan syndications.

EFH Corp. has entered into, and may continue to enter into, arrangements with members of the Sponsor Group and/or their respective affiliates to use their products and services in the ordinary course of their business, which often result in revenues to members of the Sponsor Group or their respective affiliates in excess of $120,000 annually.

Manager Independence

Though not formally considered by the Board because EFH Corp.'s common stock is not currently registered under the Securities Exchange Act of 1934, as amended, with the SEC or traded on any national securities exchange, based upon the listing standards for issuers of equity securities on the New York Stock Exchange (NYSE), the national securities exchange upon which EFH Corp.'s common stock was traded prior to the Merger, only Mr. Cremens and Mr. Youngblood would be considered independent. Because of their relationships with the Sponsor Group or with EFH Corp. directly, none of the other managers would be considered independent under the NYSE listing standards for issuers of equity securities. See "Certain Relationships and Related Party Transactions" and Item 11, "Executive Compensation - Manager Compensation." Under the NYSE's audit committee independence requirement for issuers of debt securities, Mr. Youngblood, who constitutes the Audit Committee, is considered independent.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the board of directors of EFH Corp. (Committee) has adopted a policy relating to the engagement of EFH Corp.'s independent auditor that applies to EFH Corp. and its consolidated subsidiaries, including EFIH. The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, and providing services necessary to complete SEC filings, Deloitte & Touche LLP may be engaged to provide non-audit services as described herein. Prior to engagement, all services to be rendered by the independent auditor must be authorized by the Committee in accordance with preapproval procedures which are defined in the policy. The preapproval procedures require:

1.	The annual review and preapproval by the Committee of all anticipated audit and non-audit services; and

2.	The quarterly preapproval by the Committee of services, if any, not previously approved and the review of the status of previously approved services.

The Committee may also approve certain ongoing non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates ("Deloitte & Touche") for EFIH in 2013 were preapproved by the Committee.

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

For the years ended December 31, 2013 and 2012, fees billed (in US dollars) to EFIH by Deloitte & Touche were as follows:

	2013	2012
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other service requirements and provide comfort letters and consents.	$546,000	$807,000
Audit-Related Fees. Fees for services including due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	—	47,000
Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	—	—
All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, litigation assistance and training services	—	—
Total	$546,000	$854,000

PART IV.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Oncor Holdings Financial Statements are presented pursuant to Rules 3–09 and 3–16 of Regulation S-X as Exhibit 99(d).

(b)	Exhibits:
EFIH Exhibits to Form 10-K for the Fiscal Year Ended December 31, 2013

Exhibits	Previously Filed* With File Number	As Exhibit

(3(i))	Articles of Incorporation

3(a)	333-153529 Form S-4 (filed September 17, 2008)	3(c)	—	Certificate of Formation of Energy Future Intermediate Holding Company LLC, as amended

(3(ii))	By-laws

3(b)	1-34544 Form 10-K (filed February 21, 2012)	3(b)	—	Second Amended and Restated Limited Liability Company Agreement of Energy Future Intermediate Holding Company LLC

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

	Energy Future Intermediate Holding Company LLC

4(a)	1-12833 Form 8-K (filed January 30, 2013)	4.3	—
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

4(f)	1-12833 Form 8-K (filed November 20, 2009)	4.2	—	Indenture, dated as of November 16, 2009, among Energy Future Intermediate Holding Company LLC and EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee

Exhibits	Previously Filed* With File Number	As Exhibit

4(g)	1-12833 Form 8-K (filed January 30, 2013)	4.3	—
Supplemental Indenture, dated January 25, 2013, to the indenture, dated November 16, 2009, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 9.75% Senior Secured Notes due 2019.

4(h)	1-12833 Form 10-K (filed August 18, 2010)	4.1	—
Indenture, dated August 17, 2010, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

4(i)	1-12833 Form 8-K (filed January 30, 2013)	4.4	—
First Supplemental Indenture, dated January 29, 2013, to the indenture, dated August 17, 2010, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

4(j)	1-12833 Form 10-Q (Quarter ended March 31, 2011) (filed April 29, 2011)	4(e)	—
Indenture, dated as of April 25, 2011, among Energy Future Intermediate Holding Company LLC, EFIH Finance, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11% Senior Secured Second Lien Notes due 2021.

4(k)	1-12833 Form 8-K (filed February 7, 2012)	4.1	—
First Supplemental Indenture, dated February 6, 2012, to the Indenture dated April 25, 2011, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 11.750% Senior Secured Second Lien Notes due 2022.

4(l)	1-12833 Form 8-K (filed February 29, 2012)	4.1	—
Second Supplemental Indenture, dated February 28, 2012, to the indenture dated April 25, 2011, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 11.750% Senior Secured Second Lien Notes due 2022.

4(m)	1-12833 Form 10-Q (Quarter ended June 30, 2012) (filed July 31, 2012)	4(a)	—
Third Supplemental Indenture, dated May 31, 2012, to the indenture dated April 25, 2011, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 11.750% Senior Secured Second Lien Notes due 2022.

4(n)	1-12833 Form 8-K (filed August 17, 2012)	4.2	—
Fourth Supplemental Indenture, dated August 14, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11.75% Senior Secured Second Lien Notes due 2022.

4(o)	1-12833 Form 8-K (filed August 17, 2012)	4.1	—
Indenture, dated August 14, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.875% Senior Secured Notes due 2017.

4(p)	1-12833 Form 8-K (filed October 24, 2012)	4.1	—
First Supplemental Indenture, dated October 23, 2012, to the indenture, dated August 14, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc., and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.875% Senior Secured Notes due 2017.

4(q)	1-12833 Form 8-K (filed December 5, 2012)	4.1	—
Indenture, dated December 5, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc., and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11.25%/12.25% Senior Toggle Notes due 2018.

Exhibits	Previously Filed* With File Number	As Exhibit

4(r)	1-12833 Form 8-K (filed December 21, 2012)	4.1	—
First Supplemental Indenture, dated December 19, 2012, to the indenture dated December 5, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc., and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11.25%/12.25% Senior Toggle Notes due 2018.

4(s)	1-34544 Form 8-K (filed January 30, 2013)	4.5	—
Second Supplemental Indenture, dated January 29, 2013, to the indenture dated December 5, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc., and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11.25%/12.25% Senior Toggle Notes due 2018.

4(t)		4.1	—
Third Supplemental Indenture, dated January 30, 2013, to the indenture, dated December 5, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc., and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11.25%/12.25% Senior Toggle Notes due 2018.

4(u)	1-12833 Form 10-Q (Quarter ended March 31, 2011) (filed April 29, 2011)	4(f)	—	Junior Lien Pledge Agreement, dated as of April 25, 2011, from Energy Future Intermediate Holding Company LLC, as pledgor, to The Bank of New York Mellon Trust Company, N.A., as collateral trustee.

	Energy Future Holdings Corp. (Merger-related push down debt)

4(v)	1-34544 Form 10-Q (March 31, 2013) (filed May 2, 2013)	4(a)	—
Fifth Supplemental Indenture, dated April 15, 2013, to the Indenture, dated October 31, 2007, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Senior Notes due 2017 and Senior Toggle Notes due 2017.

4(w)	1-12833 Form 8-K (filed October 31, 2007)	4.1	—
Indenture, dated October 31, 2007, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon, as trustee, relating to Senior Notes due 2017 and Senior Toggle Notes due 2017.

4(x)	1-12833 Form 10-K (2009) (filed February 19, 2010)	4(f)	—
Supplemental Indenture, dated as of July 8, 2008, to the Indenture, dated as of October 31, 2007, relating to Energy Future Holdings Corp.’s 10.875% Senior Notes due 2017 and 11.25%/12.00% Senior Toggle Notes due 2017.

4(y)	1-12833 Form 10-Q (Quarter ended June 30, 2009) (filed August 4, 2009)	4(a)	—
Second Supplemental Indenture, dated as of August 3, 2009, to the Indenture, dated as of October 31, 2007, relating to Energy Future Holdings Corp.’s 10.875% Senior Notes due 2017 and 11.25%/12.00% Senior Toggle Notes due 2017.

4(z)	1-12833 Form 8-K (filed July 30, 2010)	99.1	—
Third Supplemental Indenture, dated as of July 29, 2010, to the Indenture dated as of October 31, 2007, relating to EFH Corp.’s 10.875% Senior Notes due 2017 and 11.25%/12.00% Senior Toggle Notes due 2017

4(aa)	1-12833 Form 10-Q (Quarter ended September 30, 2011) (filed October 28, 2011)	4(b)	—	Fourth Supplemental Indenture, dated October 18, 2011, to the Indenture dated October 31, 2007.

4(bb)	1-12833 Form 8-K (filed November 20, 2009)	4.1	—
Indenture, dated November 16, 2009, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 9.75% Senior Secured Notes due 2019.

Exhibits	Previously Filed* With File Number	As Exhibit

4(cc)	1-12833 Form 8-K (filed January 30, 2013)	4.1
Supplemental Indenture, dated January 25, 2013, to the indenture, dated November 16, 2009, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 9.75% Senior Secured Notes due 2019.

4(dd)	333-171253 Form S-4 (filed January 24, 2011)	4(k)	—
Indenture, dated January 12, 2010, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

4(ee)	333-165860 Form S-3 (filed April 1, 2010)	4(j)	—
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

4(kk)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(f)	—
Seventh Supplemental Indenture, dated July 7, 2010, to the Indenture, dated January 12, 2010, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

4(ll)	1-12833 Form 8-K (filed January 30, 2013)	4.2	—
Eighth Supplemental Indenture, dated January 25, 2013, to the Indenture, dated January 12, 2010, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

Oncor Electric Delivery Company LLC

4(mm)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York Mellon, as Trustee

Exhibits	Previously Filed* With File Number	As Exhibit

4(nn)	1-12833 Form 8-K (filed October 31, 2005)	10.1	—	Supplemental Indenture No. 1, dated October 25, 2005, to the Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York Mellon.

4(oo)	333-100240 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	4(b)	—	Supplemental Indenture No. 2, dated May 15, 2008, to the Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(pp)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated May 6, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2012 and 7.000% Senior Notes due 2032.

4(qq)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York Mellon, as Trustee.

4(rr)	333-100240 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	4(c)	—	Supplemental Indenture No. 1, dated May 15, 2008, to the Indenture and Deed of Trust, dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(ss)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated August 30, 2002, establishing the form and certain terms of Oncor Electric Delivery Company LLC’s 5.00% debentures due 2007 and 7.00% Debentures due 2022.

4(tt)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated December 20, 2002, establishing the form and certain terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2015 and 7.250% Senior Notes due 2033.

4(uu)	333-100240 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	4(a)	—	Deed of Trust, Security Agreement and Fixture Filing, dated May 15, 2008, by Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York, as Collateral Agent.

4(vv)	333-100240 Form 10-K (2008) (filed March 3, 2009)	4(n)	—
First Amendment, dated as of March 2, 2009, to Deed of Trust, Security Agreement and Fixture Filing, by and between Oncor Electric Delivery Company LLC and The Bank of New York Mellon (formerly The Bank of New York) as Trustee and Collateral Agent, dated May 15, 2008.

4(ww)	333-100240 Form 8-K (filed September 3, 2010)	10.1	—
Second Amendment, dated September 3, 2010, to Deed of Trust, Security Agreement and Fixture Filing, by and between Oncor Electric Delivery Company LLC, as grantor, to and for the benefit of The Bank of New York Mellon, as collateral agent, dated May 15, 2008.

4(xx)	333-100240 Form 8-K (filed November 15, 2011)	10.1	—
Third Amendment, dated November 10, 2011, to Deed of Trust, Security Agreement and Fixture Filing, by and between Oncor Electric Delivery Company LLC, as grantor, to and for the benefit of The Bank of New York Mellon, as collateral agent, dated May 15, 2008.

4(yy)	333-100242 Form 8-K (filed September 9, 2008)	4.1	—
Officer's Certificate, dated September 8, 2008, establishing the form and certain terms of Oncor Electric Delivery Company LLC's 5.95% Senior Secured Notes due 2013, 6.80% Senior Secured Notes due 2018 and 7.50% Senior Secured Notes due 2038.

Exhibits	Previously Filed* With File Number	As Exhibit

4(zz)	333-100240 Form 8-K (filed September 16, 2010)	4.1	—	Officer's Certificate, dated September 13, 2010, establishing the form and certain terms of Oncor Electric Delivery Company LLC's 5.25% Senior Secured Notes due 2040.

4(aaa)	333-100240 Form 8-K (filed October 12, 2010)	4.1	—
Officer's Certificate, dated October 8, 2010, establishing the form and certain terms of Oncor Electric Delivery Company LLC's 5.00% Senior Secured Notes due 2017 and 5.75% Senior Secured Notes due 2020.

4(bbb)	333-100240 Form 8-K (filed November 23, 2011)	4.1	—	Officer's Certificate, dated November 23, 2011, establishing the terms of Oncor Electric Delivery Company LLC's 4.55% Senior Secured Notes due 2041.

4(ccc)	333-100240 Form 8-K (filed November 23, 2011)	4.2	—
Registration Rights Agreement, dated November 23, 2011, among Oncor Electric Delivery Company LLC and the representatives of the initial purchasers of Oncor Electric Delivery Company LLC's 4.55% Senior Secured Notes due 2041.

4(ddd)	333-100240 Form 8-K (filed May 18, 2012)	4.1		Officer's Certificate, dated May 18, 2012, establishing the terms of Oncor's 4.10% Senior Secured Notes due 2022 and 5.30% Senior Secured Notes due 2042.

4(eee)	333-100240 Form 8-K (filed May 18, 2012)	4.2	—
Registration Rights Agreement, dated May 18, 2012, among Oncor Electric Delivery Company LLC and the representatives of the initial purchasers of Oncor's 4.10% Senior Secured Notes due 2022 and 5.30% Senior Secured Notes due 2042.

(10)	Material Contracts.

	Management Contracts; Compensatory Plans, Contracts and Arrangements

10(a)			—	Energy Future Intermediate Holding Company LLC Non-Employee Manager Compensation Arrangements.

	Credit Agreements

10(b)	1-12833 Form 10-K (2013) (filed April 30, 2014)	10(pp)	—	Commitment Letter, dated April 28, 2014, by and among Energy Future Intermediate Holding Company LLC and the Commitment Parties thereto.

10(c)	333-100240 Form 8-K (filed October 11, 2011)	10.1	—
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

10(d)	333-100240 Form 8-K (filed May 15, 2012)	10.1	—
Joinder Agreement, dated as of May 15, 2012, by and among Oncor, as Borrower, JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement, swingline lender and fronting bank, Barclays Bank PLC, Bank of America, N.A., Citibank, N.A. and The Royal Bank of Scotland PLC, as fronting banks, and each party identified as an “Incremental Lender” on the signature pages thereto.

10(e)	1-12833 Form 8-K (filed November 20, 2009)	4.3	—
Pledge Agreement, dated November 16, 2009, made by Energy Future Intermediate Holding Company LLC and the additional pledgers to The Bank of New York Mellon Trust Company, N.A., as collateral trustee for the holders of parity lien obligations.

Exhibits	Previously Filed* With File Number	As Exhibit

10(f)	1-12833 Form 8-K (filed November 20, 2009)	4.4	—
Collateral Trust Agreement, dated November 16, 2009, among Energy Future Intermediate Holding Company LLC, The Bank of New York Mellon Trust Company, N.A., as first lien trustee and as collateral trustee, and the other secured debt representatives party thereto.

Other Material Contracts

10(g)	333-100240 Form 10-K (2004) (filed March 23, 2005)	10(i)	—
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

10(i)	333-100240 Form 10-K (2008) (filed March 3, 2009)	3(c)	—
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

10(k)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(eee)	—	Stipulation as approved by the PUCT in Docket No. 34077.

10(l)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(fff)	—	Amendment to Stipulation Regarding Section 1, Paragraph 35 and Exhibit B in Docket No. 34077.

10(m)	333-100240 Form 10-K (2010) (filed February 18, 2011)	10(ae)	—	PUCT Order on Rehearing in Docket No. 34077.

10(n)	333-100240 Form 10-Q (Quarter ended September 30, 2008) (filed November 6, 2008)	4(c)	—
Investor Rights Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

10(o)	1-12833 Form 10-Q (Quarter ended September 30, 2012) (filed October 30, 2012)	10(b)	—	Federal and State Income Tax Allocation Agreement, effective January 1, 2010, by and among members of the Energy Future Holdings Corp. consolidated group.

(12)	Statement Regarding Computation of Ratios.

12(a)			—	Computation of Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.

(21)	Subsidiaries of the Registrant

21(a)			—	Subsidiaries of Energy Future Intermediate Holding Company LLC.

Exhibits	Previously Filed* With File Number	As Exhibit

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99(a)			—	Energy Future Intermediate Holding Company LLC Consolidated Adjusted EBITDA reconciliation for the years ended December 31, 2013 and 2012.

99(b)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the years ended December 31, 2013 and 2012.

99(c)	333-91935 Form S-3 (filed July 1, 2003)	99(a)	—	Financing Order.

99(d)			—	Oncor Electric Delivery Holdings Company LLC financial statements presented pursuant to Rules 3–09 and 3–16 of Regulation S–X.

XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
____________

*	Incorporated herein by reference

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Energy Future Intermediate Holding Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
Date: April 29 2014
	By	/s/ JOHN F. YOUNG
(John F. Young, Chair, President and Chief Executive)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Energy Future Intermediate Holding Company LLC and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	JOHN F. YOUNG	Principal Executive Officer	April 29, 2014
	(John F. Young, Chair, President and Chief Executive)	and Manager

/s/	PAUL M. KEGLEVIC	Principal Financial Officer	April 29, 2014
	(Paul M. Keglevic, Executive Vice President, Chief Financial Officer and Co-Chief Restructuring Officer)	and Manager

/s/	STANLEY J. SZLAUDERBACH	Principal Accounting Officer	April 29, 2014
(Stanley J. Szlauderbach, Senior Vice President and Controller)

/s/		Manager	April 29, 2014
(Charles H. Cremens)

/s/	THOMAS D. FERGUSON	Manager	April 29, 2014
(Thomas D. Ferguson)

/s/	JEFFREY LIAW	Manager	April 29, 2014
(Jeffrey Liaw)

/s/	KENNETH PONTARELLI	Manager	April 29, 2014
(Kenneth Pontarelli)

/s/	KNEELAND YOUNGBLOOD	Manager	April 29, 2014
(Kneeland Youngblood)