Form 10-Q
period 2014-03-31
Energy Future Intermediate Holding CO LLC
filed 2014-05-07
CIK 1445146

EFIH10Q2014_Draft 4.0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

At May 7, 2014, the outstanding membership interest in Energy Future Intermediate Holding Company LLC was directly held by Energy Future Holdings Corp.

EFIH10Q2014_Draft 4.0

Energy Future Intermediate Holding Company LLC's (EFIH) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Energy Future Holdings Corp. (EFH Corp.) website at http://www.energyfutureholdings.com as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. The information on EFH Corp.'s website shall not be deemed a part of, or incorporated by reference into, this quarterly report on Form 10-Q. The representations and warranties contained in any agreement that EFIH has filed as an exhibit to this quarterly report on Form 10-Q or that EFIH has or may publicly file in the future may contain representations and warranties made by and to the parties thereto at specific dates. Such representations and warranties may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties' risk allocation in the particular transaction, or may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes.

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

i

EFIH10Q2014_Draft 4.0

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2013 Form 10-K	EFIH's Annual Report on Form 10-K for the year ended December 31, 2013

Bankruptcy Filing
Voluntary petitions for relief under Chapter 11 of the US Bankruptcy Code (Bankruptcy Code) in the US Bankruptcy Court for the District of Delaware (Bankruptcy Court) filed on April 29, 2014 by the Debtors.

Consenting Creditors
Means collectively, (i) certain lenders or investment advisors or managers of discretionary accounts (Consenting TCEH First Lien Lenders) that hold claims under the TCEH Senior Secured Facilities; (ii) certain holders (Consenting TCEH First Lien Noteholders and together with the Consenting TCEH First Lien Lenders, the Consenting TCEH First Lien Creditors) of TCEH Senior Secured Notes; (iii) certain holders (Consenting EFIH First Lien Noteholders) of the EFIH 6.875% Notes and the EFIH 10% Notes (EFIH First Lien Notes); (iv) certain holders (Consenting EFIH Second Lien Noteholders) of the EFIH 11% Notes and the EFIH 11.75% Notes (EFIH Second Lien Notes); (v) certain holders (Consenting EFIH Unsecured Noteholders) of the EFIH Toggle Notes; and certain holders (the Consenting EFH Corp. Unsecured Noteholders) of the EFH Corp. 5.55% Series P Senior Notes due 2014, the EFH Corp. 6.50% Series Q Senior Notes due 2024, the EFH Corp. 6.55% Series R Senior Notes due 2034, the EFH Corp. 11.250%/12.00% Senior Toggle Notes due 2017, the EFH Corp. 10.875% Senior Notes due 2017, the EFH Corp. 9.75% Fixed Senior Notes due 2019, and the EFH Corp. 10% Fixed Senior Notes due 2020 (EFH Corp. Unsecured Notes).

CREZ	Competitive Renewable Energy Zone

DIP Facilities	Refers to EFIH's proposed debtor-in-possession financing. See Note 5 to Financial Statements.

Debtors	EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities

EFCH	Energy Future Competitive Holdings Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context

EFH Corp.	Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context, whose major subsidiaries include TCEH and Oncor

EFH Corp. 10.875% Notes	EFH Corp.'s 10.875% Senior Notes with a maturity date of November 1, 2017, which are guaranteed on a senior unsecured basis by EFIH and EFCH as discussed in Note 5 to Financial Statements

EFH Corp. Toggle Notes	EFH Corp.'s 11.25%/12.00% Senior Toggle Notes with a maturity date of November 1, 2017, which are guaranteed on a senior unsecured basis by EFIH and EFCH as discussed in Note 5 to Financial Statements

EFIH	Energy Future Intermediate Holding Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings, and/or its subsidiaries depending on context.

EFIH Debtors	EFIH and EFIH Finance

EFIH Finance	EFIH Finance Inc., a direct, wholly owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities

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

EFIH Second Lien DIP Facility	Refers, collectively, to the facility that includes the EFIH Second Lien DIP Notes.

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

GAAP	generally accepted accounting principles

ii

EFIH10Q2014_Draft 4.0

LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market

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

Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, a direct, wholly owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context

Oncor Ring-Fenced Entities	Oncor Holdings and its direct and indirect subsidiaries, including Oncor

Oncor Tax Sharing Agreement	Federal and State Income Tax Allocation Agreement among EFH Corp., Oncor Holdings, Oncor and Texas Transmission

PUCT	Public Utility Commission of Texas

REP	retail electric provider

SEC	US Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SG&A	selling, general and administrative

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

EFIH10Q2014_Draft 4.0

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
Selling, general and administrative expenses	$(11)	$—
Other deductions (Note 4)	(77)	—
Interest income — affiliates (Note 7)	—	284
Interest expense and related charges (Note 9)	(198)	(184)
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	(286)	100
Income tax benefit (expense)	72	(36)
Equity in earnings of unconsolidated subsidiary (net of tax) (Note 3)	80	67
Net income (loss)	$(134)	$131

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
Net income (loss)	$(134)	$131
Other comprehensive loss — net of tax effects:
Reclassification to interest income of mark-to-market valuations of holdings of affiliate debt (net of tax expense of $— and $99) (Note 7)	—	(185)
Comprehensive loss	$(134)	$(54)

See Notes to Financial Statements.

EFIH10Q2014_Draft 4.0

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
Cash flows — operating activities:
Net income (loss)	$(134)	$131
Adjustments to reconcile net income to cash used in operating activities:
Equity in earnings of unconsolidated subsidiary	(80)	(67)
Distributions of earnings from unconsolidated subsidiary	37	31
Deferred income taxes, net	(1)	—
Interest expense related to pushed-down debt of parent (Notes 5 and 9)	1	3
Interest expense on toggle notes payable in additional principal (Notes 5 and 9)	49	41
Reserve recorded for income tax receivable from EFH Corp. (Note 4)	77	—
Amortization of debt exchange and issuance costs	(13)	(10)
Mark-to-market gain reclassified from accumulated other comprehensive income (Note 7)	—	(284)
Changes in operating assets and liabilities:
Income taxes receivable from/payable to EFH Corp. (Note 8)	—	34
Other changes in operating assets and liabilities	(42)	15
Cash used in operating activities	(106)	(106)
Cash flows — financing activities:
Interest received on holdings of affiliate debt (Note 7)	—	163
Distributions to EFH Corp. (Note 7)	—	(680)
Debt exchange and issuance costs, premiums and discounts	—	(6)
Cash used in financing activities	—	(523)
Cash flows — investing activities:
Restricted cash related to debt issuance	—	680
Cash provided by investing activities	—	680
Net change in cash and cash equivalents	(106)	51
Cash and cash equivalents — beginning balance	242	424
Cash and cash equivalents — ending balance	$136	$475

See Notes to Financial Statements.

EFIH10Q2014_Draft 4.0

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS	(millions of dollars)
Current assets:
Cash and cash equivalents	$136	$242
Other current assets	2	2
Total current assets	138	244
Investment in Oncor Holdings (Note 3)	5,993	5,950
Other noncurrent assets, principally unamortized debt premium/discount	56	58
Total assets	$6,187	$6,252
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Trade accounts and other payables to affiliates	$3	$10
Debt (Note 5)	7,862	7,877
Accumulated deferred income taxes	26	26
Accrued interest	223	137
Total current liabilities	8,114	8,050
Accumulated deferred income taxes	24	24
Total liabilities	8,138	8,074
Commitments and Contingencies (Note 6)
Membership interests (Note 7):
Capital account	(1,277)	(1,148)
Affiliate debt held by EFIH (Note 7)	(635)	(635)
Accumulated other comprehensive income (loss)	(39)	(39)
Total membership interests	(1,951)	(1,822)
Total liabilities and membership interests	$6,187	$6,252

See Notes to Financial Statements.

EFIH10Q2014_Draft 4.0

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

Bankruptcy Filing

As discussed further in Note 2, on April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, (the Debtors) filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). See Note 5 for discussion of debtor-in-possession financing and classification of debt as current liabilities.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in EFIH's 2013 Form 10-K. The condensed consolidated financial statements have been prepared as if EFIH is a going concern but do not reflect the application of ASC 852, Reorganizations. EFIH's investment in Oncor Holdings does not meet accounting standards criteria for consolidation and is accounted for under the equity method (see Note 3). Adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in EFIH's 2013 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

EFIH10Q2014_Draft 4.0

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

EFIH10Q2014_Draft 4.0

2.	SUBSEQUENT EVENT - BANKRUPTCY FILING

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

In 2013, EFH Corp. began to engage in discussions with certain creditors, including EFIH creditors, with respect to proposed changes to its capital structure. In anticipation of the Bankruptcy Filing, on April 29, 2014, the Debtors entered into a Restructuring Support and Lock-Up Agreement (the Restructuring Support and Lock-Up Agreement) with various stakeholders in order to effect an agreed upon restructuring of the Debtors through a pre-arranged Chapter 11 plan of reorganization (the Restructuring Plan).

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

Material Restructuring Terms

The Restructuring Support and Lock-Up Agreement along with the accompanying term sheet sets forth the material terms of the Restructuring Transactions pursuant to which, in general:

TCEH First Lien Secured Claims

As a result of the Restructuring Transactions, holders of TCEH first lien secured claims will receive, among other things, their pro rata share of (i) 100% of the equity of newly reorganized TCEH (Reorganized TCEH) consummated through a tax-free spin (in accordance with the Private Letter Ruling described below) in connection with TCEH's emergence from bankruptcy and (ii) all of the net cash from the proceeds of the issuance of new long-term secured debt of Reorganized TCEH.

TCEH Unsecured Claims

As a result of the Restructuring Transactions, holders of general unsecured claims against EFCH, TCEH and its subsidiaries (including TCEH first lien deficiency claims, TCEH second lien claims and TCEH unsecured note claims) will receive their pro rata share of the unencumbered assets of TCEH.

EFIH10Q2014_Draft 4.0

EFIH First Lien and EFIH Second Lien Settlements

Pursuant to the Restructuring Support Agreement, certain holders of each of the EFIH 6.875% Notes and EFIH 10% Notes (such holders, the RSA EFIH First Lien Note Parties) have agreed to voluntary settlements with respect to EFIH's and EFIH Finance's obligations under the EFIH First Lien Notes held by such RSA EFIH First Lien Note Parties. Under the terms of the settlement, each such RSA EFIH First Lien Note Party has agreed to accept as payment in full of any claims arising out of its EFIH First Lien Notes an amount of loans under the EFIH First Lien DIP Facility (as discussed in Note 5) equal to the greater of (a) 105% of the principal amount on the EFIH First Lien Notes plus 101% of the accrued and unpaid interest at the non-default rate on such principal (which amount will be deemed to include the original issue discount on the loans under the EFIH First Lien DIP Facility) or (b) 104% of the principal amount of, plus accrued and unpaid interest at the non-default rate on, the EFIH First Lien Notes, as adjusted by the original issue price discount paid on the loans under the EFIH First Lien DIP Facility in connection with the initial lender syndication of the EFIH First Lien DIP Facility (such settlement, the EFIH First Lien Settlement). The Debtors plan to file a motion seeking the Bankruptcy Court's approval of the EFIH First Lien Settlement.

Pursuant to the Restructuring Support Agreement, certain holders of each of the EFIH 11% Notes and EFIH 11.75% Notes (such holders, the EFIH Second Lien Note Parties) have agreed to voluntary settlements with respect to EFIH's and EFIH Finance's obligations under the EFIH Second Lien Notes held by the EFIH Second Lien Note Parties. Under the terms of the settlement, each EFIH Second Lien Note Party has agreed to accept as payment in full of any claims arising out of its EFIH Second Lien Notes, its pro rata share of an amount in cash equal to (i) 100% of the principal, plus accrued and unpaid interest at the non-default rate on such principal, of EFIH Second Lien Notes held by such EFIH Second Lien Party plus (ii) 50% of the aggregate amount of any claim derived from or based upon make-whole or other similar provisions under the EFIH 11% Notes or EFIH 11.75% Notes (such settlement, the EFIH Second Lien Settlement). The Debtors plan to file a motion seeking the Bankruptcy Court's approval of the EFIH Second Lien Settlement.

On May 6, 2014, EFIH commenced an offer to certain remaining holders of the EFIH First Lien Notes to participate in the EFIH First Lien Settlement; provided however, such EFIH First Lien Note holders agree to accept as payment in full of any claims arising out of such holders' EFIH First Lien Notes an amount of loans under the EFIH First Lien DIP Facility (as discussed in Note 5) equal to 105% of the principal amount of the EFIH First Lien Notes held by such holders plus 101% of the accrued and unpaid interest at the non-default rate on such principal (which amount will be deemed to include original issue discount on the loans under the EFIH First Lien DIP Facility). During the early portion of the Chapter 11 Cases, EFIH expects to (i) commence an offer to the remaining holders of EFIH Second Lien Notes to participate in the EFIH Second Lien Settlement, and (ii) initiate litigation to obtain entry of an order from the Bankruptcy Court disallowing the claims of any non-settling holders of the EFIH First Lien Notes and EFIH Second Lien Notes from or based on make-whole or other similar provisions under the respective notes. Following the completion of these offers, and pending Bankruptcy Court approval, non-settling EFIH First Lien Holders and non-settling EFIH Second Lien Note Holders will receive their respective pro rata shares of cash equal to 100% of the principal of applicable notes plus accrued and unpaid interest at the non-default rate of the notes held by such holder (not taking into account alleged premiums, settlements, fees or claims relating to the repayment of such claims) from the proceeds of the EFIH First Lien DIP Facility and EFIH Second Lien DIP Facility (as described in Note 5).

The EFIH First Lien Settlement and the EFIH Second Lien Settlement will not be consummated unless, among other things, the Bankruptcy Court approves the EFIH First Lien DIP Facility, the EFIH First Lien Settlement, the EFIH Second Lien DIP Facility and the EFIH Second Lien Settlement.

EFIH Second Lien DIP Notes Offering

During the early portion of the Chapter 11 Cases, EFIH and EFIH Finance expect to offer (the EFIH Second Lien DIP Notes Offering) to certain holders of EFIH unsecured claims and a significant EFIH Second Lien Note Party the right to purchase $1.9 billion aggregate principal amount of 8% Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Notes due 2016 (EFIH Second Lien DIP Facility or EFIH Second Lien DIP Notes).

EFIH10Q2014_Draft 4.0

Backstop Commitment

In connection with the execution of the Restructuring Support and Lock-Up Agreement, certain holders of the EFIH Unsecured Notes (the Backstop Parties) entered into a commitment letter with EFH Corp. and EFIH, dated April 29, 2014 (the Commitment Letter), pursuant to which such holders committed, severally and not jointly, up to $1.9 billion in available funds (the Backstop Commitment) to purchase EFIH Second Lien DIP Notes not sold in the EFIH Second Lien DIP Notes offering. Any EFIH Second Lien DIP Notes not sold in the EFIH Second Lien DIP Notes Offering will be purchased by the Backstop Parties, pro rata in proportion to their respective share of the Backstop Commitment. If any Backstop Party fails to satisfy its obligation to purchase its pro rata share of the unpurchased notes, the other Backstop Parties would have the right, but not the obligation, to purchase such unpurchased notes. The obligations under the Commitment Letter are not subject to the approval of the Oncor TSA Amendment (as described below) by the Bankruptcy Court.

Under the Commitment Letter and in consideration of the Backstop Commitment, EFIH agreed to pay the Backstop Parties fees consisting of approximately (i) $40 million in execution and approval fees payable at various milestones within the bankruptcy process and (ii) a fee equal to $95 million payable in the form of Non-Interest Bearing Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche B Notes due 2016 (EFIH Second Lien DIP Tranche B Notes) to be paid concurrently with the consummation of the EFIH Second Lien DIP Notes Offering.

In the event the EFIH Second Lien DIP Notes are repaid in cash prior to the effective date of the plan of reorganization (Effective Date) without the consent of certain creditors, EFIH agreed to pay the Backstop Parties a termination fee of $380 million. In addition, if EFIH seeks to consummate an alternative transaction that delivers equal or greater value to EFIH than the transactions contemplated by the Restructuring Support and Lock-Up Agreement, EFIH agreed to pay the holders of EFIH Second Lien DIP Notes a break-up fee of approximately $57 million.

EFIH Unsecured Claims and EFH Corp. Unsecured Claims

On the Effective Date, all of the EFIH Unsecured Notes and EFH Corp. Unsecured Notes will be canceled. In full satisfaction of all general unsecured claims against EFIH and all general unsecured claims against EFH Corp., (i) each holder of a general unsecured claim against EFIH will receive its pro rata share of 98.0% of the equity interests of newly reorganized EFH Corp. (Reorganized EFH Corp.) (subject to dilution by the Equity Conversion as described below) and (ii) each holder of a general unsecured claim against EFH Corp. will receive its pro rata share of 1.0% of the equity interests of Reorganized EFH Corp. (subject to dilution by the Equity Conversion) and the right to purchase up to 9% of the equity interests in Reorganized EFH Corp. from certain holders of EFIH Second Lien DIP Notes.

Holders of general unsecured claims against EFH Corp. will also receive on the Effective Date their pro rata share of either (A) if the Oncor TSA Amendment (described below) has then been approved, (1) $55 million in cash from EFIH, provided, however, that if the Oncor tax payments received by EFIH under the Oncor TSA Amendment through the Effective Date are less than 80% of projected amounts, the $55 million payment will be reduced on a dollar for dollar basis by the amount of such shortfall, and (2) cash on hand at EFH Corp. (not including the settlement payment in clause (1) hereof); or (B) if the Oncor TSA Amendment has not then been approved, all assets of EFH Corp., including cash on hand but excluding the equity interests in EFIH.

EFH Corp. Equity Interests

On the Effective Date, all of the equity interests in EFH Corp. (EFH Corp. Interests) will be canceled. In full satisfaction of the claims under the EFH Corp. Interests, each holder of EFH Corp. Interests will receive its pro rata share of 1.0% of the equity interests of Reorganized EFH Corp. (subject to dilution by the Equity Conversion).

Equity Conversion

On the Effective Date, the EFIH Second Lien DIP Notes will, subject to certain conditions, automatically convert (Equity Conversion) on a pro rata basis into approximately 64% of the equity interests of Reorganized EFH Corp., subject to adjustment based on the principal amount of the EFIH Second Lien DIP Notes.

EFIH10Q2014_Draft 4.0

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

If the Bankruptcy Court has not approved the Oncor TSA Amendment within 90 days after the Petition Date, the interest rate on the interest bearing EFIH Second Lien DIP Tranche A Notes (but not the EFIH Second Lien DIP Tranche B Notes) will increase by 4.0% with such additional interest to be paid-in-kind (compounded quarterly) until such approval is received from the Bankruptcy Court. If the Bankruptcy Court has not approved the Oncor TSA Amendment by April 29, 2015, each holder of EFIH Second Lien DIP Notes (including the non-interest bearing EFIH Second Lien DIP Tranche B Notes) will receive additional EFIH Second Lien DIP Notes equal to 10.0% of the amount of EFIH Second Lien DIP Notes held by such holder.

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

There are various conditions precedent to the restructuring transactions under the Restructuring Support and Lock-Up Agreement including, but not limited to, the receipt of the Private Letter Ruling, requisite regulatory approvals and approvals by the Bankruptcy Court.

Operation and Implications of the Chapter 11 Cases

The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to comply with the financial and other covenants contained in the debtor-in-possession financing (DIP Facilities, described below), the Bankruptcy Court's approval of the Restructuring Plan or another Chapter 11 plan and our ability to successfully implement the Restructuring Plan or another Chapter 11 plan and obtain new financing, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facilities), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the Restructuring Plan or another Chapter 11 plan could materially change and may impact the amounts and classifications of assets and liabilities reported in our consolidated financial statements.

Financing During the Chapter 11 Cases

See Note 5 for discussion of the EFIH First Lien DIP Facility, which is expected to provide $5.4 billion in senior secured, super-priority financing and the EFIH Second Lien DIP Facility, which is expected to provide $1.9 billion in secured, super-priority financing.

EFIH10Q2014_Draft 4.0

Significant Bankruptcy Court Actions

On May 1 and 2, 2014 at the first-day hearings of the Chapter 11 Cases, the Bankruptcy Court issued certain interim orders relating to the Debtors’ businesses. These orders authorized the Debtors to, among other things, enter into the TCEH DIP Facilities (described in Note 5), pay certain prepetition employee and retiree expenses and benefits, use their existing cash management system, maintain and administer customer programs primarily at TXU Energy, pay certain critical vendors, perform under certain prepetition hedging and trading arrangements and pay certain prepetition taxes and related fees. In addition, during the first-day hearings, the Bankruptcy Court set June 5 and 6, 2014 as the date for the second-day hearings in the Chapter 11 Cases. We expect that at the second-day hearings the Bankruptcy Court will consider issuing final orders related to the matters approved in the interim orders as well as certain other related matters.

These orders are significant because they allow us to operate our businesses in the normal course.

EFIH10Q2014_Draft 4.0

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

The carrying value of EFIH's variable interest in Oncor Holdings totaled $5.993 billion and $5.950 billion at March 31, 2014 and December 31, 2013, respectively, and is reported as investment in Oncor Holdings in EFIH's balance sheet. EFIH's maximum exposure to loss from this investment does not exceed its carrying value.

See Note 8 for discussion of Oncor Holdings' and Oncor's transactions with EFH Corp. and its other subsidiaries.

Distributions from Oncor Holdings and Related Risks — Oncor Holdings' distributions of earnings to EFIH totaled $37 million and $31 million for the three months ended March 31, 2014 and 2013, respectively. Distributions may not be paid except to the extent Oncor maintains a required regulatory capital structure as discussed below. At March 31, 2014, $239 million was eligible to be distributed to Oncor's members after taking into account the regulatory capital structure limit, of which approximately 80% relates to EFIH's ownership interest in Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the applicable board determines in good faith that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings.

Oncor's distributions are limited by its regulatory capital structure, which is required to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At March 31, 2014, Oncor's regulatory capitalization ratio was 58.4% debt and 41.6% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility's debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes bonds issued by Oncor Electric Delivery Transition Bond Company LLC, which were issued in 2003 and 2004 to recover specific generation-related regulatory assets and other qualified costs. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).

As a result of the Bankruptcy Filing, Oncor has credit risk exposure to trade accounts receivable from TCEH, which relate to delivery services provided by Oncor to TCEH's retail operations. At the Petition Date, these accounts receivable totaled $109 million, including $37 million in unbilled amounts. The accounts receivable are secured by $5 million in letters of credit posted by TCEH. Oncor has additional credit risk exposure to EFH Corp. and certain of its subsidiaries totaling approximately $20 million at the Petition Date, including an $18 million federal income tax receivable from EFH Corp. under the Federal and State Income Tax Allocation Agreement. Additional income tax receivable amounts may arise in the normal course under that agreement.

Because Oncor would not seek regulatory rate recovery for such credit losses, Oncor's earnings could be reduced by the amount (after-tax) of any nonpayment by EFH Corp. and its subsidiaries of amounts owed to Oncor.

Oncor has not established any reserves related to these exposures.

EFIH10Q2014_Draft 4.0

Oncor Holdings Financial Statements — Condensed statements of consolidated income of Oncor Holdings and its subsidiaries for the three months ended March 31, 2014 and 2013 are presented below:

	Three Months Ended March 31,
	2014	2013
Operating revenues	$917	$817
Operation and maintenance expenses	(345)	(298)
Depreciation and amortization	(210)	(199)
Taxes other than income taxes	(108)	(102)
Other income	4	5
Other deductions	(3)	(4)
Interest income	1	1
Interest expense and related charges	(88)	(94)
Income before income taxes	168	126
Income tax expense	(67)	(41)
Net income	101	85
Net income attributable to noncontrolling interests	(21)	(18)
Net income attributable to Oncor Holdings	$80	$67

Assets and liabilities of Oncor Holdings at March 31, 2014 and December 31, 2013 are presented below:

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$32	$28
Restricted cash	58	52
Trade accounts receivable — net	390	385
Trade accounts and other receivables from affiliates	120	135
Income taxes receivable from EFH Corp.	22	16
Inventories	69	65
Accumulated deferred income taxes	27	32
Prepayments and other current assets	86	82
Total current assets	804	795
Restricted cash	16	16
Other investments	91	91
Property, plant and equipment — net	12,068	11,902
Goodwill	4,064	4,064
Regulatory assets — net	1,222	1,324
Other noncurrent assets	79	71
Total assets	$18,344	$18,263
LIABILITIES
Current liabilities:
Short-term borrowings	$979	$745
Long-term debt due currently	633	131
Trade accounts payable — nonaffiliates	147	178
Income taxes payable to EFH Corp.	85	23
Accrued taxes other than income	65	169
Accrued interest	64	95
Other current liabilities	118	135
Total current liabilities	2,091	1,476
Accumulated deferred income taxes	1,901	1,905
Long-term debt, less amounts due currently	4,852	5,381
Other noncurrent liabilities and deferred credits	1,747	1,822
Total liabilities	$10,591	$10,584

EFIH10Q2014_Draft 4.0

4.	RESERVE FOR INCOME TAX RECEIVABLE

At March 31, 2014, EFIH had an income tax receivable from EFH Corp. totaling $77 million that arose in the three months ended March 31, 2014 under the Federal and State Income Tax Allocation Agreement. In consideration of the Bankruptcy Filing, EFIH fully reserved the income tax receivable because of the significant uncertainty regarding its ultimate settlement. The charge was reported in other deductions.

At December 31, 2013, EFIH had an income tax receivable from EFH Corp. totaling $110 million that arose under the Federal and State Income Tax Allocation Agreement. In the fourth quarter 2013, EFIH fully reserved the income tax receivable because of the significant uncertainty regarding its ultimate settlement.

EFIH10Q2014_Draft 4.0

5.	DEBT

Debtor-In-Possession (DIP) Facilities

EFIH First Lien DIP Facility — EFIH has received a binding commitment and agreements to participate, subject to certain customary conditions, for a $5.4 billion first-lien DIP facility described below (the EFIH First Lien DIP Facility). EFIH filed a motion with the Bankruptcy Court for approval of certain fees related to the EFIH First Lien DIP Facility.

The proposed EFIH First Lien DIP Facility is a Senior Secured, Super-Priority Credit Agreement by and among the EFIH Debtors, the lenders that are party thereto from time to time and an administrative and collateral agent.

On May 1, 2014, the Bankruptcy Court approved an interim order authorizing the EFIH Debtors to pay certain fees related to the EFIH Debtors' proposed EFIH First Lien DIP Facility in accordance with the EFIH First Lien DIP commitment letter and the EFIH First Lien DIP fee letter.

See Note 2 for further discussion regarding the Restructuring Support and Lock-Up Agreement, the EFIH First Lien Settlement and the EFIH First Lien DIP Facility.

The principal amounts outstanding under the EFIH First Lien DIP Facility will bear interest based on applicable LIBOR or base rates plus applicable margins as set forth in the EFIH First Lien DIP Facility. The EFIH First Lien DIP Facility also will provide for certain additional fees payable to the agents and lenders, as well as availability fees payable with respect to any unused portions of the available EFIH First Lien DIP Facility.

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

The EFIH First Lien DIP Facility will provide for affirmative and negative covenants applicable to the EFIH Debtors, including affirmative covenants requiring the EFIH Debtors to provide financial information, budgets and other information to the agents under the EFIH First Lien DIP Facility, and negative covenants restricting the EFIH Debtors' ability to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions, in each case except as permitted in the EFIH First Lien DIP Facility. EFIH's ability to borrow under the EFIH First Lien DIP Facility will be subject to the satisfaction of certain customary conditions precedent set forth therein. The Oncor Ring-Fenced Entities will not be restricted subsidiaries for purposes of the EFIH First Lien DIP Facility.

The EFIH First Lien DIP Facility will provide for certain customary events of default, including events of default resulting from non-payment of principal, interest or other amounts when due, material breaches of representations and warranties, material breaches of covenants in the EFIH First Lien DIP Facility or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against EFIH. The EFIH First Lien DIP Facility will also include an event of default that may arise from its failure to meet a minimum liquidity test. Upon the existence of an event of default, the EFIH First Lien DIP Facility will provide that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

EFIH10Q2014_Draft 4.0

EFIH Second Lien DIP Facility — The EFIH Second Lien DIP Facility will provide for a secured, super-priority term loan in the amount of $1.9 billion (with (a) an additional $95 million issued as a payment-in-kind closing fee and (b) additional amounts issued as payment-in-kind interest or a one-time fee if the Oncor TSA Amendment is not approved). The proposed EFIH Second Lien DIP Facility will be a Secured, Subordinated Super-Priority Note Purchase Agreement by and among the EFIH Debtors, the lenders that are party thereto from time to time and an administrative and collateral agent. On the Effective Date, the EFIH Second Lien DIP Notes will automatically convert (Equity Conversion) on a pro rata basis into approximately 64% of the equity interests of newly reorganized EFH Corp. (Reorganized EFH Corp.), subject to adjustment based on the principal amount of the EFIH Second Lien Notes.

See Note 2 for further discussion of the Restructuring Support and Lock-Up Agreement, the EFIH Second Lien DIP Notes Offering and the Backstop Commitment received from certain holders of the EFIH Unsecured Notes.

The principal amounts outstanding under the EFIH Second Lien DIP Facility will bear interest at a fixed rate of 8% per annum, subject to certain adjustments if the Bankruptcy Court has not approved the Oncor TSA Amendment within 90 days after the Petition Date.

The EFIH Second Lien DIP Facility will mature on the twenty-fourth month after the closing date of the EFIH Second Lien DIP Facility.

EFIH's obligations under the EFIH Second Lien DIP Facility will be secured by a second lien covering substantially all of EFIH's assets, rights and properties, subject to certain exceptions set forth in the EFIH Second Lien DIP Facility. The EFIH Second Lien DIP Facility will provide that all obligations thereunder will constitute administrative expenses in the Chapter 11 Cases, with administrative priority and senior secured state under Section 364(c) and 364(d) of the Bankruptcy Code and, subject to certain exceptions set forth in the EFIH Second Lien DIP Facility (including with respect to the EFIH First Lien DIP Facility), will have priority over any and all administrative expense claims, unsecured claims and costs and expenses in the Chapter 11 Cases.

The EFIH Second Lien DIP Facility will provide for affirmative and negative covenants applicable to the EFIH Debtors, including affirmative covenants requiring the EFIH Debtors to provide financial information, budgets and other information to the agents under the EFIH Second Lien DIP Facility, and negative covenants restricting the EFIH Debtors' ability to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions, in each case except as permitted in the EFIH Second Lien DIP Facility. EFIH's ability to borrow under the EFIH Second Lien DIP Facility will be subject to the satisfaction of certain customary conditions precedent set forth therein. The Oncor Ring-Fenced Entities will not be restricted subsidiaries for purposes of the EFIH Second Lien DIP Facility.

The EFIH Second Lien DIP Facility will provide for certain customary events of default, including events of default resulting from non-payment of principal, interest or other amounts when due, material breaches of representations and warranties, material breaches of covenants in the EFIH Second Lien DIP Facility or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against EFIH. Upon the existence of an event of default, the EFIH Second Lien DIP Facility will provide that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

EFIH10Q2014_Draft 4.0

Debt

The Bankruptcy Filing constituted an event of default under the indentures governing the debt instruments listed below and those debt obligations became immediately due and payable. As a result, the accompanying consolidated balance sheets as of March 31, 2014 and December 31, 2013 present all debt classified as current. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Debtors as a result of the default.

At March 31, 2014 and December 31, 2013, debt consisted of the following:

	March 31,	December 31,
	2014	2013
Debt issued by EFIH:
6.875% Fixed Senior Secured First Lien Notes due August 15, 2017	$503	$503
10% Fixed Senior Secured First Lien Notes due December 1, 2020	3,482	3,482
11% Fixed Senior Secured Second Lien Notes due October 1, 2021	406	406
11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022	1,750	1,750
11.25%/12.25% Senior Toggle Notes due December 1, 2018	1,566	1,566
9.75% Fixed Senior Notes due October 15, 2019	2	2
Unamortized premium	265	284
Unamortized discount	(142)	(146)
Total debt issued by EFIH	7,832	7,847
Pushed down debt (a):
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017	17	17
11.25%/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017	13	13
Total pushed down debt	30	30
Total debt	$7,862	$7,877
________________

(a)	Represents 50% of the amount of these EFH Corp. securities guaranteed by EFIH and pushed down per the discussion below under "Guarantees and Push Down of EFH Corp. Debt."

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

Debt guaranteed and subject to push down at March 31, 2014 totals $60 million and consists of $33 million principal amount of EFH Corp. 10.875% Senior Notes and $27 million principal amount of EFH Corp. 11.25%/12.00% Senior Toggle Notes. The amount reflected in EFIH's balance sheet as pushed down debt ($30 million at both March 31, 2014 and December 31, 2013, as shown in the debt table above) represents 50% of the principal amount of the EFH Corp. Merger-related debt guaranteed. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., EFIH records the settlement of such amounts as noncash capital contributions from EFH Corp.

There were no payments of interest by EFH Corp. on debt pushed down for the three months ended March 31, 2014. EFH Corp. payments of interest on debt pushed down totaled $20 million for the three months ended March 31, 2013.

EFIH10Q2014_Draft 4.0

Information Regarding Other Significant Pre-Petition Debt

EFIH 6.875% Senior Secured Notes — At March 31, 2014, the principal amount of the EFIH 6.875% Notes totaled $503 million. These notes have a maturity date in August 2017, with interest payable in cash semiannually in arrears on February 15 and August 15 at a fixed rate of 6.875% per annum. The EFIH 6.875% Notes are secured on a first-priority basis by EFIH's pledge of its 100% ownership of the membership interests in Oncor Holdings (the EFIH Collateral) on an equal and ratable basis with the EFIH 10% Notes.

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

EFIH 10% Senior Secured Notes — At March 31, 2014, the principal amount of the EFIH 10% Notes totaled $3.482 billion. The notes have a maturity date in December 2020, with interest payable in cash semiannually in arrears on June 1 and December 1 at a fixed rate of 10% per annum. The notes are secured by the EFIH Collateral on an equal and ratable basis with the EFIH 6.875% Notes.

The EFIH 10% Notes are senior obligations of EFIH and rank equally in right of payment with all existing and future senior indebtedness of EFIH, including the EFIH 6.875% Notes. The EFIH 10% Notes have substantially the same terms as the EFIH 6.875% Notes. The holders of the EFIH 10% Notes vote as a separate class from the holders of the EFIH 6.875% Notes.

The $1.302 billion of EFIH 10% Notes issued in January 2013 were issued in private placements and are not registered under the Securities Act. EFIH had agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH 10% Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable notes for the EFIH 10% Notes. Because the exchange offer was not completed, the annual interest rate on the EFIH 10% Notes increased by 25 basis points (to 10.25%) on January 30, 2014 and by an additional 25 basis points (to 10.50%) on April 30, 2014.

EFIH 11% Senior Secured Second Lien Notes — At March 31, 2014, the principal amount of the EFIH 11% Notes totaled $406 million. The notes have a maturity date in October 2021, with interest payable in cash semiannually in arrears on May 15 and November 15 at a fixed rate of 11% per annum. The EFIH 11% Notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11.75% Notes.

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

EFIH10Q2014_Draft 4.0

EFIH 11.75% Senior Secured Second Lien Notes — At March 31, 2014, the principal amount of the EFIH 11.75% Notes totaled $1.750 billion. These notes have a maturity date in March 2022, with interest payable in cash semiannually in arrears on March 1 and September 1 at a fixed rate of 11.75% per annum. The EFIH 11.75% Notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11% Notes. The EFIH 11.75% Notes have substantially the same covenants as the EFIH 11% Notes, and the holders of the EFIH 11.75% Notes will generally vote as a single class with the holders of the EFIH 11% Notes.

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

EFIH 11.25%/12.25% Senior Toggle Notes — At March 31, 2014, the principal amount of the EFIH Toggle Notes totaled $1.566 billion. These notes have a maturity date in December 2018, with interest payable semiannually in arrears on June 1 and December 1 at a fixed rate of 11.25% per annum for cash interest and 12.25% per annum for PIK Interest. The terms of the Toggle Notes include an election by EFIH, for any interest period until June 1, 2016, to pay interest on the Toggle Notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new EFIH Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. EFIH made its 2013 interest payments on the EFIH Toggle Notes by using the PIK feature of those notes.

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

Fair Value of Debt

At March 31, 2014 and December 31, 2013, the estimated fair value of EFIH's debt (including pushed down debt) totaled $7.812 billion and $7.489 billion, respectively, and the carrying amount totaled $7.862 billion and $7.877 billion, respectively. EFIH determines fair value in accordance with accounting standards and at March 31, 2014 its debt fair value represents Level 2 valuations. EFIH obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

EFIH10Q2014_Draft 4.0

6.	COMMITMENTS AND CONTINGENCIES

Guarantees

See Note 5 for discussion of EFIH's guarantees of certain EFH Corp. debt.

Legal Proceedings

From time to time, EFIH may be involved in various legal and administrative proceedings in the normal course of business the ultimate resolutions of which, in the opinion of management, should not have a material effect upon its financial condition, results of operations or liquidity.

EFIH10Q2014_Draft 4.0

7.	MEMBERSHIP INTERESTS

Cash Distributions

No cash distributions were made in the three months ended March 31, 2014. In January 2013, EFIH's board of directors declared, and EFIH paid, a cash distribution to EFH Corp. of $680 million, which was used by EFH Corp. to settle the TCEH Demand Notes (see Note 8).

Distribution Restrictions

Under applicable law, EFIH is prohibited from paying any distribution to the extent that immediately following payment of such distribution, it would be insolvent. In addition, due to the Bankruptcy Filing, no dividends are eligible to be paid without the approval of the Bankruptcy Court.

Affiliate Debt Held by EFIH

As a result of debt exchanges in 2009 through 2013, EFIH held debt securities of EFH Corp. and TCEH. In December 2012, management determined that some or all of these securities may be returned as dividends to EFH Corp.; accordingly, the balances were reclassified at that time from investment in debt of affiliates and reported as a reduction of membership interests. Interest received reduces the carrying value of the securities and thus increases membership interests. There was no interest received in the three months ended March 31, 2014. Interest received for the three months ended March 31, 2013 totaled $163 million after-tax and represented accrued interest on notes distributed to EFH Corp. in first quarter 2013. As a result of the Bankruptcy Filing, EFIH does not expect to receive further interest payments on affiliate debt securities it holds.

In the first quarter 2013, EFIH distributed to EFH Corp. $6.360 billion principal amount of EFH Corp. debt held. As a result of this distribution, EFIH reclassified to interest income $284 million (pretax) of mark-to-market gains previously reported in accumulated other comprehensive income.

The principal amounts, coupon rates, maturities and carrying value of holdings of debt of affiliates at both March 31, 2014 and December 31, 2013 are as follows:

	Principal Amount (a)	Carrying Value
EFH Corp. 5.55% Fixed Senior Notes Series P due November 15, 2014	$281	$185
EFH Corp. 6.50% Fixed Senior Notes Series Q due November 15, 2024	545	249
EFH Corp. 6.55% Fixed Senior Notes Series R due November 15, 2034	456	194
TCEH 10.25% Fixed Senior Notes due November 1, 2015 (both periods include $48 million principal amount of Series B Notes)	79	7
Balance reported as reduction in membership interests	$1,361	$635
________________

(a)	Pursuant to the terms of the Restructuring Support and Lock-Up Agreement, the debt is expected to be cancelled in connection with the Restructuring Plan.

The indentures governing the EFIH Notes do not limit EFIH's ability to distribute the EFH Corp. debt securities that it holds to EFH Corp. so long as it received such securities in exchange for the issuance of EFIH debt, which applies to all the EFH Corp. debt EFIH currently holds.

EFIH10Q2014_Draft 4.0

Membership Interests

The following table presents the changes (all after tax) to membership interests for the three months ended March 31, 2014:

	Capital Accounts	Affiliate Debt Held by EFIH	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2013	$(1,148)	$(635)	$(39)	$(1,822)
Net income	(134)	—	—	(134)
Effect of debt push-down from EFH Corp.	5	—	—	5
Balance at March 31, 2014	$(1,277)	$(635)	$(39)	$(1,951)

The following table presents the changes to membership interests for the three months ended March 31, 2013:

	Capital Accounts	Affiliate Debt Held by EFIH	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2012	$5,049	$(5,388)	$160	$(179)
Net income	131	—	—	131
Cash distributions to EFH Corp.	(680)	—	—	(680)
Push-down of deferred net loss on debt exchanges, net of tax	12	—	—	12
Effect of debt push-down from EFH Corp. (a)	434	—	—	434
Distribution to EFH Corp. of debt held as investment	(5,776)	—	—	(5,776)
EFH Corp. debt distributed to EFH Corp. ($5.125 billion principal amount)	—	4,524	—	4,524
Net affiliate debt received in debt exchanges ($31 million principal amount)	—	(23)	—	(23)
Interest received on holdings of affiliate debt	—	163	—	163
Recognition in interest income of mark-to-market valuations of investments in affiliate debt upon distribution to EFH Corp.	—	—	(185)	(185)
Balance at March 31, 2013	$(830)	$(724)	$(25)	$(1,579)
________________

(a)	Represents the effect of a reduction of $420 million of debt pushed down from EFH Corp and related interest and income tax effects.

Accumulated Other Comprehensive Income (Loss)

There were no material changes to accumulated other comprehensive income (loss) in the three months ended March 31, 2014.

EFIH10Q2014_Draft 4.0

The following table presents the changes to accumulated other comprehensive income (loss) for the three months ended March 31, 2013. There was no other comprehensive income (loss) before reclassification for the period.

	Dedesignated Cash Flow Hedges - Oncor	Changes in Fair Values of Investment in Debt Securities of Affiliates	Pension and Other Postretirement Employee Benefit Liabilities Adjustments - Oncor	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$(23)	$185	$(2)	$160
Amounts reclassified from accumulated other comprehensive income (loss) and reported in:
Interest income	—	(284)	—	(284)
Equity in earnings (losses) of unconsolidated subsidiaries	1	—	(1)	—
Income tax benefit	—	99	—	99
Total amount reclassified from accumulated other comprehensive income (loss) during the period	1	(185)	(1)	(185)
Balance at March 31, 2013	$(22)	$—	$(3)	$(25)

EFIH10Q2014_Draft 4.0

8.	RELATED–PARTY TRANSACTIONS

The following represent EFIH's significant related-party transactions. Also see Note 7 for a discussion of EFH Corp. and TCEH debt securities held by EFIH.

•
EFH Corp. allocates expense to EFIH for management fees owed by EFH Corp. to the Sponsor Group. This expense, which is reported in SG&A expenses, totaled $2 million for the three months ended March 31, 2014. Beginning with the quarterly management fee due December 31, 2013, the Sponsor Group, while reserving the right to receive the fees, directed EFH Corp. to suspend payments of the management fees for an indefinite period. Accordingly, EFIH did not reimburse EFH Corp. for the allocated management fees. There was no allocation of fees to EFIH for the three months ended March 31, 2013.

In addition to amounts paid directly by EFIH, a subsidiary of EFH Corp. allocates costs to EFIH for legal and other consulting services associated with EFIH's debt restructuring activities, and EFIH reimburses the subsidiary for the allocated costs on a monthly basis. The allocated expense, which is reported in SG&A expenses, totaled $3 million for the three months ended March 31, 2014. There was no allocation of legal and other consulting services costs to EFIH for the three months ended March 31, 2013.

A subsidiary of EFH Corp. bills EFIH for administrative services at cost, and EFIH reimburses the subsidiary for the allocated costs on a monthly basis. This expense, which is reported in SG&A expenses, totaled $1 million for the three months ended March 31, 2014. There was no allocation of administrative service costs to EFIH for the three months ended March 31, 2013.

•
EFH Corp. files consolidated federal income tax and Texas state margin tax returns, and under a Federal and State Income Tax Allocation Agreement, allocates income taxes to EFIH substantially as if it were filing its own corporate income tax returns. At March 31, 2014 and December 31, 2013, EFIH had current income tax receivables from EFH Corp. totaling $77 million and $110 million, respectively, both of which were fully reserved (see Note 5). EFIH made no income tax payments to EFH Corp. for the three months ended March 31, 2014. EFIH's income tax payments to EFH Corp. totaled $3 million for the three months ended March 31, 2013. See discussion below in this note regarding allocation of income tax liabilities to Oncor Holdings and Oncor.

•
At December 31, 2012, EFH Corp. had demand notes payable (TCEH Demand Notes) to TCEH totaling $698 million arising from borrowings used to fund EFH Corp. debt principal and interest payments (P&I Note) and net borrowings for general corporate purposes (SG&A Note). EFIH was a guarantor of these demand notes. EFH Corp. settled the balance of the TCEH Demand Notes in January 2013 using the cash distribution from EFIH discussed in Note 7.

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

Significant related-party transactions between Oncor Holdings (including its consolidated subsidiary Oncor) and EFH Corp., other affiliates of EFH Corp. and the Sponsor Group are as follows:

•
Oncor receives payments from TCEH for services it provides, principally the delivery of electricity. Revenues recorded by Oncor for these services totaled $241 million and $225 million for the three months ended March 31, 2014 and 2013, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. These revenues from TCEH represented 26% and 28% of Oncor Holdings' operating revenues for the three months ended March 31, 2014 and 2013, respectively. Oncor Holdings' balance sheets at March 31, 2014 and December 31, 2013 reflect receivables from affiliates totaling $120 million and $135 million, respectively, consisting almost entirely of trade receivables from TCEH related to these electricity delivery fees.

•
Oncor pays EFH Corp. subsidiaries for financial and other administrative services and shared facilities at cost. Such amounts increased reported operation and maintenance expense by $9 million and $8 million for the three months ended March 31, 2014 and 2013, respectively.

EFIH10Q2014_Draft 4.0

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH's balance sheet) is funded by a delivery fee surcharge collected from REPs by Oncor, as collection agent, and remitted monthly to TCEH. The delivery fee surcharges remitted to TCEH totaled $4 million for both the three months ended March 31, 2014 and 2013.

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

At March 31, 2014, Oncor Holdings had a current payable to EFH Corp. related to federal and state income taxes totaling $63 million, which includes $61 million payable by Oncor. The Oncor payable to EFH Corp. consists of a $51 million federal income tax payable and $28 million state margin tax payable net of an $18 million federal income tax receivable. At December 31, 2013, Oncor Holdings had a current payable totaling $7 million, which included $5 million payable by Oncor. Oncor's liability at December 31, 2013 consists of a $23 million state margin tax payable net of an $18 million federal income tax receivable.

For the three months ended March 31, 2014 and 2013, Oncor Holdings made income tax payments to EFH Corp totaling $5 million and $9 million, respectively. Oncor made no income tax payments to EFH Corp. for the three months ended March 31, 2014 and 2013.

•
Oncor has requirements in place to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of Oncor Electric Delivery Transition Bond Company LLC. Under these requirements, as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at both March 31, 2014 and December 31, 2013, TCEH had posted letters of credit in the amount of $9 million for Oncor's benefit.

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

In the second quarter 2014, Oncor and EFH Corp. entered into an agreement whereby Oncor will cease participation in EFH Corp.’s OPEB Plan and establish its own OPEB plan for Oncor’s eligible retirees and their dependents effective July 1, 2014. Participants in the EFH Corp. OPEB plan with split service will become participants in the Oncor plan. The methodology for OPEB cost allocations between EFH Corp. and Oncor is not expected to change, and the agreement is not expected to have a material effect on the net assets or cash flows of EFH Corp.

EFIH10Q2014_Draft 4.0

9.	SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges

	Three Months Ended March 31,
	2014	2013
Interest paid/accrued	$161	$150
Interest expense related to pushed down debt	1	3
Interest expense on toggle notes payable with additional principal (Note 5)	49	41
Amortization of debt exchange premiums	(18)	(22)
Amortization of debt exchange discounts and issuance costs	5	12
Total interest expense and related charges	$198	$184

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2014	2013
Cash payments related to:
Interest on EFIH debt	$125	$125
Income taxes	—	3
Noncash investing and financing activities:
Parent's payment of interest on pushed-down debt accounted for as a contribution of capital (net of tax) (Note 5)	—	18
Reduction of debt pushed down from EFH Corp. (a)	—	(420)
Debt exchange transactions (b)	—	14
Distribution to EFH Corp. of debt held as an investment (Note 7)	—	(5,776)
____________

(a)	For the three months ended March 31, 2013, represents $838 million principal amount of EFH Corp. debt exchanged (at 50%).

(b)
For the three months ended March 31, 2013 reflects: $1.302 billion of EFIH debt issued in exchange for $1.310 billion of EFH Corp. and EFIH debt and $89 million of EFIH debt issued in exchange for $95 million of EFH Corp. debt.

EFIH10Q2014_Draft 4.0

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of EFIH's financial condition and results of operations for the three months ended March 31, 2014 and 2013 should be read in conjunction with its condensed consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFIH, a direct, wholly owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company whose wholly owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell electricity to residential, business and other consumers in the north-central, eastern and western parts of Texas. Revenues from services provided to TCEH represented 26% and 28% of Oncor's total reported consolidated revenues for the three months ended March 31, 2014 and 2013, respectively. EFIH has no reportable business segments. See Notes 1 and 3 to Financial Statements for a discussion of the reporting of EFIH's investment in Oncor Holdings as an equity method investment and a description of the "ring-fencing" measures implemented with respect to Oncor Holdings and Oncor. These measures were put in place to further enhance Oncor's credit quality and mitigate Oncor's and Oncor Holdings' exposure to the Texas Holdings Group with the intent to minimize the risk that a court would order any of the assets and liabilities of the Oncor Ring-Fenced Entities to be substantively consolidated with those of any member of the Texas Holdings Group in the event any such member were to become a debtor in a bankruptcy case. EFIH believes, as several major credit rating agencies have acknowledged, that the likelihood of such substantive consolidation of the Oncor Ring-Fenced Entities' assets and liabilities is remote in consideration of the ring-fencing measures and applicable law.

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

In 2013, EFH Corp. began to engage in discussions with certain creditors, including EFIH creditors, with respect to proposed changes to its capital structure. In anticipation of the Bankruptcy Filing, on April 29, 2014, the Debtors entered into a Restructuring Support and Lock-Up Agreement (the Restructuring Support and Lock-Up Agreement) with various stakeholders in order to effect an agreed upon restructuring of the Debtors through a pre-arranged Chapter 11 plan of reorganization (the Restructuring Plan).

Restructuring Support and Lock-Up Agreement — General — In anticipation of the Bankruptcy Filing, on April 29, 2014, the Debtors, Texas Holdings and its general partner Texas Energy Future Capital Holdings LLC (TEF and, together with Texas Holdings, the Consenting Interest Holders) and the Consenting Creditors entered into the Restructuring Support and Lock-Up Agreement in order to effect an agreed upon restructuring of the Debtors through the Restructuring Plan.

Pursuant to the Restructuring Support and Lock-Up Agreement, the Consenting Interest Holders and Consenting Creditors agreed, subject to the terms and conditions contained in the Restructuring Support and Lock-Up Agreement, to support the Debtors' proposed financial restructuring (the Restructuring Transactions), and further agreed to limit certain transfers of any ownership (including any beneficial ownership) in the equity interests of or claims held against the Debtors, including any such interests or claims acquired after executing the Restructuring Support and Lock-Up Agreement.

Material Restructuring Terms

The Restructuring Support and Lock-Up Agreement along with the accompanying term sheet sets forth the material terms of the Restructuring Transactions pursuant to which, in general:

EFIH10Q2014_Draft 4.0

TCEH First Lien Secured Claims

As a result of the Restructuring Transactions, holders of TCEH first lien secured claims will receive, among other things, their pro rata share of (i) 100% of the equity of newly reorganized TCEH (Reorganized TCEH) consummated through a tax-free spin (in accordance with the Private Letter Ruling described below) in connection with TCEH's emergence from bankruptcy and (ii) all of the net cash from the proceeds of the issuance of new long-term secured debt of Reorganized TCEH.

TCEH Unsecured Claims

As a result of the Restructuring Transactions, holders of general unsecured claims against EFCH, TCEH and its subsidiaries (including TCEH first lien deficiency claims, TCEH second lien claims and TCEH unsecured note claims) will receive their pro rata share of the unencumbered assets of TCEH.

EFIH First Lien Settlement

Pursuant to the Restructuring Support Agreement, certain holders of EFIH 6.875% Notes and EFIH 10% Notes (such holders, the RSA EFIH First Lien Note Parties) have agreed to voluntary settlements with respect to EFIH’s and EFIH Finance’s obligations under the EFIH First Lien Notes held by such RSA EFIH First Lien Note Parties. Under the terms of the settlement, each such RSA EFIH First Lien Note Party has agreed to accept as payment in full of any claims arising out of its EFIH First Lien Notes an amount of loans under the EFIH First Lien DIP Facility (as discussed in Note 5 to Financial Statements) equal to the greater of (a) 105% of the principal amount on the EFIH First Lien Notes plus 101% of the accrued and unpaid interest at the non-default rate on such principal (which amount will be deemed to include the original issue discount on the loans under the EFIH First Lien DIP Facility) or (b) 104% of the principal amount of, plus accrued and unpaid interest at the non-default rate on, the EFIH First Lien Notes, as adjusted by the original issue price discount paid on the loans under the EFIH First Lien DIP Facility in connection with the initial lender syndication of the EFIH First Lien DIP Facility (such settlement, the EFIH First Lien Settlement). The Debtors plan to file a motion seeking the Bankruptcy Court's approval of the EFIH First Lien Settlement.

On May 6, 2014, EFIH commenced an offer to the remaining holders of the EFIH First Lien Notes to participate in the EFIH First Lien Settlement; provided however, such EFIH First Lien Note holders agree to accept as payment in full of any claims arising out of such holders' EFIH First Lien Notes an amount of loans under the EFIH First Lien DIP Facility (as discussed in Note 5 to Financial Statements) equal to 105% of the principal amount on the EFIH First Lien Notes plus 101% of the accrued and unpaid interest at the non-default rate on such principal (which amount will be deemed to include original issue discount on the loans under the EFIH First Lien DIP Facility). During the early portion of the Chapter 11 Cases, EFIH expects to initiate litigation to obtain entry of an order from the Bankruptcy Court disallowing the claims of holders of EFIH First Lien Notes not a party to the EFIH First Lien Settlement (non-settling EFIH First Lien Note Holders) derived from or based upon make-whole or other similar payment provisions under the EFIH First Lien Notes.

Following the completion of the EFIH First Lien Settlement offer, Non-Settling EFIH First Lien Note Holders will receive their pro rata share of cash from the proceeds of the EFIH First Lien DIP Facility in an amount equal to the principal plus accrued and unpaid interest through the closing of the EFIH First Lien DIP Facility, at the non-default rate of such holder's claim (not including any premiums, fees, or claims relating to the repayment of the EFIH First Lien Notes).

The EFIH First Lien Settlement and the EFIH Second Lien Settlement will not be consummated unless, among other things, the Bankruptcy Court approves the EFIH First Lien DIP Facility, the EFIH First Lien Settlement, the EFIH Second DIP Facility and the EFIH Second Lien Settlement.

EFIH First Lien DIP Facility

On April 28, 2014, EFIH and certain proposed lenders entered into a commitment letter to provide a $5.4 billion first-lien DIP facility as described in Note 5 to Financial Statements (the EFIH First Lien DIP Facility). As a result of certain parties agreeing to exchange their EFIH First Lien Notes and/or EFIH Second Lien Notes, as applicable, and to provide certain back stop commitments (as described immediately below) under and pursuant to the terms of the Restructuring and Lock-Up Support Agreement, that commitment amount has been significantly reduced. As of May 6, 2014, the initial lenders' commitment amount under the EFIH First Lien DIP Facility has been reduced from $5.4 billion to $1.85 billion. In addition, the commitment would be further reduced by an amount of loans under the EFIH First Lien DIP Facility required to consummate the transactions contemplated by the EFIH First Lien Settlement. Any such reduction in commitments that occurs on or before the early participation date in the offer to participate in the EFIH First Lien Settlement will reduce the fees earned by the commitment parties under the commitment letter. In no event will the aggregate amount of the loans EFIH First Lien DIP Facility exceed $5.4 billion.

EFIH10Q2014_Draft 4.0

Certain holders of EFIH First Lien Notes that signed the Restructuring Support and Lock-Up Agreement have provided backstop commitments to the EFIH First Lien DIP Facility in the amount of $1.7 billion. Receipt of proceeds of such commitments is subject to the satisfaction or waiver of the conditions precedent of the EFIH First Lien DIP Facility, including the rights of a backstop commitment party to approve certain matters and the payment of backstop commitment fees to such significant holders in a range of 1.00% to 1.75% of their respective backstop commitment. A certain backstop party will provide a $50 million commitment on the terms set forth in the EFIH First Lien DIP Facility, including original issue discount, but not including commitment fees.

The initial lenders intend that the EFIH First Lien DIP Facility will be fully syndicated. Syndication may result in certain limited changes to the terms of the EFIH First Lien DIP Facility that make it more favorable to the lenders.

EFIH Second Lien Settlement

Pursuant to the Restructuring Support Agreement, certain holders of each of the EFIH 11% Notes and EFIH 11.75% Notes (such holders, the EFIH Second Lien Note Parties) have agreed to voluntary settlements with respect to EFIH's and EFIH Finance's obligations under the EFIH Second Lien Notes held by the EFIH Second Lien Note Parties. Under the terms of the settlement, each EFIH Second Lien Note Party has agreed to accept as payment in full of any claims arising out of its EFIH Second Lien Notes, its pro rata share of an amount in cash equal to (i) 100% of the principal, plus accrued and unpaid interest at the non-default rate on such principal, of EFIH Second Lien Notes held by such EFIH Second Lien Party plus (ii) 50% of the aggregate amount of any claim derived from or based upon make-whole or other similar provisions under the EFIH 11% Notes or EFIH 11.75% Notes (such settlement, the EFIH Second Lien Settlement). The Debtors plan to file a motion seeking the Bankruptcy Court's approval of the EFIH Second Lien Settlement.

EFIH expects to commence an offer to the remaining holders of the EFIH Second Lien Notes to participate in the EFIH Second Lien Settlement. During the early portion of the Chapter 11 Cases, EFIH expects to initiate litigation to obtain entry of an order from the Bankruptcy Court disallowing the claims of holders of EFIH Second Lien Notes not a party to the EFIH Second Lien Settlement (non-settling EFIH Second Lien Note Holders) derived from or based upon make-whole or other similar payment provisions under the EFIH Second Lien Notes.

Following the completion of the EFIH Second Lien Settlement offer, Non-Settling EFIH Second Lien Note Holders will receive their pro rata share of cash from the proceeds of the EFIH Second Lien DIP Facility (as described below) in an amount equal to the principal plus accrued and unpaid interest through the closing of the EFIH Second Lien DIP Facility, at the non-default rate of such holder’s claim (not including any premiums, fees, or claims relating to the repayment of the EFIH Second Lien Notes).

EFIH Second Lien DIP Notes Offering

During the early portion of the Chapter 11 Cases, EFIH and EFIH Finance expect to offer (the EFIH Second Lien DIP Notes Offering) to all holders as of a specified record date of EFIH Unsecured Notes the right to purchase up to its pro rata share of $1.73 billion aggregate principal amount of 8% Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche A-1 Notes due 2016 (EFIH Second Lien DIP Tranche A-1 Notes). Concurrently with the EFIH Second Lien DIP Notes Offering, EFIH and EFIH Finance will also offer (the concurrent offering) to a significant EFIH Second Lien Note Party the right to purchase up to $170 million aggregate principal amount of 8% Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche A-3 Notes due 2016 (EFIH Second Lien DIP Tranche A-3 Notes). If such significant EFIH Second Lien Note Party elects to participate in the offering, EFIH will pay such party $11.3 million. To the extent the Backstop Parties are required to purchase any notes in the offering pursuant to the terms of the Commitment Letter (as described below), such notes will be 8% Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche A-2 Notes due 2016 (EFIH Second Lien DIP Tranche A-2 Notes). The EFIH Second Lien DIP Tranche A-1 Notes, the EFIH Second Lien DIP Tranche A-2 Notes and the EFIH Second Lien DIP Tranche A-3 Notes are expected to have the same terms and conditions (other than (i) the ability to trade as a single tranche, (ii) the EFIH Second Lien Tranche A-1 Notes will trade together with the corresponding EFIH Unsecured Notes and (iii) the EFIH Second Lien Tranche A-2 Notes and EFIH Second Lien Tranche A-3 Notes will not trade together with any other notes).

EFIH10Q2014_Draft 4.0

Backstop Commitment

In connection with the execution of the Restructuring Support and Lock-Up Agreement, certain holders of the EFIH Unsecured Notes (the Backstop Parties) entered into a commitment letter with EFH Corp. and EFIH, dated April 29, 2014 (the Commitment Letter), pursuant to which such holders committed, severally and not jointly, up to $1.9 billion in available funds (the Backstop Commitment) to purchase EFIH Second Lien DIP Notes not sold in the EFIH Second Lien DIP Notes offering. Any EFIH Second Lien DIP Notes not sold in the EFIH Second Lien DIP Notes offering will be purchased by the Backstop Parties, pro rata in proportion to their respective share of the Backstop Commitment. If any Backstop Party fails to satisfy its obligation to purchase its pro rata share of the unpurchased notes, the other Backstop Parties would have the right, but not the obligation, to purchase such unpurchased notes. The obligations under the Commitment Letter are not subject to the approval of the Oncor TSA Amendment (as described below) by the Bankruptcy Court.

Under the Commitment Letter and in consideration of the Backstop Commitment, EFIH agreed to pay the Backstop Parties a commitment fee consisting of approximately (i) a $10 million execution fee that was paid to the Backstop Parties concurrently with the execution of the Commitment Letter, (ii) a $10 million approval fee to be paid within five days of the issuance of an order by the Bankruptcy Court authorizing the EFIH First Lien Settlement, the EFIH Second Lien Settlement, and the performance by EFH Corp. and EFIH under the Commitment Letter, (iii) a $20 million funding fee to be paid concurrently with the consummation of the EFIH Second Lien DIP Notes Offering to holders of EFIH Unsecured Notes and the concurrent offering and (iv) a fee equal to $95 million payable in the form of Non-Interest Bearing Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche B Notes due 2016 (EFIH Second Lien DIP Tranche B Notes and, together with the EFIH Second Lien DIP Tranche A-1 Notes, the EFIH Second Lien DIP Tranche A-2 Notes and the EFIH Second Lien DIP Tranche A-3 Notes, the EFIH Second Lien DIP Notes) to be paid concurrently with the consummation of the EFIH Second Lien DIP Notes Offering to holders of EFIH Unsecured Notes and the concurrent offering.

In the event the EFIH Second Lien DIP Notes are repaid in cash prior to the effective date of the plan of reorganization (Effective Date) without the consent of certain creditors, EFIH agreed to pay the Backstop Parties a termination fee of $380 million. In addition, if EFIH seeks to consummate an alternative transaction that delivers equal or greater value to EFIH than the transactions contemplated by the Restructuring Support and Lock-Up Agreement, EFIH agreed to pay the holders of the EFIH Second Lien DIP Notes a break-up fee of approximately $57 million.

EFIH Unsecured Claims and EFH Corp. Unsecured Claims

On the Effective Date, all of the EFIH Unsecured Notes and EFH Corp. Unsecured Notes will be canceled. In full satisfaction of all general unsecured claims against EFIH and all general unsecured claims against EFH Corp., (i) each holder of a general unsecured claim against EFIH will receive its pro rata share of 98.0% of the equity interests of newly reorganized EFH Corp. (Reorganized EFH Corp.) (subject to dilution by the Equity Conversion as described below) and (ii) each holder of a general unsecured claim against EFH Corp. will receive its pro rata share of 1.0% of the equity interests of Reorganized EFH Corp. (subject to dilution by the Equity Conversion) and the right to purchase up to 9% of the equity interests in Reorganized EFH Corp. from certain holders of EFIH Second Lien DIP Notes.

Holders of general unsecured claims against EFH Corp. will also receive on the Effective Date their pro rata share of either (A) if the Oncor TSA Amendment (described below) has then been approved, (1) $55 million in cash from EFIH, provided, however, that if the Oncor tax payments received by EFIH under the Oncor TSA Amendment through the Effective Date are less than 80% of projected amounts, the $55 million payment will be reduced on a dollar for dollar basis by the amount of such shortfall, and (2) cash on hand at EFH Corp. (not including the settlement payment in clause (1) hereof); or (B) if the Oncor TSA Amendment has not then been approved, all assets of EFH Corp., including cash on hand but excluding the equity interests in EFIH.

EFH Corp. Equity Interests

On the Effective Date, all of the equity interests in EFH Corp. (EFH Corp. Interests) will be canceled. In full satisfaction of the claims under the EFH Corp. Interests, each holder of EFH Corp. Interests will receive its pro rata share of 1.0% of the equity interests of Reorganized EFH Corp. (subject to dilution by the Equity Conversion).

Equity Conversion

On the Effective Date, the EFIH Second Lien DIP Notes will, subject to certain conditions, automatically convert (Equity Conversion) on a pro rata basis into approximately 64% of the equity interests of Reorganized EFH Corp., subject to adjustment based on the principal amount of the EFIH Second Lien DIP Notes.

EFIH10Q2014_Draft 4.0

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

If the Bankruptcy Court has not approved the Oncor TSA Amendment within 90 days after the Petition Date, the interest rate on the interest bearing EFIH Second Lien DIP Tranche A Notes (but not the EFIH Second Lien DIP Tranche B Notes) will increase by 4.0% with such additional interest to be paid-in-kind (compounded quarterly) until such approval is received from the Bankruptcy Court. If the Bankruptcy Court has not approved the Oncor TSA Amendment by April 29, 2015, each holder of EFIH Second Lien DIP Notes (including the non-interest bearing EFIH Second Lien DIP Tranche B Notes) will receive additional EFIH Second Lien DIP Notes equal to 10.0% of the amount of EFIH Second Lien DIP Notes held by such holder.

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

•
holders of certain EFH Corp. Nonguaranteed Notes (EFH Corp. 5.55% Series P Senior Notes due 2014, the EFH Corp. 6.50% Series Q Senior Notes due 2024, the EFH Corp. 6.55% Series R Senior Notes due 2034, the EFH Corp. 9.75% Fixed Senior Notes due 2019, and the EFH Corp. 10% Fixed Senior Notes due 2020) will have received not less than 37.15% in value for their respective claims under the plan of reorganization;

•
immediately following the distribution by TCEH described above under the heading "Private Letter Ruling", the aggregate tax basis, for federal income tax purposes, of the assets held by Reorganized TCEH will be equal to a specified minimum amount of aggregate tax basis, and the step-up in aggregate tax basis will be no less than $2.1 billion;

•	the receipt of requisite regulatory approvals;

•	the receipt of the Private Letter Ruling, and

•	the receipt of requisite approvals by the Bankruptcy Court.

Termination

The Restructuring Support and Lock-Up Agreement may be terminated upon the occurrence and continuation of certain events described in the Restructuring Support and Lock-Up Agreement.

EFIH10Q2014_Draft 4.0

Operation and Implications of the Chapter 11 Cases — The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to comply with the financial and other covenants contained in the debtor-in-possession financing (DIP Facilities, described below), the Bankruptcy Court's approval of the Restructuring Plan or another Chapter 11 plan and our ability to successfully implement the Restructuring Plan or another Chapter 11 plan and obtain new financing, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facilities), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the Restructuring Plan or another Chapter 11 plan could materially change and may impact the amounts and classifications of assets and liabilities reported in our consolidated financial statements.

Financing During the Chapter 11 Cases — See Note 5 to Financial Statements for discussion of the TCEH DIP Facility, which provides up to $4.5 billion in senior secured, super-priority financing, the EFIH First Lien DIP Facility, which is expected to provide $5.4 billion in senior secured, super-priority financing and the EFIH Second Lien DIP Facility, which is expected to provide $1.9 billion in secured, super-priority financing.

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

In order for the Debtors to emerge successfully from the Chapter 11 Cases as reorganized companies, they must obtain approval from the Bankruptcy Court and certain of their respective creditors for a Chapter 11 plan, which will enable each of the Debtors to transition from the Chapter 11 Cases into reorganized companies conducting ordinary course operations outside of bankruptcy. In connection with an exit from bankruptcy, TCEH and EFIH will require a new credit facility, or "exit financing." TCEH's and EFIH's ability to obtain such approval, and TCEH's and EFIH's ability to obtain such financing will depend on, among other things, the timing and outcome of various ongoing matters in the Chapter 11 Cases.

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

EFIH10Q2014_Draft 4.0

Significant Bankruptcy Court Actions — On May 1 and 2, 2014 at the first-day hearings of the Chapter 11 Cases, the Bankruptcy Court issued certain interim orders relating to the Debtors' businesses. These orders authorized the Debtors to, among other things, enter into the TCEH DIP Facilities (described in Note 5), pay certain prepetition employee and retiree expenses and benefits, use their existing cash management system, maintain and administer customer programs primarily at TXU Energy, pay certain critical vendors, perform under certain prepetition hedging and trading arrangements and pay certain prepetition taxes and related fees. In addition, during the first-day hearings, the Bankruptcy Court set June 5 and 6, 2014 as the date for the second-day hearings in the Chapter 11 Cases. We expect that at the second-day hearings the Bankruptcy Court will consider issuing final orders related to the matters approved in the interim orders as well as certain other related matters. These orders are significant because they allow us to operate our businesses in the normal course.

Credit Risk Exposure to EFH Corp. and its Subsidiaries — As a result of the Bankruptcy Filing, Oncor has credit risk exposure to trade accounts receivable from TCEH, which relate to delivery services provided by Oncor to TCEH's retail operations. At the Petition Date, these accounts receivable totaled $109 million, including $37 million in unbilled amounts. The accounts receivable are secured by $5 million in letters of credit posted by TCEH. Oncor has additional credit risk exposure to EFH Corp. and certain of its subsidiaries totaling approximately $20 million at the Petition Date, including an $18 million federal income tax receivable from EFH Corp. under the Federal and State Income Tax Allocation Agreement. Additional income tax receivable amounts may arise in the normal course under that agreement.

Because Oncor would not seek regulatory rate recovery for such credit losses, Oncor's earnings could be reduced by the amount (after-tax) of any nonpayment by EFH Corp. and its subsidiaries of amounts owed to Oncor.

Oncor has not established any reserves related to these exposures.

Further, EFIH had an income tax receivable from EFH Corp. totaling $77 million that arose in the three months ended March 31, 2014 under the Federal and State Income Tax Allocation Agreement. In consideration of the Bankruptcy Filing, EFIH fully reserved the income tax receivable because of the significant uncertainty regarding its ultimate settlement. The charge was reported in other deductions.

EFIH10Q2014_Draft 4.0

RESULTS OF OPERATIONS

Financial Results — Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Selling, general, and administrative expenses totaled $11 million in 2014, and no amounts were recorded in 2013. The 2014 amount includes $8 million for legal and other consulting services associated with EFIH's debt restructuring activities, of which $3 million was allocated by EFH Corp. The 2014 amount also includes $2 million in allocated management fees owed to the Sponsor Group by EFH Corp. See Note 8 to Financial Statements for discussion of allocations from EFH Corp.

Other deductions totaled $77 million in 2014, reflecting the recording of a reserve against EFIH's income tax receivable from EFH Corp. (see Note 4 to Financial Statements).

Interest income – affiliates decreased $284 million to none in 2014. The decline reflects reclassification in 2013 of mark-to-market gains on certain holdings of affiliate debt from accumulated other comprehensive income to interest income. See Note 7 to Financial Statements.

Interest expense and related charges increased $14 million to $198 million in 2014. The increase was driven by the issuance of EFIH Notes in 2013.

Income tax benefit totaled $72 million in 2014 on a pretax loss compared to income tax expense of $36 million on pretax income 2013. Excluding the effect of the reserve against the income tax receivable that was recorded without income tax benefit, the effective tax rate on pretax loss was 34.4% in 2014 compared to 36.0% on pretax income in 2013. The change in the effective income tax rate was driven by higher nondeductible expense related to EFIH's debt restructuring activities.

Equity in earnings of EFIH's Oncor Holdings unconsolidated subsidiary (net of tax) increased $13 million to $80 million in 2014. The increase in equity earnings of Oncor reflected higher revenues driven by the effects of colder winter weather, partially offset by an $8 million favorable tax effect in 2013 due to resolution of certain income tax positions as well as higher depreciation expense. See Note 3 to Financial Statements.

Net loss totaled $134 million in 2014 compared to net income of $131 million in 2013. The $265 million change was driven by a decrease in interest income, an increase in interest expense and the reserve against the income tax receivable from EFH Corp., partially offset by higher equity in earnings of Oncor Holdings.

FINANCIAL CONDITION

Cash Flows — Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013 — Cash used in operating activities totaled $106 million for both 2014 and 2013.

Amortization of debt issuance costs reported in the statement of consolidated cash flows relates to both the debt pushed down from EFH Corp. and the debt EFIH has issued (see Note 5 to Financial Statements) and is reported in interest expense and related charges in the statement of consolidated income.

There was no cash used in or provided by financing activities in 2014. Cash used in financing activities in 2013 totaled $523 million and reflected a cash distribution to EFH Corp. of $680 million for the purpose of EFH Corp. repaying the balance of the TCEH Demand Notes (see discussion below of investing cash flows), partially offset by $163 million of interest received on holdings of affiliate debt.

There was no cash used in or provided by investing activities in 2014. Cash provided by investing activities in 2013 totaled $680 million and represented a release of funds from escrow to pay a distribution to EFH Corp. in January 2013. The funds represented a portion of the net proceeds from the issuance of EFIH Notes in 2012 that were placed in escrow at that time.

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

EFIH10Q2014_Draft 4.0

EFIH has received binding commitments, subject to certain customary conditions, from certain institutions for DIP Facilities as discussed in Note 5 to Financial Statements. The EFIH First Lien DIP Facility is expected to provide for $5.4 billion in senior secured, super-priority financing. The EFIH Second Lien DIP Facility is expected to provide for $1.9 billion in secured, super-priority financing. The Bankruptcy Court approved interim orders in May 2014 authorizing EFIH to pay certain fees in connection with the EFIH DIP Facility, as described in more detail in Note 5 to Financial Statements. EFIH cannot be certain that the Bankruptcy Court will approve final orders authorizing entry into the EFIH DIP Facilities.

EFIH believes that the DIP Facilities, plus cash distributions received from Oncor Holdings, will be sufficient to fund its anticipated cash requirements through at least the end of 2014. As a result of the Bankruptcy Filing, EFIH does not expect to receive further interest payments on affiliate debt securities it holds.

Distributions of Earnings from Oncor Holdings — Oncor Holdings' distributions of earnings to EFIH totaled $37 million and $31 million for the three months ended March 31, 2014 and 2013, respectively. On May 1, 2014 EFIH received a distribution of $40 million from Oncor Holdings. See Note 3 to Financial Statements for discussion of limitations on amounts Oncor can distribute to its members.

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

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The Bankruptcy Filing constituted an event of default under the agreements governing the debt of EFH Corp. and its subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities. The creditors are, however, stayed from taking any action against the Debtors as a result of such defaults under the Bankruptcy Code. See Note 5 to Financial Statements for discussion of covenants related to the DIP Facilities.

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

Guarantees — See Note 6 to Financial Statements for discussion of guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

See Notes 3 and 6 to Financial Statements regarding VIEs and guarantees, respectively.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after March 31, 2014 that are expected to materially impact EFIH's financial statements.

EFIH10Q2014_Draft 4.0

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that in the ordinary course of business EFIH may experience a loss in value as a result of changes in market conditions that affect economic factors such as interest rates. All of EFIH's debt at March 31, 2014 and December 31, 2013 carried fixed interest rates.

Except as discussed below, the information required hereunder is not significantly different from the information set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" included in EFIH's 2013 Form 10-K and is therefore not presented herein.

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

At March 31, 2014, Oncor's exposure to credit risk associated with accounts receivable from nonaffiliate customers totaled $393 million. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $3 million, and includes trade accounts receivable from REPs totaling $278 million, which are almost entirely noninvestment grade. At March 31, 2014, REP subsidiaries of one nonaffiliated entity collectively represented approximately 14% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure. Oncor views its exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default would have a material effect on cash flows.

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

See Note 8 to Financial Statements for discussion of transactions between Oncor and TCEH and EFH Corp.

EFIH10Q2014_Draft 4.0

FORWARD-LOOKING STATEMENTS

This report and other presentations made by EFIH contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including such matters as activities related to EFIH's bankruptcy, financial or operational projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of EFIH's business and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although EFIH believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, "Risk Factors" in EFIH's 2013 Form 10-K and the discussion under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause EFIH's actual results to differ materially from those projected in such forward-looking statements:

•	EFIH's ability to obtain the approval of the Bankruptcy Court with respect to the Debtors' motions in the bankruptcy proceedings, including with respect to the DIP Facilities;

•	the effectiveness of the overall restructuring activities pursuant to the Bankruptcy Filing and any additional strategies EFIH employs to address its liquidity and capital resources;

•	the terms and conditions of any bankruptcy plan that is ultimately approved by the Bankruptcy Court;

•	the significant time and effort required to be spent by EFIH's senior management in dealing with the bankruptcy and restructuring activities rather than focusing exclusively on the business;

•	EFIH's ability to remain in compliance with the requirements of the DIP Facilities;

•	EFIH's ability to maintain or obtain sufficient financing sources or to fund any bankruptcy plan and meet future obligations;

•	the actions and decisions of creditors, regulators and other third parties that have an interest in the bankruptcy proceedings that may be inconsistent with EFIH's plans;

•	the length of time that the Debtors will be debtors-in-possession under the Bankruptcy Code;

•	the actions and decisions of regulatory authorities relative to EFIH's bankruptcy plan;

•	restrictions on EFIH's activities due to the terms of its debt agreements, including the DIP Facilities, and restrictions imposed by the Bankruptcy Court;

•	EFIH's ability to obtain any required regulatory consent necessary to implement a bankruptcy plan;

•	the outcome of potential litigation regarding whether note holders are entitled to make-whole premiums in connection with the treatment of their claims in bankruptcy;

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

EFIH10Q2014_Draft 4.0

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

EFIH10Q2014_Draft 4.0

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

EFIH10Q2014_Draft 4.0

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Reference is made to the discussion in Note 6 to Financial Statements regarding legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors discussed in Part I, "Item 1A. Risk Factors" in EFIH's 2013 Form 10-K, as amended, except for the risk factors discussed more fully below and the information disclosed elsewhere in this Form 10-Q that provides factual updates to risk factors contained in EFIH's 2013 Form 10-K, as amended. The risks described in such reports are not the only risks facing the company.

The structure of the reorganized company could differ in material respects from the structure contemplated by the Restructuring Support and Lock-Up Agreement.

The description of the various parts of the Restructuring Plan, including the transactions contemplated by the Restructuring Support and Lock-Up Agreement, assumes that all parts of the Restructuring Plan are approved and implemented as currently proposed. However, there can be no assurance that all or any part of the Restructuring Plan will in fact be approved in the form currently proposed, in the timeframe currently expected, or at all. The bankruptcy process is inherently uncertain, and subject to the actions and decisions of creditors and other third parties who have interests in the Chapter 11 Cases, including the risk of objections to the proposed Restructuring Plan and the risk of litigation. In addition, the Bankruptcy Court has broad discretion in its review and approval of all and any parts of the Restructuring Plan. As a result of these uncertainties, the capital and other structure of the reorganized company, if a Chapter 11 reorganization is implemented at all, could differ in very material respects from the transactions contemplated by the Restructuring Support and Lock-Up Agreement.

EFIH may not be able to obtain exit financing to repay the DIP Facilities or, if it is able to obtain such exit financing, the credit agreement governing such exit financing may significantly restrict its financing and operations flexibility after emerging from bankruptcy.

It is expected that the EFIH First Lien DIP Facility will be repaid using the proceeds from borrowings under exit financing that will be put in place at EFIH in connection with its emergence from bankruptcy. EFIH's ability to obtain such exit financing will depend on, among other things, the timing and outcome of various ongoing matters in the Chapter 11 Cases, EFIH's business, operations and financial condition, and market conditions. EFIH has not yet received any commitment with respect to any exit facilities, and there can be no assurance that it will be able to obtain such exit facilities on reasonable economic terms, or at all. If EFIH cannot secure exit financing, it may not be able to emerge from bankruptcy and may not be able to repay the EFIH First Lien DIP Facility at its maturity. Any exit financing that EFIH is able to secure may include a number of significant restrictive covenants which could impair its financing and operational flexibility and make it difficult for EFIH to react to market conditions and satisfy its ongoing capital needs and unanticipated cash requirements. In addition, such exit facilities may require EFIH to periodically meet various financial ratios and tests such as maximum capital expenditure, maximum leverage, minimum excess availability and minimum interest coverage levels. These financial covenants and tests could limit EFIH's ability to react to market conditions or satisfy extraordinary capital needs and could otherwise restrict its financing and operations.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

EFIH10Q2014_Draft 4.0

Item 6.	EXHIBITS

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(3(i))	Articles of Incorporation

3(a)	333-153529 Form S-4 (filed September 17, 2008)	3(c)	—	Certificate of Formation of Energy Future Intermediate Holding Company LLC, as amended

(3(ii))	By-laws

3(b)	1-34544 Form 10-K (filed February 21, 2012)	3(b)	—	Second Amended and Restated Limited Liability Company Agreement of Energy Future Intermediate Holding Company LLC

(10)	Material Contracts

Credit Agreements and Related Agreements

10(a)	1-12833 Form 8-K (filed May 7, 2014)	10.1	—
Senior Secured Superpriority Debtor-in-Possession Credit Agreement dated as of May 5, 2014 among EFCH, as Parent Guarantor, TCEH, as Borrower, the Several Lenders from Time to Time Parties Thereto, Citibank, N.A., as Administrative Agent and Collateral Agent, the Co-Syndication Agents Parties Thereto, the Co-Documentation Agents Parties thereto and the Joint Lead Arrangers and Joint Bookrunners Parties thereto

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income - Twelve Months Ended March 31, 2014.

XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
____________

*	Incorporated herein by reference

EFIH10Q2014_Draft 4.0

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

By:	/s/ STANLEY J. SZLAUDERBACH
Name:	Stanley J. Szlauderbach
Title:	Senior Vice President and Controller (Principal Accounting Officer)

Date: May 7, 2014