Form 10-Q
period 2014-06-30
Energy Future Intermediate Holding CO LLC
filed 2014-08-01
CIK 1445146

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

At August 1, 2014, the outstanding membership interest in Energy Future Intermediate Holding Company LLC was directly held by Energy Future Holdings Corp.

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

DIP Facilities	Refers, collectively, to EFIH's debtor-in-possession financing (see Note 5 to Financial Statements) and TCEH's debtor-in-possession financing (TCEH DIP Facility).

Debtors	EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities

Effective Date	the effective date of the Debtors' plan of reorganization

EFCH	Energy Future Competitive Holdings Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context

EFH Corp.	Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context, whose major subsidiaries include TCEH and Oncor

EFH Corp. 10.875% Notes	EFH Corp.'s 10.875% Senior Notes with a maturity date of November 1, 2017, which are guaranteed on a senior unsecured basis by EFIH and EFCH as discussed in Note 7 to Financial Statements

EFH Corp. Toggle Notes	EFH Corp.'s 11.25%/12.00% Senior Toggle Notes with a maturity date of November 1, 2017, which are guaranteed on a senior unsecured basis by EFIH and EFCH as discussed in Note 7 to Financial Statements

EFIH	Energy Future Intermediate Holding Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings, and/or its subsidiaries depending on context.

EFIH Debtors	EFIH and EFIH Finance

EFIH Finance	EFIH Finance Inc., a direct, wholly owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities

EFIH First Lien Notes
Refers, collectively, to EFIH's and EFIH Finance's $503 million principal amount of 6.875% Senior Secured First Lien Notes and $3.482 billion principal amount of 10.000% Senior Secured First Lien Notes (see Note 5 to Financial Statements)

EFIH Second Lien Notes
Refers, collectively, to EFIH's and EFIH Finance's $406 million principal amount of 11% Senior Secured Second Lien Notes and $1.75 billion principal amount of 11.75% Senior Secured Second Lien Notes (see Note 5 to Financial Statements)

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

Federal and State Income Tax Allocation Agreements
EFH Corp. and certain of its subsidiaries (including EFCH, EFIH and TCEH, but not including Oncor Holdings and Oncor) are parties to a Federal and State Income Tax Allocation Agreement, executed on May 15, 2012 but effective as of January 1, 2010.  EFH Corp., Oncor Holdings, Oncor,  Oncor's third-party minority investor, and Oncor Management Investment LLC are parties to a separate Federal and State Income Tax Allocation Agreement dated November 5, 2008. See Management's Discussion and Analysis, under Financial Condition.

GAAP	generally accepted accounting principles

LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market

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

Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, a direct, wholly owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context

Oncor Ring-Fenced Entities	Oncor Holdings and its direct and indirect subsidiaries, including Oncor

Petition Date	April 29, 2014, the date the Debtors made the Bankruptcy Filing

PUCT	Public Utility Commission of Texas

REP	retail electric provider

RSA	Restructuring Support and Lock-Up Agreement

SEC	US Securities and Exchange Commission

SG&A	selling, general and administrative

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

TCEH DIP Facility	TCEH's $3.375 billion debtor-in-possession financing facility approved by the Bankruptcy Court in June 2014

Texas Holdings	Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group, that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities

TXU Energy
TXU Energy Retail Company LLC, a direct, wholly owned subsidiary of TCEH that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers

US	United States of America

VIE	variable interest entity

iii

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(millions of dollars)
Selling, general and administrative expenses	$(8)	$—	$(19)	$—
Other deductions (Note 4)	(122)	—	(199)	—
Interest income — affiliates (Note 10)	—	—	—	284
Interest expense and related charges (Note 8)	(124)	(190)	(323)	(374)
Reorganization items (Note 6)	(228)	—	(228)	—
Loss before income taxes and equity in earnings of unconsolidated subsidiary	(482)	(190)	(769)	(90)
Income tax benefit	118	67	191	31
Equity in earnings of unconsolidated subsidiary (net of tax) (Note 3)	72	74	152	141
Net income (loss)	$(292)	$(49)	$(426)	$82

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(millions of dollars)
Net income (loss)	$(292)	$(49)	$(426)	$82
Other comprehensive income (loss) — net of tax effects:
Reclassification to interest income of mark-to-market valuations of holdings of affiliate debt (net of tax expense of $—, $—, $— and $99) (Note 10)	—	—	—	(185)
Net effects related to Oncor — reported in equity in earnings of unconsolidated subsidiaries (net of tax benefit of $— in all periods)	1	—	1	1
Total other comprehensive income (loss)	1	—	1	(184)
Comprehensive loss	$(291)	$(49)	$(425)	$(102)

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(millions of dollars)
Cash flows — operating activities:
Net income (loss)	$(426)	$82
Adjustments to reconcile net income to cash used in operating activities:
Equity in earnings of unconsolidated subsidiary	(152)	(141)
Distributions of earnings from unconsolidated subsidiary	77	80
Deferred income taxes, net	(2)	(30)
Fees paid for EFIH DIP Facility (Note 5) (reported as financing activities)	88	—
Interest expense related to pushed-down debt of parent (Notes 7 and 8)	1	4
Interest expense on toggle notes payable in additional principal (Notes 7 and 8)	65	83
Reserve recorded for income tax receivable from EFH Corp. (Note 4)	199	—
Loss on exchange and settlement of EFIH First Lien Notes (Note 6)	108	—
Amortization of debt related balances (Note 8)	(17)	(24)
Mark-to-market gain reclassified from accumulated other comprehensive income (Note 10)	—	(284)
Changes in operating assets and liabilities:
Income taxes receivable from/payable to EFH Corp. (Note 11)	—	(3)
Accrued interest	20	2
Other changes in operating assets and liabilities	(182)	(6)
Cash used in operating activities	(221)	(237)
Cash flows — financing activities:
Proceeds from EFIH DIP Facility before fees paid (Note 5)	3,564	—
Fees paid for EFIH DIP Facility (Note 5)	(88)	—
Repayments/repurchases of debt (Note 5)	(2,312)	—
Interest received on holdings of affiliate debt (Note 10)	—	208
Distributions to EFH Corp. (Note 10)	—	(680)
Debt exchange and issuance costs, premiums and discounts	—	(6)
Cash provided by (used in) financing activities	1,164	(478)
Cash flows — investing activities:
Restricted cash related to debt issuance	—	680
Cash provided by investing activities	—	680
Net change in cash and cash equivalents	943	(35)
Cash and cash equivalents — beginning balance	242	424
Cash and cash equivalents — ending balance	$1,185	$389

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS	(millions of dollars)
Current assets:
Cash and cash equivalents	$1,185	$242
Other current assets	7	2
Total current assets	1,192	244
Investment in Oncor Holdings (Note 3)	6,026	5,950
Other noncurrent assets (Note 7)	—	58
Total assets	$7,218	$6,252
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Trade accounts and other payables to affiliates	$5	$10
Notes, loans and other debt (Note 7)	—	7,877
Accumulated deferred income taxes	26	26
Accrued interest	8	137
Other current liabilities	9	—
Total current liabilities	48	8,050
Borrowings under debtor-in-possession credit facilities (Note 5)	5,400	—
Liabilities subject to compromise (Note 7)	3,984	—
Accumulated deferred income taxes	22	24
Total liabilities	9,454	8,074
Commitments and Contingencies (Note 9)
Membership interests (Note 10):
Capital account	(1,563)	(1,148)
Affiliate debt held by EFIH (Note 10)	(635)	(635)
Accumulated other comprehensive income (loss)	(38)	(39)
Total membership interests	(2,236)	(1,822)
Total liabilities and membership interests	$7,218	$6,252

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
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

Bankruptcy Filing

As discussed further in Note 2, on April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, (the Debtors) filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). See Note 5 for discussion of debtor-in-possession financing.

Basis of Presentation, Including Application of Bankruptcy Accounting

The condensed consolidated financial statements have been prepared as if EFH Corp. is a going concern and reflect the application of ASC 852-10, Reorganizations. During the pendency of the Bankruptcy Filing, the Debtors will operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. ASC 852-10 applies to entities that have filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code. The guidance requires that transactions and events directly associated with the reorganization be distinguished from the ongoing operations of the business. In addition, the guidance provides for changes in the accounting and presentation of liabilities, as well as expenses and income directly associated with the Chapter 11 Cases. See Notes 6 and 7 for discussion of these accounting and reporting changes.

Investments in unconsolidated subsidiaries, which are 50% or less owned and/or do not meet accounting standards criteria for consolidation, are accounted for under the equity method (see Note 3). Adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in EFIH's 2013 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Use of Estimates

Preparation of financial statements requires estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of income and expense, including fair value measurements and estimates of expected allowed claims. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

2.	BANKRUPTCY FILING

On the Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. During the pendency of the Bankruptcy Filing, the Debtors will operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The Bankruptcy Filing resulted primarily from the adverse effects on EFH Corp.'s competitive businesses of lower wholesale electricity prices in ERCOT driven by the sustained decline in natural gas prices since mid-2008. Further, the natural gas hedges that TCEH entered into when forward market prices of natural gas were significantly higher than current prices had largely matured before the remaining positions were terminated shortly after the Bankruptcy Filing. These market conditions challenged the profitability and operating cash flows of EFH Corp.'s competitive businesses and resulted in the inability to support their significant interest payments and debt maturities, including the remaining debt obligations due in 2014, and the inability to refinance and/or extend the maturities of their outstanding debt.

Restructuring Support and Lock-Up Agreement (RSA)

As previously disclosed, after a series of discussions with certain creditors that began in 2013 and in anticipation of the Bankruptcy Filing, on April 29, 2014, the Debtors entered into a Restructuring Support and Lock-Up Agreement (RSA) with various stakeholders (Consenting Parties) in order to effect an agreed upon restructuring of the Debtors through a pre-arranged Chapter 11 plan of reorganization.

On July 24, 2014, pursuant to the RSA, each of EFH Corp., EFIH, EFCH, TCEH, EFIH Finance, Inc. and TCEH Finance Inc. provided a notice of termination of the RSA in accordance with its terms to the Consenting Parties. The RSA termination became effective on July 31, 2014.

The Debtors believe that the RSA provided significant benefit to the Debtors, including, without limitation, (a) enabling the TCEH Debtors to obtain the support of holders of the TCEH first lien secured claims for the TCEH debtor-in-possession financing facility and (b) providing a framework for the restructuring transactions involving EFH Corp. and EFIH described in the RSA, which prompted competing proposals (including, among others, an alternative proposal from NextEra Energy, Inc.).

Each of the Debtors remain committed to the tax-free spin of TCEH and its subsidiaries described in the RSA. Moreover, the TCEH first lien creditors who were party to the RSA have advised the Debtors that, notwithstanding the RSA termination, they intend to continue to work cooperatively with the Debtors and other parties in interest to pursue transactions that can be achieved expeditiously, including a possible tax-free spin of the TCEH Debtors, which will maximize the value of the TCEH Debtors' estates and resolve the Chapter 11 Cases.

In cooperation with various stakeholders, the Debtors have focused, and will continue to focus, on formulating and implementing an effective and efficient plan of reorganization for each of the Debtors under Chapter 11 of the Bankruptcy Code that maximizes enterprise value. The Debtors intend to conduct a court supervised bid process with respect to the restructuring of EFH Corp. and EFIH to maximize their respective enterprise values for all stakeholders. In addition, EFH Corp. and EFIH intend to negotiate with each party that has submitted or does submit a bid with respect to the reorganization of EFH Corp. and EFIH.

EFIH Settlement of First Lien Notes and Related Exchanges

Pursuant to the RSA, certain holders of EFIH First Lien Notes agreed to voluntary settlements of such notes. In June 2014, the Bankruptcy Court issued an order approving this settlement, the EFIH DIP Facility and the settlement of remaining EFIH First Lien Notes, all of which were completed as described in Note 5.

The RSA termination does not impact or cancel the EFIH First Lien Notes settlement since such settlement was completed prior to the RSA termination. See Note 9 for a discussion of litigation regarding alleged makewhole claims of holders of EFIH First Lien Notes in connection with the EFIH First Lien Notes settlement.

Private Letter Ruling

Pursuant to the RSA, on June 10, 2014 EFH Corp. filed a request with the IRS for a private letter ruling (Private Letter Ruling) that, among other things, will provide (a) that (i) the transfer by TCEH of all of its assets and its ordinary course operating liabilities to Reorganized TCEH, (ii) the transfer by the Debtors to Reorganized TCEH of certain operating assets and liabilities that are reasonably necessary to the operation of Reorganized TCEH and (iii) the distribution by TCEH of (A) the equity it holds in Reorganized TCEH and (B) the cash proceeds TCEH receives from Reorganized TCEH to the holders of TCEH First Lien Claims, will qualify as a "reorganization" within the meaning of Sections 368(a)(1)(G) , 355 and 356 of the Code and (b) for certain other rulings under Sections 368(a)(1)(G) and 355 of the Code. Notwithstanding the termination of the RSA, the Debtors intend to continue to pursue the Private Letter Ruling in connection with any Chapter 11 plan of reorganization that is ultimately proposed.

Operation and Implications of the Chapter 11 Cases

The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Debtors' ability to continue as a going concern is contingent upon their ability to comply with the financial and other covenants contained in the debtor-in-possession financing (DIP Facilities), the Bankruptcy Court's approval of the Chapter 11 plan of reorganization ultimately proposed by the Debtors and their ability to successfully implement such Chapter 11 plan and obtain new financing, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facilities), for amounts other than those reflected in the accompanying consolidated financial statements.

In general, the Debtors have received final bankruptcy court orders with respect to "first day motions" that allow the Debtors to operate their businesses in the ordinary course of business, including, among others, providing for the payment of certain pre-petition employee and retiree expenses and benefits, the use of the Debtors' existing cash management system, the continuation of customer programs at its retail electricity sales operations, the payment of certain pre-petition amounts to certain critical vendors, the ability to perform under certain pre-petition hedging and trading arrangements and the ability to pay certain pre-petition taxes and regulatory fees. In June 2014, the Bankruptcy Court issued orders approving the TCEH and EFIH DIP Facilities and the exchange and settlement of the EFIH First Lien Notes as described in Note 5.

Pre-Petition Claims

Holders of pre-petition claims will be required to file proofs of claims by the "bar dates" established by the Bankruptcy Court. A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases. The Bankruptcy Court has not yet established the bar date. Differences between liability amounts recorded by the company as liabilities subject to compromise and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. Differences between those final allowed claims and the liabilities recorded in the condensed consolidated balance sheet will be recognized as reorganization items in the Debtors' condensed statement of consolidated income (loss) as they are resolved. The determination of how liabilities will ultimately be resolved cannot be made until the Bankruptcy Court approves a plan of reorganization. Accordingly, the ultimate amount or resolution of such liabilities is not determinable at this time. The resolution of such claims could result in material adjustments to the company’s financial statements.

3.	INVESTMENT IN ONCOR HOLDINGS

EFIH has an equity investment in Oncor Holdings, which holds an approximate 80% interest in Oncor. Oncor Holdings is considered a variable interest entity (VIE). A VIE is an entity with which EFIH has a relationship or arrangement that indicates some level of control over the entity or results in economic risks to it. Accounting standards require consolidation of a VIE if EFIH has (a) the power to direct the significant activities of the VIE and (b) the right or obligation to absorb profit and loss from the VIE (i.e., EFIH is the primary beneficiary of the VIE). In determining the appropriateness of consolidation of a VIE, EFIH evaluates its purpose, governance structure, decision making processes and risks that are passed on to its interest holders. EFIH also examines the nature of any related party relationships among the interest holders of the VIE and the nature of any special rights granted to the interest holders of the VIE.

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

The carrying value of EFIH's variable interest in Oncor Holdings totaled $6.026 billion and $5.950 billion at June 30, 2014 and December 31, 2013, respectively, and is reported as investment in Oncor Holdings in EFIH's condensed consolidated balance sheets. EFIH's maximum exposure to loss from this investment does not exceed its carrying value.

See Note 11 for discussion of Oncor Holdings' and Oncor's transactions with EFH Corp. and its other subsidiaries.

Distributions from Oncor Holdings and Related Considerations — Oncor Holdings' distributions of earnings to EFIH totaled $77 million and $80 million for the six months ended June 30, 2014 and 2013, respectively. Distributions may not be paid except to the extent Oncor maintains a required regulatory capital structure as discussed below. At June 30, 2014, $108 million was eligible to be distributed to Oncor's members after taking into account the regulatory capital structure limit, of which approximately 80% relates to EFIH's ownership interest in Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the applicable board determines in good faith that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings.

Oncor's distributions are limited by its regulatory capital structure, which is required to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At June 30, 2014, Oncor's regulatory capitalization ratio, as defined by the PUCT, was 59.3% debt and 40.7% equity. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes bonds issued by Oncor Electric Delivery Transition Bond Company LLC, which were issued in 2003 and 2004 to recover specific generation-related regulatory assets and other qualified costs. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).

As a result of the Bankruptcy Filing, Oncor had credit risk exposure to trade accounts receivable from TCEH, which related to delivery services provided by Oncor to TCEH's retail electricity operations. At the Petition Date, these accounts receivable totaled $109 million. In June 2014, the Bankruptcy Court authorized the Debtors to pay all pre-petition delivery charges due Oncor, and such amounts were paid in full.

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

Oncor has not established any reserves related to this exposure.

Oncor Holdings Financial Statements — Condensed statements of consolidated income of Oncor Holdings and its subsidiaries for the three and six months ended June 30, 2014 and 2013 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenues	$912	$857	$1,829	$1,674
Operation and maintenance expenses	(353)	(307)	(698)	(605)
Depreciation and amortization	(210)	(202)	(420)	(401)
Taxes other than income taxes	(106)	(101)	(215)	(203)
Other income	3	5	7	10
Other deductions	(4)	(4)	(7)	(8)
Interest income	1	1	2	2
Interest expense and related charges	(89)	(95)	(177)	(189)
Income before income taxes	154	154	321	280
Income tax expense	(63)	(61)	(129)	(102)
Net income	91	93	192	178
Net income attributable to noncontrolling interests	(19)	(19)	(40)	(37)
Net income attributable to Oncor Holdings	$72	$74	$152	$141

Assets and liabilities of Oncor Holdings at June 30, 2014 and December 31, 2013 are presented below:

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$6	$28
Restricted cash	49	52
Trade accounts receivable — net	454	385
Trade accounts and other receivables from affiliates	140	135
Income taxes receivable from EFH Corp.	36	16
Inventories	75	65
Accumulated deferred income taxes	22	32
Prepayments and other current assets	89	82
Total current assets	871	795
Restricted cash	16	16
Other investments	93	91
Property, plant and equipment — net	12,163	11,902
Goodwill	4,064	4,064
Regulatory assets — net	1,156	1,324
Other noncurrent assets	76	71
Total assets	$18,439	$18,263
LIABILITIES
Current liabilities:
Short-term borrowings	$822	$745
Long-term debt due currently	635	131
Trade accounts payable — nonaffiliates	141	178
Income taxes payable to EFH Corp.	14	23
Accrued taxes other than income	99	169
Accrued interest	94	95
Other current liabilities	145	135
Total current liabilities	1,950	1,476
Accumulated deferred income taxes	1,885	1,905
Long-term debt, less amounts due currently	5,065	5,381
Other noncurrent liabilities and deferred credits	1,759	1,822
Total liabilities	$10,659	$10,584

4.	OTHER DEDUCTIONS

At June 30 and March 31, 2014, EFIH had income tax receivables from EFH Corp. that arose under the Federal and State Income Tax Allocation Agreement totaling $122 million and $77 million, respectively. In consideration of the Bankruptcy Filing, EFIH fully reserved the income tax receivables because of the significant uncertainty regarding their ultimate settlement, resulting in charges of $122 million and $199 million in the three and six month period ended June 30, 2014, respectively.

Further, at December 31, 2013, EFIH had an income tax receivable from EFH Corp. totaling $110 million. In the fourth quarter 2013, EFIH fully reserved the income tax receivable because of the significant uncertainty regarding its ultimate settlement.

5.	DEBTOR-IN-POSSESSION BORROWING FACILITIES

EFIH DIP Facility and EFIH First Lien Notes Settlement — The Bankruptcy Court approved the EFIH DIP Facility in June 2014. The EFIH DIP Facility provides for a $5.4 billion first-lien debtor-in-possession financing facility, all of which was utilized as of June 30, 2014 as follows:

•
$1.836 billion of loans issued under the facility were issued as an exchange to holders of $1.673 billion principal amount of EFIH First Lien Notes plus accrued and unpaid interest totaling $78 million. Holders of substantially all of the principal amount exchanged received as payment in full a principal amount of loans under the DIP facility equal to 105% of the principal amount of the notes held plus 101% of the accrued and unpaid interest at the non-default rate on such principal;

•	$2.438 billion of cash borrowings were used to repay all remaining $2.312 billion principal amount of EFIH First Lien Notes (plus accrued and unpaid interest totaling $128 million), and

•	Remaining borrowings under the facility, net of fees, of $1.038 billion are held as cash and cash equivalents.

The exchange and settlement of the EFIH First Lien Notes resulted in a loss of $108 million, reported in reorganization items, which represents the excess of the principal amounts of debt issued, cash repayments and deferred financing costs associated with the exchanged and settled debt over the carrying value of the exchanged and settled debt and related accrued interest.

The principal amounts outstanding under the EFIH DIP Facility bear interest based on applicable LIBOR rates, subject to a 1% floor, plus 3.25%. At June 30, 2014, outstanding borrowings under the EFIH DIP Facility totaled $5.4 billion at an annual interest rate of 4.25%. The EFIH DIP Facility is a non-amortizing loan that may, subject to certain limitations, be voluntarily prepaid by the EFIH Debtors, in whole or in part, without any premium or penalty.

The EFIH DIP Facility will mature on the earlier of (a) the effective date of any reorganization plan, (b) upon the event of the sale of substantially all of EFIH's assets or (c) June 2016. The maturity date may be extended to no later than December 2016 subject to the satisfaction of certain conditions, including the payment of a 25 basis point extension fee, a requirement that an acceptable plan of reorganization has been filed on or prior to such extension and the availability of certain metrics of liquidity applicable to EFIH and EFIH Finance.

EFIH's obligations under the EFIH DIP Facility are secured by a first lien covering substantially all of EFIH's assets, rights and properties, subject to certain exceptions set forth in the EFIH DIP Facility. The EFIH DIP Facility provides that all obligations thereunder constitute administrative expenses in the Chapter 11 Cases, with administrative priority and senior secured status under the Bankruptcy Code and, subject to certain exceptions set forth in the EFIH DIP Facility, will have priority over any and all administrative expense claims, unsecured claims and costs and expenses in the Chapter 11 Cases.

The EFIH DIP Facility provides for affirmative and negative covenants applicable to EFIH and EFIH Finance, including affirmative covenants requiring EFIH and EFIH Finance to provide financial information, budgets and other information to the agents under the EFIH DIP Facility, and negative covenants restricting EFIH's and EFIH Finance's ability to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions, in each case except as permitted in the EFIH DIP Facility. The EFIH DIP Facility also includes a minimum liquidity covenant pursuant to which EFIH cannot allow the amount of its unrestricted cash (as defined in the EFIH DIP Facility) to be less than $150 million. The Oncor Ring-Fenced Entities are not restricted subsidiaries for purposes of the EFIH DIP Facility.

The EFIH DIP Facility provides for certain customary events of default, including events of default resulting from non-payment of principal, interest or other amounts when due, material breaches of representations and warranties, material breaches of covenants in the EFIH DIP Facility or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against EFIH. Upon the existence of an event of default, the EFIH DIP Facility provides that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

The EFIH DIP Facility permits, subject to certain terms, conditions and limitations set forth in the EFIH DIP Facility, EFIH to incur incremental junior lien subordinated debt in an aggregate amount not to exceed $3 billion.

6.	REORGANIZATION ITEMS

Expenses and income directly associated with the Chapter 11 Cases are reported separately in the condensed statements of consolidated income (loss) as reorganization items as required by ASC 852-10, Reorganizations. Reorganization items also include adjustments to reflect the carrying value of liabilities subject to compromise (LSTC) at their estimated allowed claim amounts, as such adjustments are determined. The following table presents reorganization items incurred since the Petition Date as reported in the condensed statements of consolidated income (loss):

Post-Petition Period Through June 30, 2014
Loss on exchange and settlement of EFIH First Lien Notes (Note 5)	$108
Fees associated with completion of EFIH DIP Facility	93
Expenses related to legal advisory and representation services	16
Expenses related to other professional consulting and advisory services	11
Total reorganization items	$228

7.	LIABILITIES SUBJECT TO COMPROMISE

The amounts classified as liabilities subject to compromise (LSTC) reflect the company's estimate of pre-petition liabilities to be addressed in the Chapter 11 Cases and may be subject to future adjustment as the Chapter 11 Cases proceed. Debt amounts include related unamortized deferred financing costs and discounts/premiums. Amounts classified to LSTC do not include pre-petition liabilities that are fully secured by letters of credit or cash deposits. The following table presents LSTC as reported in the condensed consolidated balance sheets at June 30, 2014:

June 30, 2014
Notes, loans and other debt per the following table	$3,843
Accrued interest on notes, loans and other debt	138
Advances and other payables to affiliates	3
Total liabilities subject to compromise	$3,984

Pre-Petition Notes, Loans and Other Debt Reported as Liabilities Subject to Compromise

All amounts of pre-petition notes, loans and other debt reported as liabilities subject to compromise represent principal amounts.

	June 30, 2014	December 31, 2013
Debt issued by EFIH:
6.875% Fixed Senior Secured First Lien Notes due August 15, 2017 (a)	$—	$503
10% Fixed Senior Secured First Lien Notes due December 1, 2020 (a)	—	3,482
11% Fixed Senior Secured Second Lien Notes due October 1, 2021	406	406
11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022	1,750	1,750
11.25%/12.25% Senior Toggle Notes due December 1, 2018	1,566	1,566
9.75% Fixed Senior Notes due October 15, 2019	2	2
Unamortized premium	243	284
Unamortized discount	(121)	(146)
Total debt issued by EFIH	3,846	7,847
Pushed down pre-petition debt (b):
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017	17	17
11.25%/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017	13	13
Total pushed down debt	30	30
Deferred debt issuance and extension costs (c)	(33)	—
Total debt	$3,843	$7,877
________________

(a)	The EFIH First Lien Notes were exchanged or settled in June 2014 (see Note 5).

(b)	Represents 50% of the amount of these EFH Corp. securities guaranteed by EFIH and pushed down per the discussion below under "Guarantees and Push Down of EFH Corp. Pre-Petition Debt."

(c)	Deferred debt issuance and extension costs were reported in other noncurrent assets at December 31, 2013.

Guarantees and Push Down of EFH Corp. Pre-Petition Debt

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

Pre-petition debt guaranteed and subject to push down at June 30, 2014 totals $60 million and consists of $33 million principal amount of EFH Corp. 10.875% Notes and $27 million principal amount of EFH Corp. Toggle Notes. The amount reflected in EFIH's condensed consolidated balances sheets as pushed down pre-petition debt ($30 million at both June 30, 2014 and December 31, 2013, as shown in the debt table above) represents 50% of the principal amount of the EFH Corp. Merger-related debt guaranteed. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., EFIH records the settlement of such amounts as noncash capital contributions from EFH Corp.

There were no payments of interest by EFH Corp. on pre-petition debt pushed down for the six months ended June 30, 2014. EFH Corp. payments of interest on debt pushed down totaled $21 million for the six months ended June 30, 2013.

Information Regarding Significant Pre-Petition Debt

The EFIH pre-petition debt described below is junior in right of priority and payment to the EFIH DIP Facility.

EFIH 6.875% Senior Secured First Lien Notes — There were no principal amounts of the EFIH 6.875% Notes outstanding at June 30, 2014 as the notes were exchanged or settled in June 2014 as discussed in Note 5. These notes had a maturity date in August 2017, with interest at a fixed rate of 6.875% per annum. The EFIH 6.875% Notes were secured on a first-priority basis by EFIH's pledge of its 100% ownership of the membership interests in Oncor Holdings (the EFIH Collateral) on an equal and ratable basis with the EFIH 10% Notes (discussed below).

The EFIH 6.875% Notes were senior obligations of EFIH and ranked equally in right of payment with all senior indebtedness of EFIH and were senior in right of payment to any future subordinated indebtedness of EFIH. The EFIH 6.875% Notes were effectively senior to all second lien and unsecured indebtedness of EFIH, to the extent of the value of the EFIH Collateral, and were effectively subordinated to any indebtedness of EFIH secured by assets of EFIH other than the EFIH Collateral, to the extent of the value of such assets. Furthermore, the EFIH 6.875% Notes were structurally subordinated to all indebtedness and other liabilities of EFIH's subsidiaries (other than EFIH Finance), including Oncor Holdings and its subsidiaries. The holders of the EFIH 6.875% Notes voted as a separate class from the holders of the EFIH 10% Notes.

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

EFIH 10% Senior Secured First Lien Notes — There were no principal amounts of the EFIH 10% Notes outstanding at June 30, 2014 as the notes were exchanged or settled in June 2014 as discussed in Note 5. The notes had a maturity date in December 2020, with interest at a fixed rate of 10% per annum. The notes were secured by the EFIH Collateral on an equal and ratable basis with the EFIH 6.875% Notes.

The EFIH 10% Notes were senior obligations of EFIH and ranked equally in right of payment with all existing and future senior indebtedness of EFIH, including the EFIH 6.875% Notes. The EFIH 10% Notes had substantially the same terms as the EFIH 6.875% Notes. The holders of the EFIH 10% Notes voted as a separate class from the holders of the EFIH 6.875% Notes.

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

EFIH 11% Senior Secured Second Lien Notes — The principal amount of the EFIH 11% Notes totals $406 million. The notes have a maturity date in October 2021, with interest at a fixed rate of 11% per annum. The EFIH 11% Notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11.75% Notes.

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

EFIH 11.75% Senior Secured Second Lien Notes — The principal amount of the EFIH 11.75% Notes totals $1.750 billion. These notes have a maturity date in March 2022, with interest at a fixed rate of 11.75% per annum. The EFIH 11.75% Notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11% Notes. The EFIH 11.75% Notes have substantially the same covenants as the EFIH 11% Notes, and the holders of the EFIH 11.75% Notes will generally vote as a single class with the holders of the EFIH 11% Notes.

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

EFIH 11.25%/12.25% Senior Toggle Notes — The principal amount of the EFIH Toggle Notes totals $1.566 billion. These notes have a maturity date in December 2018, with interest at a fixed rate of 11.25% per annum for cash interest and 12.25% per annum for PIK Interest. The terms of the Toggle Notes include an election by EFIH, for any interest period until June 1, 2016, to pay interest on the Toggle Notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new EFIH Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. EFIH made its pre-petition interest payments on the EFIH Toggle Notes by using the PIK feature of those notes.

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

8.	INTEREST EXPENSE AND RELATED CHARGES

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest paid/accrued on debtor-in-possession financing	$8	$—	$8	$—
Interest paid/accrued on pre-petition debt	104	161	266	311
Interest expense related to pushed down debt	—	1	1	4
Interest expense on pre-petition toggle notes payable in additional principal (Note 7)	16	42	65	83
Amortization of debt exchange premiums	(6)	(20)	(24)	(42)
Amortization of debt exchange discounts and issuance costs	2	6	7	18
Total interest expense and related charges	$124	$190	$323	$374

Interest expense for the three and six months ended June 30, 2014 reflects interest paid and accrued on debtor-in-possession financing (see Note 5).

The Bankruptcy Code generally restricts payment of interest on pre-petition debt, subject to certain exceptions. However, the Bankruptcy Court ordered the payment of post-petition interest payments on EFIH First Lien Notes in connection with the settlement discussed in Note 5. Other than these amounts allowed by the Bankruptcy Court, effective April 29, 2014, EFIH discontinued recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise (LSTC). Interest expense as calculated under the contractual terms of EFIH's debt, all of which is subject to compromise, totaled $133 million for the post-petition period through June 30, 2014. This amount exceeded interest expense recorded, which represented $54 million in interest since the Bankruptcy Filing allowed by the Bankruptcy Court, by $79 million.

9.	COMMITMENTS AND CONTINGENCIES

Guarantees

See Notes 5 and 7 for discussion of EFIH's guarantees of certain debt.

Legal Proceedings

From time to time, EFIH may be involved in various legal and administrative proceedings in the normal course of business the ultimate resolutions of which, in the opinion of management, should not have a material effect upon its financial condition, results of operations or liquidity.

Makewhole Claims — In May 2014, the indenture trustee for the EFIH 10% First Lien Notes initiated litigation in the Bankruptcy Court seeking, among other things, a declaratory judgment that EFIH is obligated to pay a redemption premium in connection with the cash repayment of the EFIH First Lien Notes as discussed in Note 5 and that such redemption premium is an allowed secured claim (EFIH First Lien Makewhole Claims). In the EFIH First Lien Makewhole Claim, the amount of such claims is alleged to be equal to approximately $432 million plus reimbursement of expenses. In June 2014, the indenture trustee for the EFIH Second Lien Notes initiated litigation in the Bankruptcy Court seeking similar relief with respect to the EFIH Second Lien Notes, including among other things, that EFIH is obligated to pay a redemption premium in connection with any repayment of the EFIH Second Lien Notes and that such redemption premium would be an allowed secured claim (the EFIH Second Lien Makewhole Claims and, together with the EFIH First Lien Makewhole Claims, the Makewhole Claims). In the EFIH Second Lien Makewhole Claim, as of July 31, 2014, the amount of such claims alleged would have been equal to approximately $675 million plus reimbursement of expenses. The EFIH Debtors expect to seek to obtain entry of orders from the Bankruptcy Court disallowing each of the Makewhole Claims.

In addition, creditors may make additional claims in the Chapter 11 Cases for redemption premiums in connection with repayments or settlement of other pre-petition debt. There can be no assurance regarding the outcome of this litigation or the Bankruptcy Court's determination regarding the validity or the amounts payable in respect of each of the Makewhole Claims or other claims for redemption premiums.

10.	MEMBERSHIP INTERESTS

Cash Distributions

No cash distributions were made in the six months ended June 30, 2014. In January 2013, EFIH's board of directors declared, and EFIH paid, a cash distribution to EFH Corp. of $680 million, which was used by EFH Corp. to settle the TCEH Demand Notes (see Note 11).

Distribution Restrictions

The agreement governing the EFIH DIP Facility generally restricts EFIH's ability to make distributions or loans to any of its parent companies or their subsidiaries unless such distributions or loans are expressly permitted under the agreement governing such facility.

Under applicable law, EFIH is prohibited from paying any distribution to the extent that immediately following payment of such distribution, it would be insolvent. In addition, due to the Bankruptcy Filing, no distributions are eligible to be paid without the approval of the Bankruptcy Court.

Affiliate Debt Held by EFIH

As a result of debt exchanges in 2009 through 2013, EFIH holds debt securities of EFH Corp. and TCEH. In December 2012, management determined that some or all of these securities may be returned as dividends to EFH Corp.; accordingly, the balances were reclassified at that time from investment in debt of affiliates and reported as a reduction of membership interests. Interest received reduces the carrying value of the securities and thus increases membership interests. There was no interest received in the six months ended June 30, 2014. Interest received for the six months ended June 30, 2013 totaled $208 million after-tax and represented accrued interest on notes distributed to EFH Corp. in first quarter 2013. As a result of the Bankruptcy Filing, EFIH does not expect to receive further interest payments on affiliate debt securities it holds.

In the first quarter 2013, EFIH distributed to EFH Corp. $6.360 billion principal amount of EFH Corp. debt held. As a result of this distribution, EFIH reclassified to interest income $284 million (pretax) of mark-to-market gains previously reported in accumulated other comprehensive income.

The principal amounts, coupon rates, maturities and carrying value of debt of affiliates held at both June 30, 2014 and December 31, 2013 are as follows:

	Principal Amount	Carrying Value
EFH Corp. 5.55% Fixed Senior Notes Series P due November 15, 2014	$281	$185
EFH Corp. 6.50% Fixed Senior Notes Series Q due November 15, 2024	545	249
EFH Corp. 6.55% Fixed Senior Notes Series R due November 15, 2034	456	194
TCEH 10.25% Fixed Senior Notes due November 1, 2015 (both periods include $48 million principal amount of Series B Notes)	79	7
Balance reported as reduction in membership interests	$1,361	$635

The indentures governing the EFIH Notes do not limit EFIH's ability to distribute the EFH Corp. debt securities that it holds to EFH Corp. so long as it received such securities in exchange for the issuance of EFIH debt, which applies to all the EFH Corp. debt EFIH currently holds.

Membership Interests

The following table presents the changes (all after tax) to membership interests for the six months ended June 30, 2014:

	Capital Accounts	Affiliate Debt Held by EFIH	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2013	$(1,148)	$(635)	$(39)	$(1,822)
Net income	(426)	—	—	(426)
Effect of debt push-down from EFH Corp.	11	—	—	11
Net effects related to Oncor	—	—	1	1
Balance at June 30, 2014	$(1,563)	$(635)	$(38)	$(2,236)

The following table presents the changes to membership interests for the six months ended June 30, 2013:

	Capital Accounts	Affiliate Debt Held by EFIH	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2012	$5,049	$(5,388)	$160	$(179)
Net income	82	—	—	82
Cash distributions to EFH Corp.	(680)	—	—	(680)
Push-down of deferred net loss on debt exchanges, net of tax	14	—	—	14
Effect of debt push-down from EFH Corp. (a)	435	—	—	435
Distribution to EFH Corp. of debt held as investment	(5,778)	—	—	(5,778)
EFH Corp. debt distributed to EFH Corp. ($5.125 billion principal amount)	—	4,524	—	4,524
Net effects related to Oncor	—	—	1	1
Net affiliate debt received in debt exchanges ($31 million principal amount)	—	(23)	—	(23)
Interest received on holdings of affiliate debt	—	208	—	208
Recognition in interest income of mark-to-market valuations of investments in affiliate debt upon distribution to EFH Corp.	—	—	(185)	(185)
Other	—	(1)	—	(1)
Balance at June 30, 2013	$(878)	$(680)	$(24)	$(1,582)
________________

(a)	Represents the effect of a reduction of $420 million of debt pushed down from EFH Corp and related interest and income tax effects.

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the six months ended June 30, 2014. There was no other comprehensive income (loss) before reclassification for the period.

	Dedesignated Cash Flow Hedges - Oncor	Changes in Fair Values of Investment in Debt Securities of Affiliates	Pension and Other Postretirement Employee Benefit Liabilities Adjustments - Oncor	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(21)	$—	$(18)	$(39)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in:
Equity in earnings (losses) of unconsolidated subsidiaries	1	—	—	1
Total amount reclassified from accumulated other comprehensive income (loss) during the period	1	—	—	1
Balance at June 30, 2014	$(20)	$—	$(18)	$(38)

The following table presents the changes to accumulated other comprehensive income (loss) for the six months ended June 30, 2013. There was no other comprehensive income (loss) before reclassification for the period.

	Dedesignated Cash Flow Hedges - Oncor	Changes in Fair Values of Investment in Debt Securities of Affiliates	Pension and Other Postretirement Employee Benefit Liabilities Adjustments - Oncor	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$(23)	$185	$(2)	$160
Amounts reclassified from accumulated other comprehensive income (loss) and reported in:
Interest income	—	(284)	—	(284)
Equity in earnings (losses) of unconsolidated subsidiaries	2	—	(1)	1
Income tax benefit	—	99	—	99
Total amount reclassified from accumulated other comprehensive income (loss) during the period	2	(185)	(1)	(184)
Balance at June 30, 2013	$(21)	$—	$(3)	$(24)

11.	RELATED–PARTY TRANSACTIONS

The following represent EFIH's significant related-party transactions. Also see Note 10 for a discussion of EFH Corp. and TCEH debt securities held by EFIH.

•
EFH Corp. allocates expense to EFIH for management fees owed by EFH Corp. to the Sponsor Group. This expense, which is reported in SG&A expenses, totaled $1 million and $3 million for the three and six months ended June 30, 2014, respectively. There was no allocation of fees to EFIH for the three and six months ended June 30, 2013. Beginning with the quarterly management fee due December 31, 2013, the Sponsor Group, while reserving the right to receive the fees, directed EFH Corp. to suspend payments of the management fees for an indefinite period. Accordingly, EFIH did not reimburse EFH Corp. for the allocated management fees. Effective with the Petition Date, EFH Corp. suspended allocations of such fees to EFIH. Fees accrued as of the Petition Date have been reclassified to liabilities subject to compromise (LSTC).

In addition to amounts paid directly by EFIH, a subsidiary of EFH Corp. allocates costs to EFIH for legal and other consulting services associated with EFIH's debt restructuring activities, and EFIH reimburses the subsidiary for the allocated costs on a monthly basis. The allocated expense, which is reported in SG&A expenses, totaled $1 million and $4 million for the three and six months ended June 30, 2014, respectively. There was no allocation of legal and other consulting services costs to EFIH for the three and six months ended June 30, 2013.

A subsidiary of EFH Corp. bills EFIH for administrative services at cost, and EFIH reimburses the subsidiary for the allocated costs on a monthly basis. This expense, which is reported in SG&A expenses, totaled $1 million for both the three and six months ended June 30, 2014. There was no allocation of administrative service costs to EFIH for the three and six months ended June 30, 2013.

•
EFH Corp. files consolidated federal income tax and Texas state margin tax returns, and under a Federal and State Income Tax Allocation Agreement, allocates income taxes to EFIH substantially as if it were filing its own corporate income tax returns. At June 30, 2014 and December 31, 2013, EFIH had current income tax receivables from EFH Corp. totaling $199 million and $110 million, respectively, both of which were fully reserved (see Note 4). EFIH made no income tax payments to EFH Corp. for the six months ended June 30, 2014. EFIH's income tax payments to EFH Corp. totaled $3 million for the six months ended June 30, 2013. See discussion below in this note regarding allocation of income tax liabilities to Oncor Holdings and Oncor.

•
At December 31, 2012, EFH Corp. had demand notes payable (TCEH Demand Notes) to TCEH totaling $698 million arising from borrowings used to fund EFH Corp. debt principal and interest payments (P&I Note) and net borrowings for general corporate purposes (SG&A Note). EFIH was a guarantor of these demand notes. EFH Corp. settled the balance of the TCEH Demand Notes in January 2013 using the cash distribution from EFIH discussed in Note 10.

•	Affiliates of the Sponsor Group have sold or acquired, and in the future may sell or acquire, debt or debt securities issued by EFIH in open market transactions or through loan syndications.

See Note 7 regarding guarantees and push-down of certain EFH Corp. pre-petition debt and Note 10 regarding distributions to, and contributions from, EFH Corp.

Significant related-party transactions between Oncor Holdings (including its consolidated subsidiary Oncor) and EFH Corp., other affiliates of EFH Corp. and the Sponsor Group are as follows:

•
Oncor receives payments from TCEH for services it provides, principally the delivery of electricity. Revenues recorded by Oncor for these services totaled $225 million and $230 million for the three months ended June 30, 2014 and 2013, respectively, and $465 million and $455 million for the six months ended June 30, 2014 and 2013, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. These revenues from TCEH represented 25% and 27% of Oncor Holdings' operating revenues for the six months ended June 30, 2014 and 2013, respectively. Oncor Holdings' condensed consolidated balance sheets at June 30, 2014 and December 31, 2013 reflect receivables from affiliates totaling $140 million and $135 million, respectively, consisting almost entirely of trade receivables from TCEH related to these electricity delivery fees.

•
Oncor pays EFH Corp. subsidiaries for financial and other administrative services and shared facilities at cost. Such amounts increased reported operation and maintenance expense by $7 million for both the three months ended June 30, 2014 and 2013 and $16 million for both the six months ended June 30, 2014 and 2013.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH's condensed consolidated balance sheets) is funded by a delivery fee surcharge collected from REPs by Oncor, as collection agent, and remitted monthly to TCEH. The delivery fee surcharges remitted to TCEH totaled $4 million for both the three months ended June 30, 2014 and 2013, respectively, and $8 million for both the six months ended June 30, 2014 and 2013.

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

At June 30, 2014, Oncor Holdings had a current receivable from EFH Corp. related to federal and state income taxes totaling $22 million, which included a $23 million net receivable related to Oncor. The Oncor receivable from EFH Corp. represented a $37 million federal income tax receivable net of a $14 million state margin tax payable. At December 31, 2013, Oncor Holdings had a current payable totaling $7 million, which included $5 million payable by Oncor. Oncor's liability at December 31, 2013 consists of a $23 million state margin tax payable net of an $18 million federal income tax receivable.

For the six months ended June 30, 2014, Oncor Holdings and Oncor made income tax payments to EFH Corp totaling $12 million and $135 million, respectively. For the six months ended June 30, 2013, Oncor Holdings and Oncor made income tax payments to EFH Corp. totaling $17 million and $36 million, respectively.

•
Oncor has requirements in place to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of Oncor Electric Delivery Transition Bond Company LLC. Under these requirements, as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at June 30, 2014 and December 31, 2013, TCEH had posted letters of credit and/or cash in the amount of $10 million and $9 million, respectively, for Oncor's benefit.

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

In the second quarter 2014, Oncor and EFH Corp. entered into an agreement whereby Oncor will cease participation in EFH Corp.'s OPEB Plan and establish its own OPEB plan for Oncor’s eligible retirees and their dependents effective July 1, 2014. Participants in the EFH Corp. OPEB plan with split service will become participants in the Oncor plan. The methodology for OPEB cost allocations between EFH Corp. and Oncor is not expected to change, and the agreement is not expected to have a material effect on the net assets or cash flows of EFH Corp.

12.	SUPPLEMENTARY FINANCIAL INFORMATION

Fair Value of Debt

	June 30, 2014		December 31, 2013
Debt:	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under debtor-in-possession credit facilities (Note 5)	$5,400	$5,434	$—	$—
Pre-petition notes, loans and other debt (excluding capital leases) (Note 7)	3,876	4,527	7,877	7,849

EFIH determines fair value in accordance with accounting standards, and at June 30, 2014 its debt fair value represents Level 2 valuations. EFIH obtains security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2014	2013
Cash payments related to:
Interest on EFIH debt	$252	$301
Income taxes	—	3
Reorganization items (a)	17	—
Noncash investing and financing activities:
Principal amount of toggle notes issued in lieu of cash interest	—	83
Parent's payment of interest on pushed-down debt accounted for as a contribution of capital (net of tax) (Note 7)	—	20
Reduction of debt pushed down from EFH Corp. (b)	—	(420)
Debt exchange transactions (c)	(85)	14
Distribution to EFH Corp. of debt held as an investment	—	(5,778)
____________

(a)	Represents cash payments for legal and other consulting services.

(b)	For the six months ended June 30, 2013, represents $838 million principal amount of EFH Corp. debt exchanged (at 50%) for EFIH debt.

(c)
For the six months ended June 30, 2014, represents $1.836 billion principal amount of loans issued under the EFIH DIP Facility in excess of $1.673 billion principal amount of EFIH First Lien Notes exchanged and $78 million of related accrued interest (see Note 5). For the six months ended June 30, 2013 represents $1.302 billion principal amount of EFIH debt issued in exchange for $1.310 billion principal amount of EFH Corp. and EFIH debt and $89 million principal amount of EFIH debt issued in exchange for $95 million principal amount of EFH Corp. debt.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of EFIH's financial condition and results of operations for the three and six months ended June 30, 2014 and 2013 should be read in conjunction with its condensed consolidated financial statements and the notes to those statements. Comparisons of year-over-year results are impacted by the effects of the Bankruptcy Filing and the application of ASC 852-10, Reorganizations.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFIH, a direct, wholly owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company whose wholly owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell electricity to residential, business and other consumers in the north-central, eastern and western parts of Texas. Revenues from services provided to TCEH represented 25% and 27% of Oncor's total reported consolidated revenues for the six months ended June 30, 2014 and 2013, respectively. EFIH has no reportable business segments. See Notes 1 and 3 to Financial Statements for a discussion of the reporting of EFIH's investment in Oncor Holdings as an equity method investment and a description of the "ring-fencing" measures implemented with respect to Oncor Holdings and Oncor. These measures were put in place to further enhance Oncor's credit quality and mitigate Oncor's and Oncor Holdings' exposure to the Texas Holdings Group with the intent to minimize the risk that a court would order any of the assets and liabilities of the Oncor Ring-Fenced Entities to be substantively consolidated with those of any member of the Texas Holdings Group in the event any such member were to become a debtor in a bankruptcy case. EFIH believes, as several major credit rating agencies have acknowledged, that the likelihood of such substantive consolidation of the Oncor Ring-Fenced Entities' assets and liabilities is remote in consideration of the ring-fencing measures and applicable law.

Significant Activities and Events and Items Influencing Future Performance

Filing under Chapter 11 of the United States Bankruptcy Code — On the Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, (the Debtors) filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). During the pendency of the Bankruptcy Filing (the Chapter 11 Cases), the Debtors will operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. EFH Corp. intends to conduct its business operations in the normal course and maintain its focus on achieving excellence in customer service and meeting the needs of electricity consumers in Texas.

The Bankruptcy Filing resulted primarily from the adverse effects on EFH Corp.'s competitive businesses of lower wholesale electricity prices in ERCOT driven by the sustained decline in natural gas prices since mid-2008. Further, the natural gas hedges that TCEH entered into when forward market prices of natural gas were significantly higher than current prices had largely matured before the remaining positions were terminated shortly after the Bankruptcy Filing. These market conditions challenged the profitability and operating cash flows of EFH Corp.'s competitive businesses and resulted in the inability to support their significant interest payments and debt maturities, including the remaining debt obligations due in 2014, and the inability to refinance and/or extend the maturities of their outstanding debt.

Restructuring Support and Lock-Up Agreement (RSA) As previously disclosed, after a series of discussions with certain creditors that began in 2013 and in anticipation of the Bankruptcy Filing, on April 29, 2014, the Debtors entered into a Restructuring Support and Lock-Up Agreement (RSA) with various stakeholders (Consenting Parties) in order to effect an agreed upon restructuring of the Debtors through a pre-arranged Chapter 11 plan of reorganization.

On July 24, 2014, pursuant to the RSA, each of EFH Corp., EFIH, EFCH, TCEH, EFIH Finance, Inc. and TCEH Finance Inc. provided a notice of termination of the RSA in accordance with its terms to the Consenting Parties. The RSA termination became effective on July 31, 2014.

The Debtors believe that the RSA provided significant benefit to the Debtors, including, without limitation, (a) enabling the TCEH Debtors to obtain the support of holders of the TCEH first lien secured claims for the TCEH debtor-in-possession financing facility and (b) providing a framework for the restructuring transactions involving EFH Corp. and EFIH described in the RSA, which prompted competing proposals (including, among others, an alternative proposal from NextEra Energy, Inc.).

Each of the Debtors remain committed to the tax-free spin of TCEH and its subsidiaries described in the RSA. Moreover, the TCEH first lien creditors who were party to the RSA have advised the Debtors that, notwithstanding the RSA termination, they intend to continue to work cooperatively with the Debtors and other parties in interest to pursue transactions that can be achieved expeditiously, including a possible tax-free spin of the TCEH Debtors, which will maximize the value of the TCEH Debtors' estates and resolve the Chapter 11 Cases.

In cooperation with various stakeholders, the Debtors have focused, and will continue to focus, on formulating and implementing an effective and efficient plan of reorganization for each of the Debtors under Chapter 11 of the Bankruptcy Code that maximizes enterprise value. The Debtors intend to conduct a court supervised bid process with respect to the restructuring of EFH Corp. and EFIH to maximize their respective enterprise values for all stakeholders. In addition, EFH Corp. and EFIH intend to negotiate with each party that has submitted or does submit a bid with respect to the reorganization of EFH Corp. and EFIH.

EFIH Settlement of First Lien Notes and Related Exchanges — Pursuant to the RSA, certain holders of EFIH First Lien Notes agreed to voluntary settlements of such notes. In June 2014, the Bankruptcy Court issued an order approving this settlement, the EFIH DIP Facility and the settlement of remaining EFIH First Lien Notes, all of which were completed as described in Note 5 to Financial Statements.

The RSA termination does not impact or cancel the EFIH First Lien Notes settlement since such settlement was completed prior to the RSA termination. See Note 9 to Financial Statements for a discussion of litigation regarding alleged makewhole claims of holders of EFIH First Lien Notes in connection with the EFIH First Lien Notes settlement.

Private Letter Ruling — Pursuant to the RSA, on June 10, 2014 EFH Corp. filed a request with the IRS for a private letter ruling (Private Letter Ruling) that, among other things, will provide (a) that (i) the transfer by TCEH of all of its assets and its ordinary course operating liabilities to Reorganized TCEH, (ii) the transfer by the Debtors to Reorganized TCEH of certain operating assets and liabilities that are reasonably necessary to the operation of Reorganized TCEH and (iii) the distribution by TCEH of (A) the equity it holds in Reorganized TCEH and (B) the cash proceeds TCEH receives from Reorganized TCEH to the holders of TCEH First Lien Claims, will qualify as a "reorganization" within the meaning of Sections 368(a)(1)(G) , 355 and 356 of the Code and (b) for certain other rulings under Sections 368(a)(1)(G) and 355 of the Code. Notwithstanding the termination of the RSA, the Debtors intend to continue to pursue the Private Letter Ruling in connection with any Chapter 11 plan of reorganization that is ultimately proposed.

Operation and Implications of the Chapter 11 Cases — The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Debtors' ability to continue as a going concern is contingent upon their ability to comply with the financial and other covenants contained in the debtor-in-possession financing (DIP Facilities), the Bankruptcy Court's approval of the Chapter 11 plan of reorganization ultimately proposed by the Debtors and their ability to successfully implement such Chapter 11 plan and obtain new financing, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facilities), for amounts other than those reflected in the accompanying consolidated financial statements.

A Chapter 11 plan of reorganization determines the rights and satisfaction of claims of various creditors and security holders and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the Chapter 11 plan is confirmed. The Debtors currently expect that any proposed Chapter 11 plan of reorganization will provide, among other things, mechanisms for settlement of claims against the Debtors' estates, treatment of EFH Corp.'s existing equity holders and the Debtors' respective existing debt holders, potential income tax liabilities and certain corporate governance and administrative matters pertaining to a reorganized EFH Corp. Any proposed Chapter 11 plan of reorganization will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Debtors' creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure approval for any Chapter 11 plan of reorganization it ultimately proposes from the Bankruptcy Court or that any Chapter 11 plan will be accepted by the Debtors' creditors.

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

In general, the Debtors have received final bankruptcy court orders with respect to "first day motions" that allow the Debtors to operate their businesses in the ordinary course of business, including, among others, providing for the payment of certain pre-petition employee and retiree expenses and benefits, the use of the Debtors' existing cash management system, the continuation of customer programs at its retail electricity sales operations, the payment of certain pre-petition amounts to certain critical vendors, the ability to perform under certain pre-petition hedging and trading arrangements and the ability to pay certain pre-petition taxes and regulatory fees. In June 2014, the Bankruptcy Court issued orders approving the TCEH and EFIH DIP Facilities and the exchange and settlement of the EFIH First Lien Notes as described in Note 5 to Financial Statements.

Pre-Petition Claims — Holders of pre-petition claims will be required to file proofs of claims by the "bar dates" established by the Bankruptcy Court. A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases. The Bankruptcy Court has not yet established the bar date. Differences between liability amounts recorded by the company as liabilities subject to compromise and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. Differences between those final allowed claims and the liabilities recorded in the condensed consolidated balance sheet will be recognized as reorganization items in the Debtors' condensed statement of consolidated income (loss) as they are resolved. The determination of how liabilities will ultimately be resolved cannot be made until the Bankruptcy Court approves a plan of reorganization. Accordingly, the ultimate amount or resolution of such liabilities is not determinable at this time. The resolution of such claims could result in material adjustments to the company’s financial statements.

Regulatory Requirements Related to the Bankruptcy Filing — Pursuant to the Bankruptcy Code, the Debtors intend to comply with all applicable regulatory requirements, including all requirements related to environmental and safety law compliance, during the pendency of the Chapter 11 Cases. Further, the Debtors have been complying, and intend to continue to comply, with the various reporting obligations that are required by the Bankruptcy Court during the pendency of the Chapter 11 Cases. In addition, the Debtors will seek all necessary and appropriate regulatory approvals necessary to complete any transactions proposed in the Chapter 11 plan. Moreover, to the extent the Debtors either maintain insurance policies or self-insure their regulatory compliance obligations, the Debtors intend to continue such insurance policies or self-insurance in the ordinary course of business.

Credit Risk Exposure to EFH Corp. and its Subsidiaries — As a result of the Bankruptcy Filing, Oncor had credit risk exposure to trade accounts receivable from TCEH, which related to delivery services provided by Oncor to TCEH's retail electricity operations. At the Petition Date, these accounts receivable totaled $109 million. In June 2014, the Bankruptcy Court authorized the Debtors to pay all pre-petition delivery charges due Oncor, and such amounts were paid in full.

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

Oncor has not established any reserves related to this exposure.

RESULTS OF OPERATIONS

Financial Results — Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Selling, general, and administrative expenses totaled $8 million in 2014, and no amounts were recorded in 2013. The 2014 amount includes $6 million for legal and other professional services associated with EFIH's debt restructuring activities prior to the Petition Date, of which $1 million was allocated by EFH Corp. The 2014 amount also includes $1 million in allocated Sponsor Group management fees and $1 million in other allocated shared services costs. Payments of Sponsor Group management fees and associated cost allocations have been suspended. See Note 11 to Financial Statements for discussion of allocations from EFH Corp.

Other deductions totaled $122 million in 2014, reflecting the recording of a reserve against EFIH's income tax receivable from EFH Corp. (see Note 4 to Financial Statements).

Interest expense and related charges decreased $66 million to $124 million in 2014. The decrease reflected $84 million in lower interest expense on pre-petition debt due to the cessation of interest upon the Bankruptcy Filing, partially offset by $10 million in lower amortization of pre-petition debt premiums, discounts and issuance costs due to reclassification of such amounts to liabilities subject to compromise and $8 million in interest expense on debtor-in-possession financing.

Reorganization items in the quarter and year-to-date totaled $228 million and included a $108 million net loss on exchange and settlement of the EFIH First Lien Notes and $93 million in fees associated with completion of the EFIH First Lien DIP Facility (see Note 5 to Financial Statements). See Note 6 to Financial Statements for additional discussion.

Income tax benefit totaled $118 million and $67 million in 2014 and 2013, respectively. Excluding the effect of the reserve against the income tax receivable that was recorded without income tax benefit, the effective tax rate was 32.8% and 35.3% in 2014 and 2013, respectively. The decrease in the effective income tax rate was driven by higher nondeductible legal and other professional services costs related to the Chapter 11 Cases.

Equity in earnings of EFIH's Oncor Holdings unconsolidated subsidiary (net of tax) decreased $2 million to $72 million in 2014. The decrease in equity earnings of Oncor reflected decreased revenue from lower average consumption driven by the effects of milder weather and higher depreciation and property taxes, partially offset by increased revenue from higher transmission rates and growth in points of delivery and lower interest expense. See Note 3 to Financial Statements.

Net loss totaled $292 million and $49 million in 2014 and 2013, respectively. The $243 million change was driven by reorganization items and the reserve against the income tax receivable, partially offset by lower interest expense on pre-petition debt.

Financial Results — Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Selling, general, and administrative expenses totaled $19 million in 2014, and no amounts were recorded in 2013. The 2014 amount includes $15 million for legal and other professional services associated with EFIH's debt restructuring activities prior to the Petition Date, of which $4 million was allocated by EFH Corp. The 2014 amount also includes $3 million in allocated Sponsor Group management fees and $1 million in allocated other shared services costs. Payments of Sponsor Group management fees and associated cost allocations have been suspended. See Note 11 to Financial Statements for discussion of allocations from EFH Corp.

Other deductions totaled $199 million in 2014, reflecting the recording of a reserve against EFIH's income tax receivable from EFH Corp. (see Note 4 to Financial Statements).

Interest income - affiliates decreased $284 million to none in 2014. The decline reflects reclassification in 2013 of mark-to-market gains on certain holdings of affiliate debt from accumulated other comprehensive income to interest income. See Note 10 to Financial Statements.

Interest expense and related charges decreased $51 million to $323 million in 2014. The decrease reflected $66 million in lower interest expense on pre-petition debt due to the cessation of interest upon the Bankruptcy Filing, partially offset by $7 million in lower amortization of pre-petition debt premiums, discounts and issuance costs due to reclassification of such amounts to liabilities subject to compromise and $8 million in interest expense on debtor-in-possession financing.

Income tax benefit totaled $191 million and $31 million in 2014 and 2013, respectively. Excluding the effect of the reserve against the income tax receivable that was recorded without income tax benefit, the effective tax rate was 33.5% and 34.4% in 2014 and 2013, respectively. The decrease in the effective income tax rate was driven by higher nondeductible legal and other professional services costs related to the Chapter 11 Cases.

Equity in earnings of EFIH's Oncor Holdings unconsolidated subsidiary (net of tax) increased $11 million to $152 million in 2014. The increase in equity earnings of Oncor reflected increased revenue from higher transmission rates, higher average consumption driven by the effects of colder winter weather in the first quarter and growth in points of delivery. These favorable effects were partially offset by higher income taxes reflecting the $11 million favorable tax effect in 2013 due to resolution of certain income tax positions and an increase in non-deductible amortization of regulatory assets, higher depreciation and higher property taxes. See Note 3 to Financial Statements.

Net loss totaled $426 million in 2014 compared to net income of $82 million in 2013. The $508 million change was driven by a decrease in interest income, reorganization items and the reserve against the income tax receivable, partially offset by lower interest expense on pre-petition debt and higher equity in earnings of Oncor Holdings.

FINANCIAL CONDITION

Cash Flows — Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013 — Cash used in operating activities totaled $221 million and $237 million in 2014 and 2013, respectively. The decrease in cash used of $16 million was driven by $49 million in lower cash interest payments, partially offset by higher legal and other professional services costs.

Amortization of debt issuance costs reported in the condensed statements of consolidated cash flows relates to the debt pushed down from EFH Corp. and the debt issued by EFIH, including EFIH's debtor-in-possession financing. Remaining unamortized costs at the Petition Date were reclassified to liabilities subject to compromise (LSTC) and amortization ceased (see Note 7 to the Financial Statements). All amortized debt issuance costs are reported in interest expense and related charges in the condensed statements of consolidated income (loss).

Cash provided by financing activities totaled $1.164 billion in 2014 and cash used in financing activities totaled $478 million in 2013. Cash provided by financing activities in 2014 included $3.564 billion in borrowings under the EFIH DIP Facility, partially offset by $2.312 billion in repayments of EFIH First Lien Notes and $88 million in payments for fees associated with the completion of the EFIH DIP Facility. Cash used in financing activities in 2013 reflected a cash distribution to EFH Corp. of $680 million for the purpose of EFH Corp. repaying the balance of the TCEH Demand Notes (see discussion below of investing cash flows), partially offset by $208 million of interest received on holdings of affiliate debt.

There was no cash used in or provided by investing activities in 2014. Cash provided by investing activities in 2013 totaled $680 million and represented a release of funds from escrow to pay a distribution to EFH Corp. in January 2013. The funds represented a portion of the net proceeds from the issuance of EFIH Notes in 2012 that were placed in escrow at that time.

Subject to certain exceptions under the Bankruptcy Code, the Bankruptcy Filing automatically enjoined, or stayed, the continuation of most pending judicial or administrative proceedings and the filing of other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the date of the Bankruptcy Filing (including with respect to EFIH's pre-petition debt instruments).

The Bankruptcy Court approved final orders in June 2014 authorizing the EFIH DIP Facility (see Note 5 to Financial Statements). The EFIH DIP Facility provides for up to $5.4 billion in senior secured, super-priority financing.

Available Liquidity — At June 30, 2014, available liquidity consisted of cash and cash equivalents totaling $1.185 billion, $1.038 billion of which represents remaining borrowings under the EFIH DIP facility.

EFIH believes that the DIP facility, plus cash distributions received from Oncor Holdings, will be sufficient to fund its anticipated cash requirements through at least the maturity date of the DIP facility. As a result of the Bankruptcy Filing, EFIH does not expect to receive further interest payments on affiliate debt securities it holds.

The EFIH DIP Facility permits, subject to certain terms, conditions and limitations set forth in the EFIH DIP Facility, EFIH to incur incremental junior lien subordinated debt in an aggregate amount not to exceed $3 billion.

Distributions of Earnings from Oncor Holdings — Oncor Holdings' distributions of earnings to EFIH totaled $77 million and $80 million for the six months ended June 30, 2014 and 2013, respectively. On July 31, 2014, EFIH received a distribution from Oncor Holdings totaling $51 million. See Note 3 to Financial Statements for discussion of limitations on amounts Oncor can distribute to its members.

Income Tax Matters — EFH Corp. and its subsidiaries (including EFCH, EFIH and TCEH, but not including Oncor Holdings and Oncor) are parties to a Federal and State Income Tax Allocation Agreement, which provides, among other things, that any corporate member or disregarded entity in the group is required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. EFH Corp., Oncor Holdings, Oncor and Oncor's third-party minority investor are parties to a separate Federal and State Income Tax Allocation Agreement, which governs the computation of federal income tax liability among such parties, and similarly provides, among other things, that each of Oncor Holdings and Oncor will pay EFH Corp. its share of an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return.

Financial Covenants — The Bankruptcy Filing constituted an event of default under the agreements governing the pre-petition debt of EFH Corp. and its subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities. The creditors are, however, stayed from taking any action against the Debtors as a result of such defaults under the Bankruptcy Code.

The EFIH DIP Facility includes a minimum liquidity covenant pursuant to which EFIH cannot allow unrestricted cash (as defined in the EFIH DIP Facility) to be less than $150 million. EFIH is in compliance with this covenant.

Material Cross Default/Acceleration Provisions — Certain of EFIH's financing arrangements contain provisions that result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could or does result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions. The Bankruptcy Filing triggered defaults on EFIH's pre-petition debt obligations, but pursuant to the Bankruptcy Code, the creditors are stayed from taking any actions against the Debtors as a result of such defaults.

Guarantees — See Note 9 to Financial Statements for discussion of guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

See Notes 3 and 9 to Financial Statements regarding VIEs and guarantees, respectively.

COMMITMENTS AND CONTINGENCIES

See Note 9 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after June 30, 2014 that are expected to materially impact EFIH's financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that in the ordinary course of business EFIH may experience a loss in value as a result of changes in market conditions that affect economic factors such as interest rates. All of EFIH's pre-petition debt was subject to fixed interest rates. The principal amounts outstanding under the EFIH First Lien DIP Facility bear interest based on applicable LIBOR rates, subject to a 1% floor, plus 3.25%. EFIH expects LIBOR rates to remain below the 1% interest rate floor specified in its DIP debtor-in-possession financing during the pendency of the Chapter 11 Case.

Except as discussed herein, the information required hereunder is not significantly different from the information set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" included in EFIH's 2013 Form 10-K and is therefore not presented herein.

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

At June 30, 2014, Oncor's exposure to credit risk associated with accounts receivable from nonaffiliate customers totaled $457 million. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $3 million, and includes trade accounts receivable from REPs totaling $317 million, which are almost entirely below investment grade. At June 30, 2014, REP subsidiaries of one nonaffiliated entity collectively represented approximately 13% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure. Oncor views its exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default would have a material effect on cash flows.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Significant Activities and Events and Items Influencing Future Performance – Credit Risk Exposure to EFH Corp. and its Subsidiaries" above for discussion of Oncor's credit risk to accounts receivable from affiliates.

See Note 11 to Financial Statements for discussion of transactions between Oncor and TCEH and EFH Corp.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by EFIH contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including such matters as activities related to EFIH's bankruptcy, financial or operational projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of EFIH's business and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although EFIH believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, "Risk Factors" in EFIH's 2013 Form 10-K, 2014 Form 10-Q for the quarterly period ended March 31, 2014 and this report, and the discussion under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause EFIH's actual results to differ materially from those projected in such forward-looking statements:

•	the termination of the RSA as well as any one or more of the Debtors entering into of any new agreement for alternative restructuring transactions;

•	EFIH's ability to propose a Chapter 11 restructuring plan that will receive the necessary votes from the required creditors and stakeholders and the approval from the Bankruptcy Court;

•
EFIH's ability to obtain the approval of the Bankruptcy Court with respect to the Debtors' motions in the bankruptcy proceedings, including such approvals not being overturned on appeal or being stayed for any extended period of time;

•	the effectiveness of the overall restructuring activities pursuant to the Bankruptcy Filing and any additional strategies EFIH employs to address its liquidity and capital resources;

•	the terms and conditions of any bankruptcy plan that is ultimately approved by the Bankruptcy Court;

•	the significant time and effort required to be spent by EFIH's senior management in dealing with the bankruptcy and restructuring activities rather than focusing exclusively on the business;

•	EFIH's ability to remain in compliance with the requirements of the EFIH DIP facility;

•	EFIH's ability to maintain or obtain sufficient financing sources or to fund any bankruptcy plan and meet future obligations;

•	the actions and decisions of creditors, regulators and other third parties that have an interest in the bankruptcy proceedings that may be inconsistent with EFIH's plans;

•	the length of time that the Debtors will be debtors-in-possession under the Bankruptcy Code;

•	the actions and decisions of regulatory authorities relative to EFIH's bankruptcy plan;

•	restrictions on EFIH's activities due to the terms of its debt agreements, including the EFIH DIP facility, and restrictions imposed by the Bankruptcy Court;

•	EFIH's ability to obtain any required regulatory consent necessary to implement a bankruptcy plan;

•	the outcome of potential litigation regarding whether note holders are entitled to make-whole premiums in connection with the treatment of their claims in bankruptcy;

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

Reference is made to the discussion in Note 9 to Financial Statements regarding legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors discussed in Part I, "Item 1A. Risk Factors" in EFIH's 2013 Form 10-K, as amended, and in Part II, "Item 1A. Risk Factors" in EFIH's Form 10-Q for the period ended March 31, 2014 except for the risk factors discussed more fully below and the information disclosed elsewhere in this Form 10-Q that provides factual updates to risk factors contained in EFIH's 2013 Form 10-K, as amended, and Form 10-Q for the period ended March 31, 2014. The risks described in such reports are not the only risks facing the company.

There is no assurance regarding the outcome of any litigation regarding whether note holders are entitled to makewhole premiums in connection with the treatment of their claims in bankruptcy.

On May 15, 2014, the indenture trustee for the EFIH 10% First Lien Notes initiated litigation in the Bankruptcy Court seeking, among other things, a declaratory judgment that EFIH is obligated to pay a redemption premium in connection with the cash repayment of the EFIH First Lien Notes and that such redemption premium is an allowed secured claim (EFIH First Lien Makewhole Claims). In the EFIH First Lien Makewhole Claim, the amount of such claims is alleged to be equal to approximately $432 million plus reimbursement of expenses. On June 16, 2014, the indenture trustee for the EFIH Second Lien Notes initiated litigation in the Bankruptcy Court seeking similar relief with respect to the EFIH Second Lien Notes, including among other things, that EFIH is obligated to pay a redemption premium in connection with any repayment of the EFIH Second Lien Notes and that such redemption premium would be an allowed secured claim (the EFIH Second Lien Makewhole Claims and, together with the EFIH First Lien Makewhole Claims, the Makewhole Claims). In the EFIH Second Lien Makewhole Claim, as of July 31, 2014, the amount of such claims alleged would have been equal to approximately $675 million plus reimbursement of expenses. The EFIH Debtors expect to seek to obtain entry of orders from the Bankruptcy Court disallowing each of the Makewhole Claims.

In addition, creditors may make additional claims in the Chapter 11 Cases for redemption premiums in connection with repayments or settlement of other pre-petition debt. There can be no assurance regarding the outcome of this litigation or the Bankruptcy Court's determination regarding the validity or the amounts payable in respect of each of the Makewhole Claims or other claims for redemption premiums.

Due to the termination of the RSA, the Debtors are now subject to a bankruptcy proceeding which, without the contractual support of key creditors, could ultimately result in a more lengthy, costly and contentious Chapter 11 Case.

As a result of the termination of the RSA, the Debtors are now subject to a bankruptcy proceeding, which could be more lengthy, costly and contentious, and have a more pronounced adverse effect on the Debtors' business than the pre-arranged plan contemplated by the RSA. Such bankruptcy proceeding could involve contested issues with multiple stakeholders.

The uncertainty surrounding a prolonged restructuring could also have other adverse effects on the Debtors. For example, it could also adversely affect:

•	their ability to raise additional capital;

•	their liquidity;

•	how their business is viewed by regulators, investors, lenders, credit ratings agencies and other stakeholders, and

•	their enterprise value.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(3(i))	Articles of Incorporation

3(a)	333-153529 Form S-4 (filed September 17, 2008)	3(c)	—	Certificate of Formation of Energy Future Intermediate Holding Company LLC, as amended

(3(ii))	By-laws

3(b)	1-34544 Form 10-K (filed February 21, 2012)	3(b)	—	Second Amended and Restated Limited Liability Company Agreement of Energy Future Intermediate Holding Company LLC

(10)	Material Contracts

Credit Agreements and Related Agreements

10(a)	1-12833 Form 8-K (filed May 13, 2014)	99.1	—	First Amendment to the Restructuring Support and Lock-Up Agreement dated May 7, 2014, among EFH Corp. and the parties thereto.

10(b)	1-12833 Form 8-K (filed May 27, 2014)	99.2	—	Second Amendment to the Restructuring Support and Lock-Up Agreement dated May 16, 2014, among the Reorganizing Entities and the other parties thereto.

10(c)	1-12833 Form 8-K (filed June 25, 2014)	10(a)	—
Senior Secured Superpriority Debtor-In-Possession Credit Agreement, dated as of June 19, 2014, among the EFIH Debtors, the lenders party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, Citibank, N.A., Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Syndication Agents, Barclays Bank PLC, Royal Bank of Canada and Union Bank, N.A., as Co-Documentation Agents, Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., Barclays Bank PLC, RBC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, and Loop Capital Markets, LLC and Williams Capital Group, LLC, as Co-Managers.

10(d)	1-12833 Form 8-K (filed June 25, 2014)	10(b)	—	Pledge Agreement, dated as of June 19, 2014, by and among the EFIH Debtors and Deutsche Bank AG New York Branch, as collateral agent.

10(e)	1-12833 Form 8-K (filed June 25, 2014)	10(c)	—	Security Agreement, dated as of June 19, 2014, by and among the EFIH Debtors and Deutsche Bank AG New York Branch, as collateral agent.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

Exhibits	Previously Filed With File Number*	As Exhibit

32(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income - Twelve Months Ended March 31, 2014.

XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
____________

*	Incorporated herein by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

By:	/s/ STANLEY J. SZLAUDERBACH
Name:	Stanley J. Szlauderbach
Title:	Senior Vice President and Controller (Principal Accounting Officer)

Date: August 1, 2014