Form 10-Q
period 2014-09-30
Energy Future Intermediate Holding CO LLC
filed 2014-11-04
CIK 1445146

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

At November 4, 2014, the outstanding membership interest in Energy Future Intermediate Holding Company LLC was directly held by Energy Future Holdings Corp.

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

Bankruptcy Filing
Voluntary petitions for relief under Chapter 11 of the US Bankruptcy Code (Bankruptcy Code) in the US Bankruptcy Court for the District of Delaware (Bankruptcy Court) filed on April 29, 2014 by the Debtors

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

EFIH First Lien Notes
Refers, collectively, to EFIH's and EFIH Finance's $503 million principal amount of 6.875% Senior Secured First Lien Notes and $3.482 billion principal amount of 10.000% Senior Secured First Lien Notes.

EFIH Second Lien Notes	Refers, collectively, to EFIH's and EFIH Finance's $406 million principal amount of 11% Senior Secured Second Lien Notes and $1.75 billion principal amount of 11.75% Senior Secured Second Lien Notes.

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

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

TCEH DIP Facility	TCEH's $3.375 billion debtor-in-possession financing facility approved by the Bankruptcy Court in June 2014 (see Note 5 to Financial Statements)

Texas Holdings	Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group, that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities

TXU Energy
TXU Energy Retail Company LLC, a direct, wholly owned subsidiary of TCEH that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers

US	United States of America

VIE	variable interest entity

iii

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions of dollars)
Selling, general and administrative expenses	$(2)	$(5)	$(21)	$(5)
Other deductions (Note 4)	(12)	—	(211)	—
Interest income — affiliates (Note 10)	—	—	—	284
Interest expense and related charges (Note 8)	(58)	(191)	(381)	(566)
Reorganization items (Note 6)	(7)	—	(235)	—
Loss before income taxes and equity in earnings of unconsolidated subsidiary	(79)	(196)	(848)	(287)
Income tax benefit	25	68	215	100
Equity in earnings of unconsolidated subsidiary (net of tax) (Note 3)	123	114	276	255
Net income (loss)	$69	$(14)	$(357)	$68

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions of dollars)
Net income (loss)	$69	$(14)	$(357)	$68
Other comprehensive income (loss) — net of tax effects:
Reclassification to interest income of mark-to-market valuations of holdings of affiliate debt (net of tax expense of $—, $—, $— and $99) (Note 10)	—	—	—	(185)
Net effects related to Oncor — reported in equity in earnings of unconsolidated subsidiaries (net of tax benefit of $— in all periods)	(1)	1	—	1
Total other comprehensive income (loss)	(1)	1	—	(184)
Comprehensive income (loss)	$68	$(13)	$(357)	$(116)

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(millions of dollars)
Cash flows — operating activities:
Net income (loss)	$(357)	$68
Adjustments to reconcile net income to cash used in operating activities:
Equity in earnings of unconsolidated subsidiary	(276)	(255)
Distributions of earnings from unconsolidated subsidiary	128	148
Deferred income taxes, net	(20)	(96)
Fees paid for EFIH DIP Facility (Notes 5 and 6) (reported as financing activities)	93	—
Interest expense related to pushed-down debt of parent (Notes 7 and 8)	1	5
Interest expense on toggle notes payable in additional principal (Notes 7 and 8)	65	130
Reserve recorded for income tax receivable from EFH Corp. (Note 4)	211	—
Loss on exchange and settlement of EFIH First Lien Notes (Notes 5 and 6)	108	—
Amortization of debt related balances (Note 8)	(17)	(39)
Mark-to-market gain reclassified from accumulated other comprehensive income (Note 10)	—	(284)
Changes in operating assets and liabilities:
Income taxes receivable from/payable to EFH Corp. (Note 11)	—	(6)
Accrued interest	15	38
Other changes in operating assets and liabilities	(188)	(6)
Cash used in operating activities	(237)	(297)
Cash flows — financing activities:
Proceeds from EFIH DIP Facility before fees paid (Notes 5 and 6)	3,564	—
Fees paid for EFIH DIP Facility (Note 5)	(93)	—
Repayments/repurchases of debt (Note 5)	(2,312)	—
Interest received on holdings of affiliate debt (Note 10)	—	208
Distributions to EFH Corp. (Note 10)	—	(680)
Debt exchange and issuance costs, premiums and discounts	—	(6)
Cash provided by (used in) financing activities	1,159	(478)
Cash flows — investing activities:
Restricted cash related to debt issuance	—	680
Cash provided by investing activities	—	680
Net change in cash and cash equivalents	922	(95)
Cash and cash equivalents — beginning balance	242	424
Cash and cash equivalents — ending balance	$1,164	$329

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS	(millions of dollars)
Current assets:
Cash and cash equivalents	$1,164	$242
Other current assets	3	2
Total current assets	1,167	244
Investment in Oncor Holdings (Note 3)	6,098	5,950
Other noncurrent assets	—	58
Total assets	$7,265	$6,252
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Trade accounts and other payables to affiliates	$2	$10
Notes, loans and other debt (Note 7)	—	7,877
Accumulated deferred income taxes	26	26
Accrued interest	1	137
Other current liabilities	11	—
Total current liabilities	40	8,050
Borrowings under debtor-in-possession credit facilities (Note 5)	5,400	—
Liabilities subject to compromise (Note 7)	3,984	—
Accumulated deferred income taxes	4	24
Total liabilities	9,428	8,074
Commitments and Contingencies (Note 9)
Membership interests (Note 10):
Capital account	(1,489)	(1,148)
Affiliate debt held by EFIH (Note 10)	(635)	(635)
Accumulated other comprehensive income (loss)	(39)	(39)
Total membership interests	(2,163)	(1,822)
Total liabilities and membership interests	$7,265	$6,252

See Notes to Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References in this report to "the company" are to EFIH and/or its direct and indirect subsidiaries, as apparent in the context. See "Glossary" for defined terms.

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

Bankruptcy Filing

As discussed further in Note 2, on April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, (the Debtors), filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). See Note 5 for discussion of debtor-in-possession financing.

Basis of Presentation, Including Application of Bankruptcy Accounting

The condensed consolidated financial statements have been prepared as if EFIH is a going concern and reflect the application of ASC 852-10, Reorganizations. During the pendency of the Bankruptcy Filing, the Debtors will operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. ASC 852-10 applies to entities that have filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code. The guidance requires that transactions and events directly associated with the reorganization be distinguished from the ongoing operations of the business. In addition, the guidance provides for changes in the accounting and presentation of liabilities, as well as expenses and income directly associated with the Chapter 11 Cases. See Notes 6 and 7 for discussion of these accounting and reporting changes.

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

Changes in Accounting Standards

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements - Going Concern. ASU 2014-15 is effective for annual reporting periods (including interim periods within those periods) ending after December 15, 2016. Early application is permitted. The amendments in ASU 2014-15 create a new ASC Sub-topic 205-40, Presentation of Financial Statements - Going Concern and requires management to assess for each annual and interim reporting period if conditions exist that raise substantial doubt about an entity’s ability to continue as a going concern. The rule requires various disclosures depending on the facts and circumstances surrounding an entity's ability to continue as a going concern. EFIH is in the process of assessing the effects of the application of the new guidance on its financial statements.

2.	BANKRUPTCY FILING

On the Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. During the pendency of the Bankruptcy Filing (Chapter 11 Cases), the Debtors will operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

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

On July 24, 2014, pursuant to the RSA, each of EFH Corp., EFIH, EFCH, TCEH, EFIH Finance, Inc. and TCEH Finance, Inc. provided a notice of termination of the RSA in accordance with its terms to the Consenting Parties. The RSA termination became effective on July 31, 2014.

In cooperation with various stakeholders, the Debtors are focused on formulating and implementing an effective and efficient plan of reorganization for each of the Debtors under Chapter 11 of the Bankruptcy Code that maximizes enterprise value.

Proposed Sale of Economic Interest in Oncor

In September 2014, with input and support from several key stakeholders, the Debtors filed a motion with the Bankruptcy Court seeking the entry of an order approving bidding procedures with respect to the potential sale of EFH Corp.'s/EFIH's economic interest in Oncor. During October 2014, the bankruptcy court held hearings regarding the motion. On November 3, 2014, the Bankruptcy Court conditionally approved the motion. In conditionally approving the motion, the Bankruptcy Court required that, among other things, the Debtors modify the proposed bidding procedures and order to (a) allow up to five advisors for each of the official unsecured creditor committees at TCEH and EFH Corp./EFIH to access information regarding the bidding process on terms to be negotiated with these advisors, (b) allow additional time for bidders to evaluate potential transactions and submit bids and (c) prohibit material modifications to the bid procedures without the consent of the committees or further order of the Bankruptcy Court. In addition, the Bankruptcy Court required that prior to a modified order becoming effective, the respective boards of directors of EFH Corp., EFCH, TCEH and EFIH must vote to approve the proposed modified bidding procedures (along with an affirmative vote of the respective disinterested directors at EFIH and TCEH). The Debtors intend to continue to work closely with each of their respective stakeholders to formulate a bidding process that will maximize enterprise value for each of the Debtors.

Tax Matters

In June 2014, EFH Corp. filed a request with the IRS for a private letter ruling (Private Letter Ruling) that, among other things, will provide (a) that (i) the transfer by TCEH of all of its assets and its ordinary course operating liabilities to reorganized TCEH consummated through a tax-free spin (in accordance with the Private Letter Ruling) in connection with TCEH's emergence from bankruptcy (Reorganized TCEH), (ii) the transfer by the Debtors to Reorganized TCEH of certain operating assets and liabilities that are reasonably necessary to the operation of Reorganized TCEH and (iii) the distribution by TCEH of (A) the equity it holds in Reorganized TCEH and (B) the cash proceeds TCEH receives from Reorganized TCEH to the holders of TCEH first lien claims, will qualify as a "reorganization" within the meaning of Sections 368(a)(1)(G), 355 and 356 of the Code and (b) for certain other rulings under Sections 368(a)(1)(G) and 355 of the Code. The Debtors intend to continue to pursue the Private Letter Ruling in connection with any Chapter 11 plan of reorganization that is ultimately proposed. In October 2014, the Debtors filed a memorandum with the Bankruptcy Court that described tax related matters regarding restructuring alternatives.

Operation and Implications of the Chapter 11 Cases

The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Debtors' ability to continue as a going concern is contingent upon their ability to comply with the financial and other covenants contained in the debtor-in-possession financing (DIP Facilities, described in Note 5), the Bankruptcy Court's approval of the Chapter 11 plan of reorganization ultimately proposed by the Debtors and their ability to successfully implement such Chapter 11 plan and obtain new financing, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facilities), for amounts other than those reflected in the accompanying consolidated financial statements.

In general, the Debtors have received final bankruptcy court orders with respect to "first day motions" and other "operating motions" that allow the Debtors to operate their businesses in the ordinary course, including, among others, providing for the payment of certain pre-petition employee and retiree expenses and benefits, the use of the Debtors' existing cash management system, the continuation of customer contracts and programs at its retail electricity operations, the payment of certain pre-petition amounts to certain critical vendors, the ability to perform under certain pre-petition hedging and trading arrangements and the ability to pay certain pre-petition taxes and regulatory fees. In addition, the Bankruptcy Court has issued orders approving the DIP Facilities discussed in Note 5.

Pre-Petition Claims

Holders of pre-petition claims will be required to file proofs of claims by the "bar date" established by the Bankruptcy Court. A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases. In August 2014, the Bankruptcy Court established a bar date of October 27, 2014 for most claims. The Debtors have received numerous proofs of claim since the Petition Date. The Debtors are early in the process of reconciling those claims to the amounts listed in its schedules of assets and liabilities. The Debtors may ask the Bankruptcy Court to disallow claims that it believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. Given the substantial number of claims filed, the claims resolution process will take considerable time to complete. Differences between liability amounts recorded by the company as liabilities subject to compromise and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. Differences between those final allowed claims and the liabilities recorded in the condensed consolidated balance sheet will be recognized as reorganization items in the Debtors' condensed statement of consolidated income (loss) as they are resolved. The determination of how liabilities will ultimately be resolved cannot be made until the Bankruptcy Court approves a plan of reorganization or approves orders related to settlement of specific liabilities. Accordingly, the ultimate amount or resolution of such liabilities is not determinable at this time. The resolution of such claims could result in material adjustments to the company's financial statements.

3.	INVESTMENT IN ONCOR HOLDINGS

EFIH has a wholly owned subsidiary, Oncor Holdings, which holds an approximate 80% equity interest in Oncor. Oncor Holdings is considered a variable interest entity (VIE). A VIE is an entity with which EFIH has a relationship or arrangement that indicates some level of control over the entity or results in economic risks to it. Accounting standards require consolidation of a VIE if EFIH has (a) the power to direct the significant activities of the VIE and (b) the right or obligation to absorb profit and loss from the VIE (i.e., EFIH is the primary beneficiary of the VIE). In determining the appropriateness of consolidation of a VIE, EFIH evaluates its purpose, governance structure, decision making processes and risks that are passed on to its interest holders. EFIH also examines the nature of any related party relationships among the interest holders of the VIE and the nature of any special rights granted to the interest holders of the VIE.

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

The carrying value of EFIH's variable interest in Oncor Holdings totaled $6.098 billion and $5.950 billion at September 30, 2014 and December 31, 2013, respectively, and is reported as investment in Oncor Holdings in EFIH's condensed consolidated balance sheets. EFIH's maximum exposure to loss from this investment does not exceed its carrying value.

See Note 11 for discussion of Oncor Holdings' and Oncor's transactions with EFH Corp. and its other subsidiaries.

Distributions from Oncor Holdings and Related Considerations — Oncor Holdings' distributions of earnings to EFIH totaled $128 million and $148 million for the nine months ended September 30, 2014 and 2013, respectively. Distributions may not be paid except to the extent Oncor maintains a required regulatory capital structure as discussed below. At September 30, 2014, $193 million was eligible to be distributed to Oncor's members after taking into account the regulatory capital structure limit, of which approximately 80% relates to EFIH's ownership interest in Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the applicable board determines in good faith that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings.

Oncor's distributions are limited by its regulatory capital structure, which is required to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At September 30, 2014, Oncor's regulatory capitalization ratio was 58.7% debt and 41.3% equity. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes bonds issued by Oncor Electric Delivery Transition Bond Company LLC, which were issued in 2003 and 2004 to recover specific generation-related regulatory assets and other qualified costs. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).

As a result of the Bankruptcy Filing, Oncor had credit risk exposure to trade accounts receivable from subsidiaries of TCEH, which related to delivery services provided by Oncor to TCEH's retail electricity operations. At the Petition Date, these accounts receivable totaled $109 million. In June 2014, the Bankruptcy Court authorized the Debtors to pay all pre-petition delivery charges due Oncor, and such amounts were paid in full.

Oncor Holdings Financial Statements — Condensed statements of consolidated income of Oncor Holdings and its subsidiaries for the three and nine months ended September 30, 2014 and 2013 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenues	$1,054	$966	$2,883	$2,640
Operation and maintenance expenses	(376)	(315)	(1,074)	(919)
Depreciation and amortization	(218)	(207)	(638)	(608)
Taxes other than income taxes	(115)	(112)	(330)	(315)
Other income	3	4	10	14
Other deductions	(4)	(2)	(11)	(11)
Interest income	1	—	3	2
Interest expense and related charges	(89)	(94)	(266)	(283)
Income before income taxes	256	240	577	520
Income tax expense	(101)	(97)	(230)	(199)
Net income	155	143	347	321
Net income attributable to noncontrolling interests	(32)	(29)	(71)	(66)
Net income attributable to Oncor Holdings	$123	$114	$276	$255

Assets and liabilities of Oncor Holdings at September 30, 2014 and December 31, 2013 are presented below:

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$17	$28
Restricted cash	67	52
Trade accounts receivable — net	469	385
Trade accounts and other receivables from affiliates	152	135
Income taxes receivable from EFH Corp.	—	16
Inventories	76	65
Accumulated deferred income taxes	11	32
Prepayments and other current assets	89	82
Total current assets	881	795
Restricted cash	16	16
Other investments	96	91
Property, plant and equipment — net	12,270	11,902
Goodwill	4,064	4,064
Regulatory assets — net	1,111	1,324
Other noncurrent assets	69	71
Total assets	$18,507	$18,263
LIABILITIES
Current liabilities:
Short-term borrowings	$720	$745
Long-term debt due currently	636	131
Trade accounts payable — nonaffiliates	133	178
Income taxes payable to EFH Corp.	56	23
Accrued taxes other than income	145	169
Accrued interest	65	95
Other current liabilities	150	135
Total current liabilities	1,905	1,476
Accumulated deferred income taxes	1,839	1,905
Long-term debt, less amounts due currently	5,041	5,381
Other noncurrent liabilities and deferred credits	1,837	1,822
Total liabilities	$10,622	$10,584

4.	OTHER DEDUCTIONS

EFIH has income tax receivables from EFH Corp. that arose under the Federal and State Income Tax Allocation Agreement. In consideration of the Bankruptcy Filing, EFIH fully reserved the income tax receivables because of the significant uncertainty regarding their ultimate settlement, resulting in charges of $12 million and $211 million in the three and nine months ended September 30, 2014, respectively.

Further, at December 31, 2013, EFIH had an income tax receivable from EFH Corp. totaling $110 million. In the fourth quarter 2013, EFIH fully reserved the income tax receivable because of the significant uncertainty regarding its ultimate settlement.

5.	DEBTOR-IN-POSSESSION BORROWING FACILITIES

EFIH DIP Facility and EFIH First Lien Notes Settlement — The EFIH DIP Facility provides for a $5.4 billion first-lien debtor-in-possession financing facility, all of which was utilized as of September 30, 2014 as follows:

•
$1.836 billion of loans issued under the facility were issued as an exchange to holders of $1.673 billion principal amount of EFIH First Lien Notes plus accrued and unpaid interest totaling $78 million. Holders of substantially all of the principal amount exchanged received as payment in full a principal amount of loans under the EFIH DIP Facility equal to 105% of the principal amount of the notes held plus 101% of the accrued and unpaid interest at the non-default rate on such principal;

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

The principal amounts outstanding under the EFIH DIP Facility bear interest based on applicable LIBOR rates, subject to a 1% floor, plus 3.25%. At September 30, 2014, outstanding borrowings under the EFIH DIP Facility totaled $5.4 billion at an annual interest rate of 4.25%. The timing of interest payments on the EFIH DIP Facility is flexible and can be paid on a one week or a one, two, three or six month basis or as otherwise agreed upon with the relevant lenders. The EFIH DIP Facility is a non-amortizing loan that may, subject to certain limitations, be voluntarily prepaid by the EFIH Debtors, in whole or in part, without any premium or penalty.

The EFIH DIP Facility will mature on the earlier of (a) the effective date of any reorganization plan, (b) upon the sale of substantially all of EFIH's assets or (c) June 2016. The maturity date may be extended to no later than December 2016 subject to the satisfaction of certain conditions, including the payment of a 25 basis point extension fee, a requirement that an acceptable plan of reorganization has been filed on or prior to such extension and the availability of certain metrics of liquidity applicable to EFIH and EFIH Finance.

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

	Three Months Ended September 30, 2014	Post-Petition Period Through September 30, 2014
Loss on exchange and settlement of EFIH First Lien Notes (Note 5)	$—	$108
Fees associated with completion of EFIH DIP Facility	—	93
Expenses related to legal advisory and representation services	5	22
Expenses related to other professional consulting and advisory services	2	12
Total reorganization items	$7	$235

7.	LIABILITIES SUBJECT TO COMPROMISE

The amounts classified as liabilities subject to compromise (LSTC) reflect the company's estimate of pre-petition liabilities to be addressed in the Chapter 11 Cases and may be subject to future adjustment as the Chapter 11 Cases proceed. Debt amounts include related unamortized deferred financing costs, discounts or premiums. Amounts classified to LSTC do not include pre-petition liabilities that are fully secured by letters of credit or cash deposits. The following table presents LSTC as reported in the condensed consolidated balance sheets at September 30, 2014:

September 30, 2014
Notes, loans and other debt per the following table	$3,843
Accrued interest on notes, loans and other debt	137
Advances and other payables to affiliates	4
Total liabilities subject to compromise	$3,984

Pre-Petition Notes, Loans and Other Debt Reported as Liabilities Subject to Compromise

All amounts of pre-petition notes, loans and other debt reported as liabilities subject to compromise represent principal amounts.

	September 30, 2014	December 31, 2013
Debt issued by EFIH:
6.875% Fixed Senior Secured First Lien Notes due August 15, 2017 (a)	$—	$503
10% Fixed Senior Secured First Lien Notes due December 1, 2020 (a)	—	3,482
11% Fixed Senior Secured Second Lien Notes due October 1, 2021	406	406
11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022	1,750	1,750
11.25%/12.25% Senior Toggle Notes due December 1, 2018	1,566	1,566
9.75% Fixed Senior Notes due October 15, 2019	2	2
Unamortized premium	243	284
Unamortized discount	(121)	(146)
Total debt issued by EFIH	3,846	7,847
Pushed down pre-petition debt (b):
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017	17	17
11.25%/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017	13	13
Total pushed down debt	30	30
Deferred debt issuance and extension costs (c)	(33)	—
Total debt	$3,843	$7,877
________________

(a)	The EFIH First Lien Notes were exchanged or settled in June 2014 (see Note 5).

(b)	Represents 50% of the amount of these EFH Corp. securities guaranteed by EFIH and pushed down per the discussion below under "Guarantees and Push Down of EFH Corp. Pre-Petition Debt."

(c)	Deferred debt issuance and extension costs were reported in other noncurrent assets at December 31, 2013.

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

Pre-petition debt guaranteed and subject to push down at September 30, 2014 totals $60 million and consists of $33 million principal amount of EFH Corp. 10.875% Notes and $27 million principal amount of EFH Corp. Toggle Notes. The amount reflected in EFIH's condensed consolidated balances sheets as pushed down pre-petition debt ($30 million at both September 30, 2014 and December 31, 2013, as shown in the debt table above) represents 50% of the principal amount of the EFH Corp. Merger-related debt guaranteed. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., EFIH records the settlement of such amounts as noncash capital contributions from EFH Corp.

There were no payments of interest by EFH Corp. on pre-petition debt pushed down for the nine months ended September 30, 2014. EFH Corp. payments of interest on debt pushed down totaled $21 million for the nine months ended September 30, 2013.

Information Regarding Significant Pre-Petition Debt

The EFIH pre-petition debt described below is junior in right of priority and payment to the EFIH DIP Facility.

EFIH 6.875% Senior Secured First Lien Notes — There were no principal amounts of the EFIH 6.875% Notes outstanding at September 30, 2014 as the notes were exchanged or settled in June 2014 as discussed in Note 5. These notes bore interest at a fixed rate of 6.875% per annum. The EFIH 6.875% Notes were secured on a first-priority basis by EFIH's pledge of its 100% ownership of the membership interests in Oncor Holdings (the EFIH Collateral) on an equal and ratable basis with the EFIH 10% Notes (discussed below).

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

EFIH 10% Senior Secured First Lien Notes — There were no principal amounts of the EFIH 10% Notes outstanding at September 30, 2014 as the notes were exchanged or settled in June 2014 as discussed in Note 5. The notes bore interest at a fixed rate of 10% per annum. The notes were secured by the EFIH Collateral on an equal and ratable basis with the EFIH 6.875% Notes.

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

EFIH 11% Senior Secured Second Lien Notes — The principal amount of the EFIH 11% Notes totals $406 million, with interest at a fixed rate of 11% per annum. The EFIH 11% Notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11.75% Notes.

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

EFIH 11.75% Senior Secured Second Lien Notes — The principal amount of the EFIH 11.75% Notes totals $1.750 billion, with interest at a fixed rate of 11.75% per annum. The EFIH 11.75% Notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11% Notes. The EFIH 11.75% Notes have substantially the same covenants as the EFIH 11% Notes, and the holders of the EFIH 11.75% Notes will generally vote as a single class with the holders of the EFIH 11% Notes.

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

EFIH 11.25%/12.25% Senior Toggle Notes — The principal amount of the EFIH Toggle Notes totals $1.566 billion, with interest at a fixed rate of 11.25% per annum for cash interest and 12.25% per annum for PIK Interest . The terms of the Toggle Notes include an election by EFIH, for any interest period until June 1, 2016, to pay interest on the Toggle Notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new EFIH Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. EFIH made its pre-petition interest payments on the EFIH Toggle Notes by using the PIK feature of those notes.

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

Material Cross Default/Acceleration Provisions — Certain of EFIH's financing arrangements contain provisions that result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could or does result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions. The Bankruptcy Filing triggered defaults on EFIH's debt obligations, but pursuant to the Bankruptcy Code, creditors are stayed from taking any actions against the Debtors as a result of such defaults.

8.	INTEREST EXPENSE AND RELATED CHARGES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest paid/accrued on debtor-in-possession financing	$58	$—	$66	$—
Interest paid/accrued on pre-petition debt	—	160	266	470
Interest expense related to pushed down debt	—	1	1	5
Interest expense on pre-petition toggle notes payable in additional principal (Note 7)	—	45	65	130
Amortization of debt exchange premiums	—	(20)	(24)	(62)
Amortization of debt exchange discounts and issuance costs	—	5	7	23
Total interest expense and related charges	$58	$191	$381	$566

Interest expense for the three and nine months ended September 30, 2014 reflects interest paid and accrued on debtor-in-possession financing (see Note 5).

The Bankruptcy Code generally restricts payment of interest on pre-petition debt, subject to certain exceptions. However, the Bankruptcy Court ordered the payment of post-petition interest payments on EFIH First Lien Notes in connection with the settlement discussed in Note 5. Other than these amounts ordered by the Bankruptcy Court, effective April 29, 2014, EFIH discontinued recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise (LSTC). Interest expense as calculated under the contractual terms of EFIH's debt, all of which is subject to compromise, would have totaled $248 million for the post-petition period through September 30, 2014. This amount exceeded actual interest expense recorded, which represented $54 million in interest since the Bankruptcy Filing, by $194 million.

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

Makewhole Claims — In May 2014, the indenture trustee for the EFIH 10% First Lien Notes initiated litigation in the Bankruptcy Court seeking, among other things, a declaratory judgment that EFIH is obligated to pay a redemption premium in connection with the cash repayment of the EFIH First Lien Notes as discussed in Note 5 and that such redemption premium is an allowed secured claim (EFIH First Lien Makewhole Claims). In the EFIH First Lien Makewhole Claims, the amount of such claims is alleged to be equal to approximately $432 million plus reimbursement of expenses. In June 2014, the indenture trustee for the EFIH Second Lien Notes initiated litigation in the Bankruptcy Court seeking similar relief with respect to the EFIH Second Lien Notes, including among other things, that EFIH is obligated to pay a redemption premium in connection with any repayment of the EFIH Second Lien Notes and that such redemption premium would be an allowed secured claim (the EFIH Second Lien Makewhole Claims and, together with the EFIH First Lien Makewhole Claims, the Makewhole Claims). In the EFIH Second Lien Makewhole Claims, as of September 30, 2014, the amount of such claims alleged would have been equal to approximately $652 million plus reimbursement of expenses. The EFIH Debtors expect to seek to obtain entry of orders from the Bankruptcy Court disallowing each of the Makewhole Claims provided the EFIH Debtors expect they will be required to pay accrued interest on the EFIH Second Lien Notes upon repayment of those notes.

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

Cash Distributions

No cash distributions were made in the nine months ended September 30, 2014. In January 2013, EFIH's board of directors declared, and EFIH paid, a cash distribution to EFH Corp. of $680 million, which was used by EFH Corp. to settle the TCEH Demand Notes (see Note 11).

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

Affiliate Debt Held by EFIH

As a result of debt exchanges in 2009 through 2013, EFIH holds debt securities of EFH Corp. and TCEH. In December 2012, management determined that some or all of these securities may be returned as dividends to EFH Corp.; accordingly, the balances were reclassified at that time from investment in debt of affiliates and reported as a reduction of membership interests. Interest received reduces the carrying value of the securities and thus increases membership interests. There was no interest received in the nine months ended September 30, 2014. Interest received for the nine months ended September 30, 2013 totaled $208 million after-tax and represented accrued interest on notes distributed to EFH Corp. in the first quarter 2013. As a result of the Bankruptcy Filing, EFIH does not expect to receive further interest payments on affiliate debt securities it holds.

In the first quarter 2013, EFIH distributed to EFH Corp. $6.360 billion principal amount of EFH Corp. debt held. As a result of this distribution, EFIH reclassified to interest income $284 million (pretax) of mark-to-market gains previously reported in accumulated other comprehensive income.

The principal amounts, coupon rates, maturities and carrying value of debt of affiliates held at both September 30, 2014 and December 31, 2013 are as follows:

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

Membership Interests

The following table presents the changes (all after tax) to membership interests for the nine months ended September 30, 2014:

	Capital Accounts	Affiliate Debt Held by EFIH	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2013	$(1,148)	$(635)	$(39)	$(1,822)
Net income	(357)	—	—	(357)
Effect of debt push-down from EFH Corp.	16	—	—	16
Balance at September 30, 2014	$(1,489)	$(635)	$(39)	$(2,163)

The following table presents the changes to membership interests for the nine months ended September 30, 2013:

	Capital Accounts	Affiliate Debt Held by EFIH	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2012	$5,049	$(5,388)	$160	$(179)
Net income	68	—	—	68
Cash distributions to EFH Corp.	(680)	—	—	(680)
Push-down of deferred net loss on debt exchanges, net of tax	13	—	—	13
Effect of debt push-down from EFH Corp. (a)	437	—	—	437
Distribution to EFH Corp. of debt held as investment	(5,778)	—	—	(5,778)
EFH Corp. debt distributed to EFH Corp. ($5.125 billion principal amount)	—	4,524	—	4,524
Net effects related to Oncor	—	—	1	1
Net affiliate debt received in debt exchanges ($31 million principal amount)	—	(23)	—	(23)
Interest received on holdings of affiliate debt	—	208	—	208
Income tax on interest received on holdings of affiliate debt	(73)	—	—	(73)
Recognition in interest income of mark-to-market valuations of investments in affiliate debt upon distribution to EFH Corp.	—	—	(185)	(185)
Other	—	(1)	—	(1)
Balance at September 30, 2013	$(964)	$(680)	$(24)	$(1,668)
________________

(a)	Represents the effect of a reduction of $420 million of debt pushed down from EFH Corp and related interest and income tax effects.

Accumulated Other Comprehensive Income (Loss)

There were no material changes to accumulated other comprehensive income (loss) in the nine months ended September 30, 2014.

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

•
EFH Corp. allocates expense to EFIH for management fees owed by EFH Corp. to the Sponsor Group. This expense, which is reported in SG&A expenses, totaled zero and $3 million for the three and nine months ended September 30, 2014, respectively. There was no allocation of fees to EFIH for the three and nine months ended September 30, 2013. Beginning with the quarterly management fee due December 31, 2013, the Sponsor Group, while reserving the right to receive the fees, directed EFH Corp. to suspend payments of the management fees for an indefinite period. Accordingly, EFIH did not reimburse EFH Corp. for the allocated management fees. Effective with the Petition Date, EFH Corp. suspended allocations of such fees to EFIH. Fees accrued as of the Petition Date have been reclassified to liabilities subject to compromise (LSTC).

In addition to amounts paid directly by EFIH, a subsidiary of EFH Corp. allocates costs to EFIH for legal and other consulting services associated with EFIH's debt restructuring activities, and EFIH reimburses the subsidiary for the allocated costs on a monthly basis. The allocated expense, which is reported in SG&A expenses, totaled zero and $4 million for the three and nine months ended September 30, 2014, respectively. There was no allocation of legal and other consulting services costs to EFIH for the three and nine months ended September 30, 2013.

A subsidiary of EFH Corp. bills EFIH for administrative services at cost, and EFIH reimburses the subsidiary for the allocated costs on a monthly basis. This expense, which is reported in SG&A expenses, totaled $2 million and $3 million for the three and nine months ended September 30, 2014, respectively. There was no allocation of administrative service costs to EFIH for the three and nine months ended September 30, 2013.

•
EFH Corp. files consolidated federal income tax and Texas state margin tax returns, and under a Federal and State Income Tax Allocation Agreement, allocates income taxes to EFIH substantially as if it were filing its own corporate income tax returns. At September 30, 2014 and December 31, 2013, EFIH had current income tax receivables from EFH Corp. totaling $211 million and $110 million, respectively, both of which were fully reserved (see Note 4). EFIH made no income tax payments to EFH Corp. for the nine months ended September 30, 2014. EFIH's income tax payments to EFH Corp. totaled $3 million for the nine months ended September 30, 2013. See discussion below in this note regarding allocation of income tax liabilities to Oncor Holdings and Oncor.

•
At December 31, 2012, EFH Corp. had demand notes payable (TCEH Demand Notes) to TCEH totaling $698 million arising from borrowings used to fund EFH Corp. debt principal and interest payments and net borrowings for general corporate purposes. EFIH was a guarantor of these demand notes. EFH Corp. settled the balance of the TCEH Demand Notes in January 2013 using the cash distribution from EFIH discussed in Note 10.

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

Significant related-party transactions between Oncor Holdings (including its consolidated subsidiary Oncor) and EFH Corp., other affiliates of EFH Corp. and the Sponsor Group are as follows:

•
Oncor receives payments from subsidiaries of TCEH for services it provides, principally the delivery of electricity. Revenues recorded by Oncor for these services totaled $281 million and $273 million for the three months ended September 30, 2014 and 2013, respectively, and $746 million and $728 million for the nine months ended September 30, 2014 and 2013, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. These revenues from subsidiaries of TCEH represented 26% and 28% of Oncor Holdings' operating revenues for the nine months ended September 30, 2014 and 2013, respectively. Oncor Holdings' condensed consolidated balance sheets at September 30, 2014 and December 31, 2013 reflect receivables from affiliates totaling $152 million and $135 million, respectively, consisting almost entirely of trade receivables from subsidiaries of TCEH related to these electricity delivery fees.

•
Oncor pays EFH Corp. subsidiaries for financial and other administrative services and shared facilities at cost. Such amounts increased Oncor's reported operation and maintenance expense by $8 million for both the three months ended September 30, 2014 and 2013 and $23 million and $24 million for the nine months ended September 30, 2014 and 2013, respectively.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH's condensed consolidated balance sheets) is funded by a delivery fee surcharge collected from REPs by Oncor, as collection agent, and remitted monthly to TCEH. The delivery fee surcharges remitted to TCEH totaled $5 million for both the three months ended September 30, 2014 and 2013 and $13 million and $12 million for the nine months ended September 30, 2014 and 2013, respectively.

•
EFH Corp. files a consolidated federal income tax return that includes Oncor Holdings' results. Oncor is not a member of EFH Corp.'s consolidated tax group, but EFH Corp.'s consolidated federal income tax return includes EFH Corp.'s portion of Oncor's results as a result of EFH Corp.'s equity ownership in Oncor. EFH Corp. also files a consolidated Texas state margin tax return that includes all of Oncor Holdings' and Oncor's results. However, under a Federal and State Income Tax Allocation Agreement, Oncor Holdings and Oncor record their federal income tax and Texas state margin taxes as if Oncor Holdings and Oncor were filing their own corporate income tax returns.

At September 30, 2014, Oncor Holdings had a current payable to EFH Corp. related to federal and state income taxes totaling $56 million, all of which related to Oncor. The Oncor payable to EFH Corp. represented a $38 million federal income tax payable and an $18 million state margin tax payable. At December 31, 2013, Oncor Holdings had a current payable totaling $7 million, which included $5 million payable by Oncor. Oncor's liability at December 31, 2013 consists of a $23 million state margin tax payable net of an $18 million federal income tax receivable.

For the nine months ended September 30, 2014, Oncor Holdings and Oncor made income tax payments to EFH Corp totaling $17 million and $163 million, respectively. For the nine months ended September 30, 2013, Oncor Holdings and Oncor made income tax payments to EFH Corp. totaling $24 million and $60 million, respectively. The 2013 net payment included $33 million from Oncor related to the 1997 through 2002 IRS appeals settlement and a $10 million refund paid to Oncor related to the filing of amended Texas franchise tax returns for 1997 through 2001.

•
Oncor has requirements in place to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of Oncor Electric Delivery Transition Bond Company LLC. Under these requirements, and as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at both September 30, 2014 and December 31, 2013, TCEH had posted letters of credit and/or cash in the amount of $9 million for Oncor's benefit.

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

•
Oncor has participated in plans sponsored by EFH Corp. that provide pension, health care and other retiree benefits. Accordingly, Oncor Holdings' consolidated financial statements have reflected allocations to Oncor of amounts related to these retiree benefit plans. In accordance with an agreement between EFH Corp. and Oncor, Oncor ceased participation in EFH Corp.'s OPEB plan effective July 1, 2014 and established its own OPEB plan for Oncor's eligible existing and future retirees and their dependents. Additionally, the Oncor plan participants include those former participants in the EFH Corp. OPEB plan whose employment included service with both Oncor (or a predecessor regulated electricity business) and EFH Corp.'s competitive businesses (split service participants). Under the agreement, EFH Corp. will retain the liability for split service participants' benefits related to their years of service with the competitive business. The methodology for OPEB cost allocations between EFH Corp. and Oncor has not changed, and the plan separation does not materially affect the net assets or cash flows of EFIH.

•
Until June 30, 2014, Oncor employees participated in a health and welfare benefit program offered by EFH Corp. In connection with Oncor establishing its own health and welfare benefits program, Oncor agreed to pay EFH Corp. $1 million to reimburse EFH Corp. for its increased costs of providing benefits under the EFH Corp. program as a result of Oncor's withdrawal and to compensate EFH Corp. for the administrative work related to the transition. This amount was paid in June 2014.

Oncor's retained liability under the Employee Retirement Income Security Act of 1974 (ERISA) relates to the nonrecoverable portion of the unfunded obligation of EFH Corp.'s pension plan. In the first quarter 2014, TCEH contributed $20 million to the EFH Corp. pension plan assets, resulting in the plan being fully funded as calculated under the provisions of ERISA.

12.	SUPPLEMENTARY FINANCIAL INFORMATION

Fair Value of Debt

	September 30, 2014		December 31, 2013
Debt:	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under debtor-in-possession credit facilities (Note 5)	$5,400	$5,380	$—	$—
Pre-petition notes, loans and other debt (excluding capital leases) (Note 7)	3,876	4,387	7,877	7,849

EFIH determines fair value in accordance with accounting standards, and at September 30, 2014, EFIH's fair value represents Level 2 valuations. EFIH obtains security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2014	2013
Cash payments related to:
Interest on EFIH debt	$316	$423
Income taxes	—	3
Reorganization items (a)	19	—
Noncash investing and financing activities:
Principal amount of toggle notes issued in lieu of cash interest	—	83
Parent's payment of interest on pushed-down debt accounted for as a contribution of capital (Note 7)	—	21
Reduction of debt pushed down from EFH Corp. (b)	—	(420)
Debt exchange transactions (c)	(85)	14
Distribution to EFH Corp. of debt held as an investment	—	(5,778)
Income tax on interest received on holdings of affiliate debt (Note 5)	—	(73)
____________

(a)	Represents cash payments for legal and other consulting services.

(b)	For the nine months ended September 30, 2013, represents $838 million principal amount of EFH Corp. debt exchanged (at 50%) for EFIH debt.

(c)
For the nine months ended September 30, 2014, represents $1.836 billion principal amount of loans issued under the EFIH DIP Facility in excess of $1.673 billion principal amount of EFIH First Lien Notes exchanged and $78 million of related accrued interest (see Note 5). For the nine months ended September 30, 2013 represents $1.302 billion principal amount of EFIH debt issued in exchange for $1.310 billion principal amount of EFH Corp. and EFIH debt and $89 million principal amount of EFIH debt issued in exchange for $95 million principal amount of EFH Corp. debt.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of EFIH's financial condition and results of operations for the three and nine months ended September 30, 2014 and 2013 should be read in conjunction with its condensed consolidated financial statements and the notes to those statements. Comparisons of year-over-year results are impacted by the effects of the Bankruptcy Filing and the application of ASC 852-10, Reorganizations.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFIH, a direct, wholly owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company whose wholly owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell electricity to residential, business and other consumers in Texas. Revenues from services provided to TCEH represented 26% and 28% of Oncor's total reported consolidated revenues for the nine months ended September 30, 2014 and 2013, respectively. EFIH has no reportable business segments. See Notes 1 and 3 to Financial Statements for a discussion of the reporting of EFIH's investment in Oncor Holdings as an equity method investment and a description of the "ring-fencing" measures implemented with respect to Oncor Holdings and Oncor. These measures were put in place to further enhance Oncor's credit quality and mitigate Oncor's and Oncor Holdings' exposure to the Texas Holdings Group with the intent to minimize the risk that a court would order any of the assets and liabilities of the Oncor Ring-Fenced Entities to be substantively consolidated with those of any member of the Texas Holdings Group in the event any such member were to become a debtor in a bankruptcy case. EFIH believes, as several major credit rating agencies have acknowledged, that the likelihood of such substantive consolidation of the Oncor Ring-Fenced Entities' assets and liabilities is remote in consideration of the ring-fencing measures and applicable law.

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

On July 24, 2014, pursuant to the RSA, each of EFH Corp., EFIH, EFCH, TCEH, EFIH Finance, Inc. and TCEH Finance, Inc. provided a notice of termination of the RSA in accordance with its terms to the Consenting Parties. The RSA termination became effective on July 31, 2014.

In cooperation with various stakeholders, the Debtors are focused on formulating and implementing an effective and efficient plan of reorganization for each of the Debtors under Chapter 11 of the Bankruptcy Code that maximizes enterprise value.

Proposed Sale of Economic Interest in Oncor — In September 2014, with input and support from several key stakeholders, the Debtors filed a motion with the Bankruptcy Court seeking the entry of an order approving bidding procedures with respect to the potential sale of EFH Corp.'s/EFIH's economic interest in Oncor. During October 2014, the bankruptcy court held hearings regarding the motion. On November 3, 2014, the Bankruptcy Court conditionally approved the motion. In conditionally approving the motion, the Bankruptcy Court required that, among other things, the Debtors modify the proposed bidding procedures and order to (a) allow up to five advisors for each of the official unsecured creditor committees at TCEH and EFH Corp./EFIH to access information regarding the bidding process on terms to be negotiated with these advisors, (b) allow additional time for bidders to evaluate potential transactions and submit bids and (c) prohibit material modifications to the bid procedures without the consent of the committees or further order of the Bankruptcy Court. In addition, the Bankruptcy Court required that prior to a modified order becoming effective, the respective boards of directors of EFH Corp., EFCH, TCEH and EFIH must vote to approve the proposed modified bidding procedures (along with an affirmative vote of the respective disinterested directors at EFIH and TCEH). The Debtors intend to continue to work closely with each of their respective stakeholders to formulate a bidding process that will maximize enterprise value for each of the Debtors.

Tax Matters — In June 2014, EFH Corp. filed a request with the IRS for a private letter ruling (Private Letter Ruling) that, among other things, will provide (a) that (i) the transfer by TCEH of all of its assets and its ordinary course operating liabilities to reorganized TCEH consummated through a tax-free spin (in accordance with the Private Letter Ruling) in connection with TCEH's emergence from bankruptcy (Reorganized TCEH), (ii) the transfer by the Debtors to Reorganized TCEH of certain operating assets and liabilities that are reasonably necessary to the operation of Reorganized TCEH and (iii) the distribution by TCEH of (A) the equity it holds in Reorganized TCEH and (B) the cash proceeds TCEH receives from Reorganized TCEH to the holders of TCEH first lien claims, will qualify as a "reorganization" within the meaning of Sections 368(a)(1)(G), 355 and 356 of the Code and (b) for certain other rulings under Sections 368(a)(1)(G) and 355 of the Code. The Debtors intend to continue to pursue the Private Letter Ruling in connection with any Chapter 11 plan of reorganization that is ultimately proposed. In October 2014, the Debtors filed a memorandum with the Bankruptcy Court that described tax related matters regarding restructuring alternatives.

Operation and Implications of the Chapter 11 Cases — The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Debtors' ability to continue as a going concern is contingent upon their ability to comply with the financial and other covenants contained in the debtor-in-possession financing (DIP Facilities, described in Note 5 to Financial Statements), the Bankruptcy Court's approval of the Chapter 11 plan of reorganization ultimately proposed by the Debtors and their ability to successfully implement such Chapter 11 plan and obtain new financing, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facilities), for amounts other than those reflected in the accompanying consolidated financial statements.

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

In general, the Debtors have received final bankruptcy court orders with respect to "first day motions" and other "operating motions" that allow the Debtors to operate their businesses in the ordinary course, including, among others, providing for the payment of certain pre-petition employee and retiree expenses and benefits, the use of the Debtors' existing cash management system, the continuation of customer contracts and programs at its retail electricity operations, the payment of certain pre-petition amounts to certain critical vendors, the ability to perform under certain pre-petition hedging and trading arrangements and the ability to pay certain pre-petition taxes and regulatory fees. In addition, the Bankruptcy Court has issued orders approving the DIP Facilities discussed in Note 5 to Financial Statements.

Pre-Petition Claims — Holders of pre-petition claims will be required to file proofs of claims by the "bar date" established by the Bankruptcy Court. A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases. In August 2014, the Bankruptcy Court established a bar date of October 27, 2014 for most claims. The Debtors have received numerous proofs of claim since the Petition Date. The Debtors are early in the process of reconciling those claims to the amounts listed in its schedules of assets and liabilities. The Debtors may ask the Bankruptcy Court to disallow claims that it believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. Given the substantial number of claims filed, the claims resolution process will take considerable time to complete. Differences between liability amounts recorded by the company as liabilities subject to compromise and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. Differences between those final allowed claims and the liabilities recorded in the condensed consolidated balance sheet will be recognized as reorganization items in the Debtors' condensed statement of consolidated income (loss) as they are resolved. The determination of how liabilities will ultimately be resolved cannot be made until the Bankruptcy Court approves a plan of reorganization or approves orders related to settlement of specific liabilities. Accordingly, the ultimate amount or resolution of such liabilities is not determinable at this time. The resolution of such claims could result in material adjustments to the company's financial statements.

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

EFH Corp., Oncor Holdings, Oncor and Oncor's minority investor are parties to a Federal and State Income Tax Allocation Agreement. Additional income tax amounts receivable or payable may arise in the normal course under that agreement.

Oncor's Investment in Transmission and Distribution Infrastructure — Oncor expects its capital expenditures on transmission and distribution infrastructure to total approximately $1.1 billion and $1.2 billion in 2014 and 2015, respectively. Oncor's management currently expects to recommend to its board of directors capital expenditures of approximately $1.3 billion in 2016 and approximately $1.5 billion in each of the years 2017 through 2020.

Oncor Matters with the PUCT — 2008 Rate Review Filing (PUCT Docket No. 35717) — In August 2009, the PUCT issued a final order with respect to Oncor's June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007, and new rates were implemented in September 2009. Oncor and four other parties appealed various portions of the rate review final order to a state district court. In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT's disallowance of certain franchise fees and the PUCT's decision that PURA no longer requires imposition of a rate discount for state colleges and universities. Oncor filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues it appealed to the district court and did not prevail upon, as well as the district court's decision to reverse the PUCT with respect to discounts for state colleges and universities. In August 2014, the Austin Court of Appeals reversed the district court and affirmed the PUCT with respect to the PUCT's disallowance of certain franchise fees and the PUCT's decision that PURA no longer requires imposition of a rate discount for state colleges and universities. The Austin Court of Appeals also reversed the PUCT and district court's rejection of a proposed consolidated tax savings adjustment arising out of EFH Corp.'s ability to offset Oncor's taxable income against losses from other investments. The Austin Court of Appeals has remanded the issue to the PUCT to determine the amount of the consolidated tax savings adjustment. In August 2014, Oncor filed a motion on rehearing with the Austin Court of Appeals with respect to certain appeal issues on which Oncor was not successful, including the consolidated tax savings adjustment. Oncor is unable to predict the outcome of this motion on rehearing and Oncor's appeal efforts, and there is no deadline for the Austin Court of Appeals to act. If Oncor's appeals efforts are unsuccessful and the proposed consolidated tax savings adjustment is implemented, Oncor estimates that on remand the impact on earnings of the consolidated tax savings adjustment's value could range from zero, as originally determined by the PUCT in Docket No. 35717, to a $130 million loss (after-tax). Oncor does not believe that any of the other issues ruled upon by the Austin Court of Appeals would result in a material impact to its results of operations or financial condition.

Transmission Cost Recovery and Rates (PUCT Docket No. 42558) — In order to reflect increases or decreases in its wholesale transmission costs, including fees it pays to other transmission service providers, PUCT rules allow Oncor to update the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs on March 1 and September 1 each year. In May 2014, Oncor filed an application to update the TCRF, which became effective September 1, 2014. This application was designed to increase Oncor's billings for the period from September 2014 through February 2015 by $71 million.

Transmission Interim Rate Update Applications (PUCT Docket No. 42706) — In order to reflect changes in its invested transmission capital, PUCT rules allow Oncor to update its transmission cost of service (TCOS) rates by filing up to two interim TCOS rate adjustments in a calendar year. TCOS revenues are collected from load serving entities benefiting from Oncor's transmission system. REPs serving customers in Oncor's service territory are billed through the TCRF mechanism discussed above while other load serving entities are billed directly. In July 2014, Oncor filed an application for an interim update of its TCOS rate. The new rate was approved by the PUCT and became effective in September 2014. Oncor's annualized revenues will increase by an estimated $12 million with approximately $8 million of this increase recoverable through transmission costs charged to wholesale customers and $4 million recoverable from REPs through the TCRF component of Oncor's delivery rates.

Application for 2015 Energy Efficiency Cost Recovery Factor Surcharge (PUCT Docket No. 42559) — In May 2014, Oncor filed an application with the PUCT to request approval of the energy efficiency cost recovery factor (EECRF) for 2015. PUCT rules require Oncor to make an annual EECRF filing by the first business day in June in each year for implementation on March 1 of the next calendar year. The requested 2015 EECRF was $68 million as compared to $73 million established for 2014, and would result in a monthly charge for residential customers of $1.03 as compared to the 2014 residential charge of $1.01 per month. In October 2014, the PUCT issued a final order approving the 2015 EECRF, which is designed to recover $50 million of Oncor's costs for the 2015 program year, a $23 million performance bonus based on Oncor's 2013 results and a $5 million decrease for over-recovery of 2013 costs.

RESULTS OF OPERATIONS

Financial Results — Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Selling, general, and administrative expenses decreased $3 million to $2 million in 2014. The $5 million in 2013 represented legal and consulting costs associated with EFH Corp.'s debt restructuring activities. Legal and other professional costs associated with the Chapter 11 Cases since the Petition Date are now being reported in reorganization items in EFIH's condensed statements of consolidated income (loss). Payments of Sponsor Group management fees and associated cost allocations have been suspended for 2014. See Note 11 to Financial Statements for discussion of allocations from EFH Corp.

Other deductions totaled $12 million in 2014, reflecting the recording of a reserve against EFIH's income tax receivable from EFH Corp. (see Note 4 to Financial Statements).

Interest expense and related charges decreased $133 million to $58 million in 2014. The decrease reflected $206 million in lower interest expense on pre-petition debt due to the discontinuation of interest upon the Bankruptcy Filing, partially offset by $58 million in interest expense on debtor-in-possession financing and $15 million in lower amortization of pre-petition debt premiums, discounts and issuance costs due to reclassification of such amounts to liabilities subject to compromise (see Note 8 to Financial Statements).

Reorganization items totaled $7 million in 2014 and included $5 million in legal advisory and representation services fees and $2 million in other professional consulting and advisory services fees. See Note 6 to Financial Statements for additional discussion.

Income tax benefit totaled $25 million and $68 million in 2014 and 2013, respectively. Excluding the effect of the reserve against the income tax receivable from EFH Corp. (see Note 4 to Financial Statements) that was recorded without income tax benefit, the effective tax rate was 37.3% and 34.7% in 2014 and 2013, respectively. The increase in the effective income tax rate was driven primarily by minor changes in forecasted nondeductible legal and other professional services costs related to the Chapter 11 Cases.

Equity in earnings of EFIH's Oncor Holdings unconsolidated subsidiary (net of tax) increased $9 million to $123 million in 2014. The increase in equity earnings of Oncor reflected increased revenue from higher transmission rates, recognition of an energy efficiency performance bonus, growth in points of delivery and lower interest expense, partially offset by lower average consumption driven by the effects of milder weather, higher depreciation, higher operation and maintenance expense and higher property taxes. See Note 3 to Financial Statements.

Net income improved $83 million to $69 million in net income in 2014. The change was driven primarily by lower interest expense on pre-petition debt.

Financial Results — Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Selling, general, and administrative expenses increased $16 million to $21 million in 2014. The 2014 amount includes $15 million for legal and other professional services associated with EFIH's debt restructuring activities prior to the Petition Date, of which $4 million was allocated by EFH Corp. The 2014 amount also includes $3 million in allocated Sponsor Group management fees and $3 million in allocated other shared services costs. Payments of Sponsor Group management fees and associated cost allocations have been suspended. The $5 million in 2013 represented legal and consulting costs associated with EFH Corp.'s debt restructuring activities. See Note 11 to Financial Statements for discussion of allocations from EFH Corp.

Other deductions totaled $211 million in 2014, reflecting the recording of a reserve against EFIH's income tax receivable from EFH Corp. (see Note 4 to Financial Statements).

Interest income - affiliates decreased $284 million to zero in 2014. The decline reflects reclassification in 2013 of mark-to-market gains on certain holdings of affiliate debt from accumulated other comprehensive income to interest income. See Note 10 to Financial Statements.

Interest expense and related charges decreased $185 million to $381 million in 2014. The decrease reflected $273 million in lower interest expense on pre-petition debt due to the discontinuation of interest upon the Bankruptcy Filing, partially offset by $66 million in interest expense on debtor-in-possession financing and $22 million in lower amortization of pre-petition debt premiums, discounts and issuance costs due to reclassification of such amounts to liabilities subject to compromise (see Note 8 to Financial Statements).

Reorganization items totaled $235 million in 2014 and included a $108 million net loss on the exchange and settlement of the EFIH First Lien Notes and $93 million in fees associated with completion of the EFIH First Lien DIP Facility (see Note 5 to Financial Statements). See Note 6 to Financial Statements for additional discussion.

Income tax benefit totaled $215 million and $100 million in 2014 and 2013, respectively. Excluding the effect of the reserve against the income tax receivable from EFH Corp. (see Note 4 to Financial Statements) that was recorded without income tax benefit, the effective tax rate was 33.8% and 34.8% in 2014 and 2013, respectively. The decrease in the effective income tax rate was driven primarily by higher nondeductible legal and other professional services costs related to Chapter 11 Cases.

Equity in earnings of EFIH's Oncor Holdings unconsolidated subsidiary (net of tax) increased $21 million to $276 million in 2014. The increase in equity earnings of Oncor reflected increased revenue from higher transmission rates, recognition of an energy efficiency performance bonus, growth in points of delivery and lower interest expense. These favorable effects were partially offset by higher income taxes reflecting the $11 million favorable tax effect in 2013 due to resolution of certain income tax positions and an increase in non-deductible amortization of regulatory assets, higher depreciation, higher operation and maintenance expense and higher property taxes. See Note 3 to Financial Statements.

Net loss increased $425 million to $357 million in 2014. The change was driven by a decrease in interest income, the existence of reorganization items in 2014 and the reserve against the income tax receivable from EFH Corp., partially offset by lower interest expense on pre-petition debt and higher equity in earnings of Oncor Holdings.

FINANCIAL CONDITION

Cash Flows — Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013 — Cash used in operating activities totaled $237 million and $297 million in 2014 and 2013, respectively. The decrease in cash used of $60 million was driven by $107 million in lower cash interest payments, partially offset by higher legal and other professional services costs.

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

Cash provided by financing activities totaled $1.159 billion in 2014 and cash used in financing activities totaled $478 million in 2013. Cash provided by financing activities in 2014 included $3.564 billion in borrowings under the EFIH DIP Facility, partially offset by $2.312 billion in repayments of EFIH First Lien Notes and $93 million in payments for fees associated with the completion of the EFIH DIP Facility. Cash used in financing activities in 2013 reflected a cash distribution to EFH Corp. of $680 million for the purpose of EFH Corp. repaying the balance of the TCEH Demand Notes (see discussion below of investing cash flows), partially offset by $208 million of interest received on holdings of affiliate debt.

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

Available Liquidity — At September 30, 2014, available liquidity consisted of cash and cash equivalents totaling $1.164 billion, $1.038 billion of which represents remaining borrowings under the EFIH DIP facility.

EFIH believes that the DIP facility, plus cash distributions received from Oncor Holdings, will be sufficient to fund its anticipated cash requirements through at least the maturity date of the DIP facility. As a result of the Bankruptcy Filing, EFIH does not expect to receive further interest payments on affiliate debt securities it holds.

The EFIH DIP Facility permits, subject to certain terms, conditions and limitations, EFIH to incur incremental junior lien subordinated debt in an aggregate amount not to exceed $3 billion.

Distributions of Earnings from Oncor Holdings — Oncor Holdings' distributions of earnings to EFIH totaled $128 million and $148 million for the nine months ended September 30, 2014 and 2013, respectively. On October 22, 2014, we received a distribution of $74 million from Oncor Holdings. See Note 3 to Financial Statements for discussion of limitations on amounts Oncor can distribute to its members.

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

Financial Covenants — The Bankruptcy Filing constituted an event of default and automatic acceleration under the agreements governing the pre-petition debt of EFH Corp. and its subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities. The creditors are, however, stayed from taking any action against the Debtors as a result of such defaults and accelerations under the Bankruptcy Code.

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

OFF–BALANCE SHEET ARRANGEMENTS

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

At September 30, 2014, Oncor's exposure to credit risk associated with accounts receivable from nonaffiliate customers totaled $472 million. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $3 million, and includes trade accounts receivable from REPs totaling $345 million, which are almost entirely below investment grade. At September 30, 2014, REP subsidiaries of one nonaffiliated entity collectively represented approximately 14% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure. Oncor views its exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default would have a material effect on cash flows.
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

See Note 11 to Financial Statements for discussion of transactions between Oncor and TCEH and EFH Corp.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by EFIH contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including such matters as activities related to EFIH's bankruptcy, financial or operational projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of EFIH's business and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although EFIH believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, "Risk Factors" in EFIH's 2013 Form 10-K, Form 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014, the discussion under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause EFIH's actual results to differ materially from those projected in such forward-looking statements:

•	EFIH's ability to propose a Chapter 11 restructuring plan that will receive the necessary votes from the required creditors and stakeholders and the approval from the Bankruptcy Court;

•	the outcome of the court-supervised bid process with respect to the restructuring of EFH Corp. and EFIH;

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

•
commercial bank and capital market conditions, access to capital, the cost of such capital, and the results of financing and refinancing efforts by EFIH and/or its subsidiaries and affiliates, including availability of funds in the capital markets and the potential impact of disruptions in US credit markets;

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

There have been no material changes from the risk factors discussed in Part I, "Item 1A. Risk Factors" in EFIH's 2013 Form 10-K, as amended, and in Part II, "Item 1A. Risk Factors" in EFIH's quarterly reports on Form 10-Q for the periods ended March 31 and June 30, 2014, except for the information disclosed elsewhere in this quarterly report on Form 10-Q that provides factual updates to risk factors contained in EFIH's 2013 Form 10-K, as amended, and EFIH's quarterly reports on Form 10-Q for the periods ended March 31 and June 30, 2014. The risks described in such reports are not the only risks facing the company.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(3(i))	Articles of Incorporation

3(a)	333-153529 Form S-4 (filed September 17, 2008)	3(c)	—	Certificate of Formation of Energy Future Intermediate Holding Company LLC, as amended

(3(ii))	By-laws

3(b)	1-34544 Form 10-K (filed February 21, 2012)	3(b)	—	Second Amended and Restated Limited Liability Company Agreement of Energy Future Intermediate Holding Company LLC

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income - Twelve Months Ended September 30, 2014.

XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
____________

*	Incorporated herein by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

By:	/s/ TERRY L. NUTT
Name:	Terry L. Nutt
Title:	Senior Vice President and Controller (Principal Accounting Officer)

Date: November 4, 2014