Form 10-K
period 2014-12-31
Energy Future Intermediate Holding CO LLC
filed 2015-03-31
CIK 1445146

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Securities registered pursuant to Section 12(b) of the Act: None

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

At March 31, 2015, the outstanding membership interest in Energy Future Intermediate Holding Company LLC was directly held by Energy Future Holdings Corp.

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

CREZ	Competitive Renewable Energy Zone

DIP Facilities	Refers, collectively, to EFIH's debtor-in-possession financing (see Note 6 to the Financial Statements) and TCEH's debtor-in-possession financing (TCEH DIP Facility).

Debtors	EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities

EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization

EFCH	Energy Future Competitive Holdings Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context

EFH Corp.	Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context, whose major subsidiaries include TCEH and Oncor

EFH Corp. 10.875% Notes	EFH Corp.'s 10.875% Senior Notes with a maturity date of November 1, 2017, which are guaranteed on a senior unsecured basis by EFIH and EFCH as discussed in Note 8 to the Financial Statements

EFH Corp. Toggle Notes
EFH Corp.'s 11.25%/12.00% Senior Toggle Notes with a maturity date of November 1, 2017, which are guaranteed on a senior unsecured basis by EFIH and EFCH as discussed in Note 8 to the Financial Statements

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

EFIH Second Lien Notes	Refers, collectively, to EFIH's and EFIH Finance's $406 million principal amount of 11% Senior Secured Second Lien Notes and $1.75 billion principal amount of 11.75% Senior Secured Second Lien Notes.

EFIH PIK Notes	EFIH's $1.566 billion principal amount of 11.25%/12.25% Senior Toggle Notes.

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

Federal and State Income Tax Allocation Agreements
EFH Corp. and certain of its subsidiaries (including EFCH, EFIH and TCEH, but not including Oncor Holdings and Oncor) are parties to a Federal and State Income Tax Allocation Agreement, executed on May 15, 2012 but effective as of January 1, 2010.  EFH Corp., Oncor Holdings, Oncor,  Oncor's third-party minority investor, and Oncor Management Investment LLC are parties to a separate Federal and State Income Tax Allocation Agreement dated November 5, 2008. See Note 4 to the Financial Statements and Management's Discussion and Analysis, under Financial Condition.

GAAP	generally accepted accounting principles

LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market

ii

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

Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, a direct, wholly owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context

Oncor Ring-Fenced Entities	Oncor Holdings and its direct and indirect subsidiaries, including Oncor

Oncor Tax Sharing Agreement	Federal and State Income Tax Allocation Agreement among EFH Corp., Oncor Holdings, Oncor and Texas Transmission

Petition Date	April 29, 2014, the date the Debtors made the Bankruptcy Filing

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

RSA	Restructuring Support and Lock-Up Agreement

SEC	US Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SG&A	selling, general and administrative

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

TRE
Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with NERC standards and monitors compliance with ERCOT protocols

TXU Energy
TXU Energy Retail Company LLC, a direct, wholly owned subsidiary of TCEH that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers

US	United States of America

VIE	variable interest entity

iii

PART I.
Items 1. and 2. BUSINESS AND PROPERTIES

References in this report to "the company" are to EFIH and/or its direct and indirect subsidiaries as apparent in the context. See Glossary for defined terms.

Energy Future Intermediate Holding Company LLC Business and Strategy

EFIH, a direct, wholly owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company whose wholly owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. The business and strategy of Oncor is discussed below, as the investment in Oncor represents a substantial portion of the net assets and earnings of EFIH. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell electricity to residential, business and other consumers in Texas. Revenues from services provided to TCEH represented 25% and 27% of Oncor's total consolidated revenues for the years ended December 31, 2014 and 2013, respectively. EFIH has no reportable business segments. See Notes 1 and 3 to the Financial Statements for a discussion of the reporting of EFIH's investment in Oncor Holdings as an equity method investment and a description of the ring-fencing measures implemented with respect to Oncor Holdings and Oncor. These measures were put in place to further enhance Oncor's credit quality and mitigate Oncor's and Oncor Holdings' exposure to the Texas Holdings Group with the intent to minimize the risk that a court would order any of the assets and liabilities of the Oncor Ring-Fenced Entities to be substantively consolidated with those of any member of the Texas Holdings Group in the event any such member were to become a debtor in a bankruptcy case. Accordingly, EFH Corp. and EFIH do not control and do not consolidate Oncor Holdings and Oncor for financial reporting purposes.

EFIH's sources of liquidity have included the EFIH DIP Facility, dividends received from Oncor Holdings and interest payments received on EFH Corp. and TCEH debt it holds. Its uses of liquidity have consisted of reorganization costs, interest payments on the EFIH DIP Facility and EFIH's outstanding debt and income taxes paid to EFH Corp. under a Federal and State Income Tax Allocation Agreement.

Chapter 11 Cases

On April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, (the Debtors) filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). During the pendency of the Bankruptcy Filing (the Chapter 11 Cases), the Debtors will operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

Consistent with the ring-fencing measures discussed above, the assets and liabilities of the Oncor Ring-Fenced Entities have not been, and are not expected to be, substantively consolidated with the assets and liabilities of the Debtors in the Chapter 11 Cases.

For additional discussion of the Chapter 11 Cases and the effects on EFIH, see Note 2 to the Financial Statements and Item 1A, Risk Factors – Risks Related to Chapter 11 Cases. See Note 6 to the Financial Statements for discussion of the DIP Facilities.

Oncor's Business

Oncor's transmission and distribution assets are located principally in the north-central, eastern and western parts of Texas. This territory comprises 91 counties and more than 400 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler and Killeen. Oncor is not a seller of electricity, nor does it purchase electricity for resale. It provides transmission services to other electricity distribution companies, cooperatives, municipalities and REPs. It also provides distribution services to REPs, which sell electricity to residential, business and other consumers. Oncor's transmission and distribution rates are regulated by the PUCT, and in certain instances, the FERC.

Oncor operates the largest transmission and distribution system in Texas, delivering electricity to more than 3.3 million homes and businesses and operating more than 121,000 miles of transmission and distribution lines. Most of Oncor's power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law. At December 31, 2014, Oncor had approximately 3,410 full-time employees, including approximately 640 employees under collective bargaining agreements.

Oncor's Market

Oncor operates within the ERCOT market. This market represents approximately 90% of the electricity consumption in Texas. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas and the Independent System Operator of the interconnected transmission grid for those systems. ERCOT is responsible for ensuring reliability, adequacy and security of the electric systems as well as nondiscriminatory access to transmission service by all wholesale market participants in the ERCOT region. ERCOT's membership consists of approximately 300 corporate and associate members, including electric cooperatives, municipal power agencies, independent generators, independent power marketers, transmission service providers and distribution services providers, independent REPs and consumers.

In 2014, ERCOT's hourly demand peaked at 66,454 MW as compared to the peak hourly demand of 67,245 MW in 2013. The ERCOT market has limited interconnections to other markets in the US and Mexico, which currently limits potential imports into and exports out of the ERCOT market to 1,100 MW of generation capacity (or approximately 2% of peak demand). In addition, wholesale transactions within the ERCOT market are generally not subject to regulation by the FERC.

The ERCOT market operates under reliability standards set by NERC. The PUCT has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of power supply across Texas' main interconnected transmission grid. Oncor, along with other owners of transmission and distribution facilities in Texas, assists ERCOT in its operations. Oncor has planning, design, construction, operation and maintenance responsibility for the portion of the transmission grid and for the load-serving substations it owns, primarily within its certificated distribution service area. Oncor participates with ERCOT and other ERCOT utilities in obtaining regulatory approvals and planning, designing, constructing and upgrading transmission lines in order to remove existing constraints and interconnect generation on the ERCOT transmission grid. The transmission line projects are necessary to meet reliability needs, support energy production and increase bulk power transfer capability.

Oncor's Strategies

Oncor focuses on delivering electricity in a safe and reliable manner, minimizing service interruptions and investing in its transmission and distribution infrastructure to maintain its system, serve its growing customer base with a modernized grid and support energy production.

Oncor believes that building and leveraging upon opportunities to scale its operating advantage and technology programs enables Oncor to create value by eliminating duplicative costs, efficiently managing supply costs, and building and standardizing distinctive process expertise over a larger grid. Scale also allows Oncor to take part in large capital investments in its transmission and distribution system, with a smaller fraction of overall capital at risk and with an enhanced ability to streamline costs. Oncor's growth strategies are to invest in technology upgrades, and to construct transmission and distribution facilities to meet the needs of the growing Texas market and support energy production. Oncor and other transmission and distribution businesses in ERCOT benefit from regulatory capital recovery mechanisms known as "capital trackers" that Oncor believes enable adequate and timely recovery of transmission, distribution and advanced metering investments through its regulated rates.

Oncor's Operations

Performance — Oncor achieved or exceeded market performance protocols in 12 out of 14 PUCT market metrics in 2014. These metrics measure the success of transmission and distribution companies in facilitating customer transactions in the competitive Texas electricity market.

Investing in Infrastructure and Technology — In 2014, Oncor invested approximately $1.1 billion in its network to construct, rebuild and upgrade transmission lines and associated facilities, to extend the distribution infrastructure and to pursue certain initiatives in infrastructure maintenance and information technology.

Oncor's technology upgrade initiatives include development of a modernized grid through advanced digital communication, data management, real-time monitoring and outage detection capabilities to take advantage of Oncor's deployment of advanced digital metering equipment. This modernized grid is producing electricity service reliability improvements and providing for additional products and services from REPs that enable businesses and consumers to better manage their electricity usage and costs.

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

PURA allows Oncor to update its transmission rates periodically to reflect changes in invested capital. This capital tracker provision encourages investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments.

At December 31, 2014, Oncor's transmission facilities included 6,447 circuit miles of 345kV transmission lines and 9,634 circuit miles of 138kV and 69kV transmission lines. Sixty-seven generation facilities totaling 36,410 MW were directly connected to Oncor's transmission system at December 31, 2014, and 292 transmission stations and 715 distribution substations were served from Oncor's transmission system.

At December 31, 2014, Oncor's transmission facilities had the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345kV	138kV	69kV
Brazos Electric Power Cooperative, Inc.	8	113	23
Rayburn Country Electric Cooperative, Inc.	—	39	6
Lower Colorado River Authority	10	23	2
Texas New Mexico Power	4	10	12
Tex-La Electric Cooperative of Texas, Inc.	—	12	1
American Electric Power Company, Inc. (a)	5	7	11
Texas Municipal Power Agency	7	6	—
Lone Star Transmission	12	—	—
Centerpoint Energy Inc.	8	—	—
Sharyland Utilities, L.P.	—	8	—
Electric Transmission Texas, LLC	6	1	—
Other small systems operating wholly within Texas	6	7	3
___________

(a)	One of the 345kV lines is an asynchronous high-voltage direct current connection with the Southwest Power Pool.

Electricity Distribution — Oncor's electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including electricity delivery, power quality and system reliability. These responsibilities consist of the ownership, management, construction, maintenance and operation of the distribution system within Oncor's certificated service area. Oncor's distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through 3,207 distribution feeders.

The Oncor distribution system included over 3.3 million points of delivery at December 31, 2014. Over the past five years, the number of distribution system points of delivery served by Oncor, excluding lighting sites, grew an average of 1.28% per year. Oncor added approximately 49,100 points of delivery in 2014.

The Oncor distribution system consists of 56,907 miles of overhead primary conductors, 21,541 miles of overhead secondary and street light conductors, 16,517 miles of underground primary conductors and 10,203 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25kV and 12.5kV.

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

Customers — Oncor's transmission customers consist of municipalities, electric cooperatives and other distribution companies. Oncor's distribution customers consist of approximately 80 REPs, including TCEH's retail sales operations and certain electric cooperatives in Oncor's certificated service area. Revenues from services provided to TCEH represented 25% of Oncor's total reported consolidated revenues for 2014. Revenues from REP subsidiaries of one nonaffiliated entity, NRG Energy, Inc., collectively represented 16% of Oncor's total reported consolidated revenues for 2014. No other customer represented more than 10% of Oncor's total operating revenues. The consumers of the electricity delivered by Oncor are free to choose their electricity supplier from REPs who compete for their business.

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

Securitization Bonds — Oncor's operations include its wholly owned, bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC. This financing subsidiary was organized for the limited purpose of issuing certain securitization (transition) bonds in 2003 and 2004. Oncor Electric Delivery Transition Bond Company LLC issued $1.3 billion principal amount of transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002. At December 31, 2014, aggregate principal amounts of transition bonds outstanding, which mature in 2015 and 2016, totaled $180 million. See Note 12 to the Financial Statements for discussion of agreements between TCEH and Oncor regarding payment of interest and incremental taxes related to these bonds that were settled in 2012.

Environmental Regulations and Related Considerations

Water

The TCEQ and the EPA have jurisdiction over water discharges (including storm water) from facilities in Texas. Oncor believes its facilities are presently in material compliance with applicable state and federal requirements relating to discharge of pollutants into water. Oncor believes it holds all required waste water discharge permits from the TCEQ for facilities in operation and has applied for or obtained necessary permits for facilities under construction. Oncor also believes it can satisfy the requirements necessary to obtain any required permits or renewals. There are also federal rules pertaining to Spill Prevention, Control and Countermeasure (SPCC) plans for oil-filled electrical equipment and bulk storage facilities for oil that affect certain of Oncor's facilities. Oncor has implemented SPCC plans as required for those substations, work centers and distribution systems, and believes it is currently in compliance with these rules.

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

Environmental Capital Expenditures

Oncor's capital expenditures for environmental matters totaled $10 million in 2014 and are expected to total approximately $8 million in 2015.

Item 1A.	RISK FACTORS

Important factors, in addition to others specifically addressed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, that could have a material impact on EFIH's operations, liquidity, financial results and financial condition, or could cause its actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, are described below. There may be further risks and uncertainties that are not currently known or that are not currently believed to be material that may adversely affect EFIH's operations, liquidity and/or financial condition in the future.

Risks Related to Chapter 11 Cases

EFIH has filed voluntary petitions for relief under the Bankruptcy Code and is subject to the risks and uncertainties associated with bankruptcy cases.

EFIH (together with its parent company, EFH Corp., and substantially all of the direct and indirect subsidiaries of EFH Corp. including EFCH and TCEH but excluding the Oncor Ring-Fenced Entities) has filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. For the duration of the Chapter 11 Cases, EFIH will be subject to various risks, including but not limited to the following:

•
EFIH's ability to develop, file and complete a Chapter 11 plan of reorganization, particularly during the exclusivity period (i.e., in general the period in which EFIH has the exclusive right to file a Chapter 11 plan of reorganization);

•	EFIH's ability to obtain Bankruptcy Court, creditor and regulatory approval of a Chapter 11 plan of reorganization in a timely manner;

•	EFIH's ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Cases and the outcomes of Bankruptcy Court rulings and of the Chapter 11 Cases in general;

•	Risks associated with third party motions in the Chapter 11 Cases, which may interfere with EFIH's ability to propose and/or complete a Chapter 11 plan of reorganization;

•	Increased costs related to the Chapter 11 Cases and related litigation;

•	EFIH's ability to maintain or obtain sufficient financing sources to fund a Chapter 11 plan of reorganization;

•	Potential incremental increase in risks related to distributions from Oncor;

•
The outcome of current or potential litigation regarding whether certain holders are entitled to make-whole or redemption premiums and/or post-petition interest in connection with the treatment of their claims in bankruptcy, and

•	The outcome of current or potential claims regarding intercompany claims and/or derivative claims.

EFIH is also subject to risks and uncertainties with respect to the actions and decisions of creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with its plans. In addition, the Chapter 11 Cases subject EFIH to risks related to litigation and/or claims asserted by creditors or other stakeholders in the Chapter 11 Cases. These risks and uncertainties could affect EFIH in various ways and may significantly increase the duration of the Chapter 11 Cases. Because of the risks and uncertainties associated with Chapter 11 Cases, EFIH cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases may have on its cash flows, liquidity, financial condition and results of operations nor can EFIH predict the ultimate impact that events occurring during the Chapter 11 Cases may have on its or its affiliates' (excluding the Oncor Ring Fenced Entities) corporate structure. For example, in connection with the Chapter 11 Cases, certain of EFIH's or EFIH's affiliates' creditors may seek, and receive, Bankruptcy Court approval to sell or otherwise transfer certain of their respective assets in order to satisfy liabilities owed to such creditors. Any such transfer could result in significant tax liabilities for EFH Corp. and its subsidiaries (excluding the Oncor Ring-Fenced Entities), which could reduce the recovery of creditors.

The duration of the Chapter 11 Cases is difficult to estimate and could be lengthy. Due to the termination of the Restructuring Support and Lock-Up Agreement (RSA), the Debtors (including the EFIH Debtors) are likely subject to more lengthy, costly and contentious Chapter 11 Cases. If the Debtors (including the EFIH Debtors) are unable to file and solicit votes for a Chapter 11 plan of reorganization prior to the expiration of the exclusivity period granted by the Bankruptcy Court, then third parties can file a plan, which would likely further exacerbate the length, cost and contentiousness of the Chapter 11 Cases. Moreover, the duration of the Chapter 11 Cases is subject to the receipt of Bankruptcy Court approval for a Chapter 11 plan of reorganization and regulatory approvals, the timing of which is unpredictable.

The duration of the Chapter 11 Cases is difficult to estimate and could be lengthy. As a result of the termination of the RSA, the Debtors (including the EFIH Debtors) are likely subject to more lengthy, costly and contentious Chapter 11 Cases, which will likely have a more pronounced adverse effect on its business than the pre-arranged plan contemplated by the RSA. The Chapter 11 Cases will likely involve contested issues with multiple stakeholders.

If the Debtors (including the EFIH Debtors) are unable to file a Chapter 11 plan of reorganization, or solicit the appropriate votes for such plan, in each case, prior to the expiration of the exclusivity period granted by the Bankruptcy Court (currently June 23, 2015 for filing a Chapter 11 plan of reorganization and August 23, 2015 for soliciting the appropriate votes for such plan), third parties could file their own plan or plans of reorganization. Any such third party plan or plans will likely exacerbate the length, cost and contentiousness of the Chapter 11 Cases.

Operating under Chapter 11 may restrict EFIH's ability to pursue its strategic initiatives. Moreover, EFIH is subject to various covenants and events of default under its DIP Facility.

The EFIH Debtors are subject to various covenants and events of default under its DIP Facility. In general, certain of these covenants limit the Debtors' ability, subject to certain exceptions, to take certain actions such as selling assets, granting liens, incurring indebtedness and making investments. If the EFIH Debtors fail to comply with these covenants or an event of default occurs under the DIP Facility, its liquidity, financial condition or operations may be materially impacted.

As a result of the Chapter 11 Cases, EFIH's historical financial information may not be indicative of its future financial performance.

EFIH's capital structure will likely be significantly altered under any Chapter 11 plan confirmed by the Bankruptcy Court. Under fresh-start accounting rules that may apply to EFIH upon the effective date of a Chapter 11 plan, EFIH's assets and liabilities would be adjusted to fair value, which could have a significant impact on EFIH's financial statements. Accordingly, if fresh-start accounting rules apply, EFIH's financial condition and results of operations following its emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in its historical financial statements. In connection with the Chapter 11 Cases and the development of a Chapter 11 plan, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to EFIH's consolidated financial position, liquidity and results of operations.

There is no assurance regarding the outcome of any litigation regarding whether note holders are entitled to make-whole or redemption premiums and/or post-petition interest in connection with the treatment of their claims in bankruptcy.

The EFIH Debtors are engaged in litigation regarding whether holders of its outstanding notes are entitled to receive a make-whole or redemption premium in connection with the repayment of such notes, including pursuant to a Chapter 11 plan of reorganization. As of December 31, 2014, the total aggregate amount of make-whole or redemption premiums that would be owed if such alleged claims were allowed claims would be approximately $1.123 billion (of which $432 million relates to the EFIH First Lien Notes, $591 million relates to the EFIH Second Lien Notes and $100 million relates to the EFIH PIK Notes). In these matters, the EFIH Debtors have requested, or expect to request, orders from the Bankruptcy Court disallowing such make-whole or redemption claims. See Note 10 to the Financial Statements for a more detailed discussion regarding these claims.

Moreover, creditors may make additional claims in the Chapter 11 Cases in connection with a repayment or settlement of their pre-petition debt such as indemnification claims or for the payment of fees and expenses incurred in connection with litigating such claims.

In addition, creditors may assert claims for post-petition interest, including default interest, on their outstanding notes in connection with the repayment of such notes, including pursuant to a Chapter 11 plan of reorganization. Such amounts would be material, particularly if such post-petition interest were required to be paid at the contract rate as opposed to the federal judgment rate.

EFIH cannot predict whether any such litigations would be filed or, if filed, the outcome of any such litigation or the Bankruptcy Court's determination regarding the validity or the amounts payable in respect of any such claim.

The EFIH DIP Facilities may be insufficient to fund EFIH's cash requirements through its emergence from bankruptcy. In addition, EFIH's independent auditor's report on its financial statements raises substantial doubt about its ability to continue as a going concern given the Chapter 11 Cases.

For the duration of the Chapter 11 Cases, EFIH will be subject to various risks, including but not limited to (i) the inability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations, and (ii) increased legal and other professional costs associated with the Chapter 11 Cases and its reorganization.

EFIH believes that the EFIH DIP Facilities, plus cash distributions received from Oncor Holdings, will be sufficient to fund EFIH's anticipated cash requirements through the pendency of the Chapter 11 Cases. However, if a Chapter 11 plan of reorganization is not completed during the term of the EFIH DIP Facilities, EFIH may not be able to obtain sufficient additional financing on acceptable terms or at all.

In its report on EFIH's financial statements included in this Annual Report on Form 10-K, EFIH's independent public accounting firm states that the uncertainties inherent in the bankruptcy process raise substantial doubt about EFIH's ability to continue as a going concern.

EFIH may not be able to obtain exit financing to repay the EFIH DIP Facilities or, if EFIH is able to obtain such exit financing, the agreements governing such exit financing may significantly restrict its financing and operations flexibility after emerging from bankruptcy.

It is expected that the EFIH First Lien DIP Facility will be repaid using, in whole or in part, the proceeds from borrowings under exit financings. EFIH's ability to obtain such exit financings will depend on, among other things, the timing and outcome of various ongoing matters in the Chapter 11 Cases, its business, operations and financial condition, and market conditions. EFIH has not yet received any commitment with respect to any exit facilities, and there can be no assurance that it will be able to obtain such exit facilities on reasonable economic terms, or at all. If EFIH cannot secure exit financing, it may not be able to emerge from bankruptcy and may not be able to repay the EFIH First Lien DIP Facility at its respective maturity. Any exit financing that EFIH is able to secure may include a number of significant restrictive covenants which could impair its financing and operational flexibility and make it difficult for EFIH to react to market conditions and satisfy its unanticipated cash requirements.

As a result of the Chapter 11 Cases, net operating losses and other tax attributes are not expected to be available upon emergence from the Chapter 11 Cases.

Certain tax attributes, such as net operating loss carry-forwards and certain tax credits, are expected to be utilized in connection with the Chapter 11 Cases. Under the Internal Revenue Code, tax attributes are reduced to the extent discharge of indebtedness income is excluded from gross income arising from a Chapter 11 case. If any attributes are still available after the application of this provision, such attributes may be limited or lost in the event EFH Corp. or any of its subsidiaries, including EFIH, experience an ownership change as defined under the Internal Revenue Code. In addition, tax attributes may be utilized in a transaction such as a sale or transfer of assets that could result in a significant tax liability for EFH Corp. and its subsidiaries, including EFIH. As a result of the foregoing rules, any pre-emergence net operating losses and certain tax credits are not expected to be available to EFH Corp. and its subsidiaries, including EFIH, to reduce taxable income for tax periods beginning after emergence from Chapter 11.

While the Bankruptcy Court approved the Debtors' bidding procedures for the solicitation of bids from third parties to purchase EFH Corp.'s indirect economic ownership interest in Oncor, there can be no assurance that the Debtors will receive a bid the Debtors deem acceptable, that the Bankruptcy Court will approve any such bid or that any such transaction will ultimately close.

In January 2015, the Bankruptcy Court approved the Debtors' bidding procedures motion that sets forth the process by which the Debtors are authorized to solicit proposals (i.e., bids) from third parties to acquire (in any form and employing any structure, whether taxable (in whole or in part) or tax-free) EFH Corp.'s indirect economic ownership in Oncor in accordance with the Bankruptcy Code. EFIH cannot predict the outcome of this process, including whether any acceptable bid will be received, whether the Bankruptcy Court will approve any such bid or whether any such transaction will (or when it will) ultimately close because any such transaction would be the subject of customary closing conditions, including receipt of all applicable regulatory approvals.

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

Because EFIH is a holding company, its obligations to its creditors are structurally subordinated to all existing and future liabilities and existing and future preferred stock of its subsidiaries that do not guarantee such obligations. Therefore, EFIH's rights and the rights of its creditors to participate in the assets of any subsidiary in the event that such a subsidiary is liquidated or reorganized are subject to the prior claims of such subsidiary's creditors and holders of such subsidiary's preferred stock. To the extent that EFIH may be a creditor with recognized claims against any such subsidiary, EFIH's claims would still be subject to the prior claims of such subsidiary's creditors to the extent that they are secured or senior to those held by EFIH. Subject to restrictions contained in EFIH's financing arrangements and limitations imposed by the EFIH's subsidiaries may incur additional debt and other liabilities.

EFIH has a very limited ability to control activities at Oncor due to structural and operational ring-fencing measures.

EFIH depends upon Oncor for a significant amount of its cash flows and relies on such cash flows in order to satisfy its obligations. However, EFIH has a very limited ability to control the activities of Oncor. As part of the ring-fencing measures implemented by EFH Corp. and Oncor, including certain measures required by the PUCT's Order on Rehearing in Docket No. 34077, a majority of the members of Oncor's board of directors are required to meet the New York Stock Exchange requirements for independence in all material respects, and the unanimous, or majority, consent of such directors is required for Oncor to take certain actions. In addition, any new independent directors are required to be appointed by the nominating committee of Oncor Holdings' board of directors, a majority of whose members are independent directors. No member of EFIH's or EFH Corp.'s management is a member of Oncor's board of directors. Under Oncor Holdings' and Oncor's organizational documents, EFH Corp. has limited indirect consent rights with respect to the activities of Oncor, including (i) new issuances of equity securities by Oncor, (ii) material transactions with third parties involving Oncor outside of the ordinary course of business, (iii) actions that cause Oncor's assets to be subject to an increased level of jurisdiction of the FERC, (iv) any changes to the state of formation of Oncor, (v) material changes to accounting methods not required by US GAAP and (vi) actions that fail to enforce certain tax sharing obligations between Oncor and EFH Corp. In addition, Oncor's organizational agreements contain restrictions on Oncor's ability to make distributions to its members, including indirectly to EFIH.

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

EFH Corp. and Oncor have implemented certain structural and operational ring-fencing measures, including certain measures required by the PUCT's Order on Rehearing in Docket No. 34077, that were based on principles articulated by rating agencies and commitments made by Texas Holdings and Oncor to the PUCT and the FERC to further enhance Oncor's credit quality. These measures were put in place to mitigate Oncor's credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in a bankruptcy of one or more of those entities.

As part of the ring-fencing measures, a majority of the members of the board of directors of Oncor are required to be, and are, independent from EFH Corp. and EFIH. Any new independent directors of Oncor are required to be appointed by the nominating committee of Oncor Holdings, which is required to be, and is, comprised of a majority of directors that are independent from EFH Corp. and EFIH. The organizational documents of Oncor give its independent directors, acting by majority vote, and, during certain periods, any director designated by Texas Transmission, the express right to prevent distributions from Oncor if they determine that it is in the best interests of Oncor to retain such amounts to meet expected future requirements. The Chapter 11 Cases could result in Oncor limiting or suspending such dividends to EFIH during the pendency of such filing. Accordingly, there can be no assurance that Oncor will make any distributions to EFIH.

In addition, Oncor's organizational documents prohibit Oncor from making any distribution to its owners, including EFIH, so long as and to the extent that such distribution would cause Oncor's regulatory capital structure to exceed the debt-to-equity ratio established from time to time by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. Under the terms of a Federal and State Income Tax Allocation Agreement, Oncor makes tax payments to EFH Corp. (bypassing EFIH) based on its share of an amount calculated to approximate the amount of taxes Oncor would have paid to the IRS if it were a stand-alone taxpayer.

Moreover, Oncor has incurred debt in connection with CREZ and may incur additional debt in connection with other investments in infrastructure or technology. Accordingly, while Oncor is required to maintain a specified debt-to-equity ratio, there can be no assurance that Oncor's equity balance will be sufficient to maintain the required debt-to-equity ratio established from time to time by the PUCT for ratemaking purposes, thereby restricting Oncor from making any distributions to EFIH.

Oncor's ring-fencing measures may not work as planned and the Bankruptcy Court may nevertheless subject Oncor to the claims of Texas Holdings Group entity creditors.

In 2007, EFH Corp. and Oncor implemented certain structural and operational ring-fencing measures, including certain measures required by the PUCT's Order on Rehearing in Docket No. 34077, that were based on principles articulated by rating agencies and commitments made by Texas Holdings and Oncor to the PUCT and the FERC to further enhance Oncor's credit quality. These measures were put in place to mitigate Oncor's credit exposure to the Texas Holdings Group and to minimize the risk that a court would order any of Oncor Holdings', Oncor's or Oncor's subsidiary's (collectively, the Oncor Ring-Fenced Entities) assets and liabilities to be substantively consolidated with those of any member of the Texas Holdings Group in the event that a member of the Texas Holdings Group were to become a debtor in a bankruptcy case. Substantive consolidation is an equitable remedy in bankruptcy that results in the pooling of the assets and liabilities of the debtor and one or more of its affiliates solely for purposes of the bankruptcy case, including for purposes of distributions to creditors and voting on and treatment under a reorganization plan. Bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict. To the extent the Bankruptcy Court were to determine that substantive consolidation was appropriate under the facts and circumstances, then the assets and liabilities of any Oncor Ring-Fenced Entity that were subject to the substantive consolidation order would be available to help satisfy the debt or contractual obligations of the Texas Holdings Group entity that was a debtor in bankruptcy and subject to the same substantive consolidation order. However, even if any Oncor Ring-Fenced Entity were included in such a substantive consolidation order, the secured creditors of Oncor would retain their liens and priority with respect to Oncor's assets.

There can be no assurance that the Bankruptcy Court will not order an Oncor Ring-Fenced Entity's assets and liabilities to be substantively consolidated with those of the Debtors or that the Chapter 11 Cases will not result in a disruption of services Oncor receives from, or jointly with, EFIH's affiliates. See Note 1 to the Financial Statements for additional information on ring-fencing measures.

In addition, Oncor's access to capital markets and cost of debt could be directly affected by its credit ratings. Any adverse action with respect to Oncor's credit ratings would generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. Oncor's credit ratings are currently substantially higher than those of the Texas Holdings Group. If credit rating agencies were to change their views of Oncor's independence from any member of the Texas Holdings Group, Oncor's credit ratings would likely decline. Despite the ring-fencing measures, rating agencies have in the past, and could in the future, take an adverse action with respect to Oncor's credit ratings in response to debt restructuring or other activities by EFH Corp. or any of its subsidiaries, including the Chapter 11 Cases In the event any such adverse action takes place and causes Oncor's borrowing costs to increase, it may not be able to recover these increased costs if they exceed Oncor's PUCT-approved cost of debt determined in its most recent rate case or subsequent rate cases.

Risks Related to EFIH's Investment in Oncor

EFIH is a holding company conducting its operations principally through its subsidiary, Oncor (in which it indirectly holds an approximate 80% ownership interest). As such, the risks described below relating to Oncor's business will apply to EFIH. Given the ring-fencing measures that have been implemented by EFH Corp. and Oncor described in Note 1 to the Financial Statements, EFIH will have limited ability to mitigate any of the risks described below.

Oncor's business is subject to ongoing complex governmental regulations and legislation that have impacted, and will continue in the future to impact, its business and/or results of operations.

Oncor's business operates in a changing market environment influenced by various state and federal legislative and regulatory initiatives regarding the electricity industry. Oncor will need to continually adapt to these changes.

Oncor's business is subject to changes in state and federal laws (including PURA, the Federal Power Act, the Public Utility Regulatory Policies Act of 1978 and the Energy Policy Act of 2005), changing governmental policy and regulatory actions including a review of a change in control of Oncor in connection with resolution of the EFH Bankruptcy Proceedings(including those of the PUCT, the NERC, the TRE, the TCEQ, the FERC and the EPA) and the rules, guidelines and protocols of ERCOT with respect to matters including, but not limited to, market structure and design, construction and operation of transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of costs and investments, return on invested capital and environmental matters. Changes in, revisions to, or reinterpretations of existing laws and regulations and other regulatory actions may have a material effect on Oncor's business and it could be exposed to increased costs to comply with the more stringent requirements or new interpretations and to potential liability for customer refunds, penalties or other amounts. If it is determined that Oncor did not comply with applicable statutes, regulations, rules, tariffs or orders and it is ordered to pay a material amount in customer refunds, penalties or other amounts, its financial condition, results of operations, and cash flows would be materially affected.

The Texas Legislature meets every two years. The current regular legislative session began in January 2015; however, at any time the governor of Texas may convene a special session of the legislature. During any regular or special session, bills may be introduced that, if adopted, could materially affect Oncor's business and its business prospects.

The rates of Oncor's electricity delivery business are subject to regulatory review, and may be reduced below current levels, which could adversely impact Oncor's financial condition and results of operations.

The rates charged by Oncor are regulated by the PUCT and certain cities and are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Oncor's rates are regulated based on an analysis of Oncor's costs and capital structure, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the PUCT will judge all of Oncor's costs to have been prudently incurred, that the PUCT will not reduce the amount of invested capital included in the capital structure that Oncor's rates are based upon, or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of Oncor's costs, including regulatory assets reported on Oncor's balance sheet, and the return on invested capital allowed by the PUCT. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Significant Activities and Events and Items Influencing Future Performance – Oncor Matters with the PUCT for discussion of recent and pending rate-related filings with the PUCT.

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

The FERC has established standards for assets identified as "critical cyber assets." Under the Energy Policy Act of 2005, the FERC can impose penalties (up to $1 million per day per violation) for failure to comply with mandatory electric reliability standards, including standards to protect the power system against potential disruptions from cyber and physical security breaches.

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

There can be no guarantee that the execution of Oncor's capital deployment program for its electricity delivery facilities will be successful, and there can be no assurance that the capital investments Oncor intends to make in connection with its electricity delivery business will produce the desired reductions in cost and improvements to service and reliability. Furthermore, there can be no guarantee that Oncor's capital investments will ultimately be recoverable through rates or, if recovered, that they will be recovered on a timely basis. For more information regarding the limitation on recovering the value of investments using rates, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Significant Activities and Events and Items Influencing Future Performance – Oncor Matters with the PUCT and – Key Risks and Challenges.

Market volatility may impact Oncor's business and financial condition in ways that Oncor currently cannot predict.

Because its operations are capital intensive, Oncor expects to rely over the long-term upon access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash-on-hand, operating cash flows or its revolving credit facility. Considering Oncor's construction plans to service its growing customer base and ERCOT needs, it is likely Oncor will incur additional debt. In addition, Oncor may incur additional debt in connection with other investments in infrastructure or technology, such as smart grid systems. Oncor's ability to access the capital or credit markets may be severely restricted at a time when Oncor would like, or need, to access those markets, which could have an impact on Oncor's flexibility to react to changing economic and business conditions. In addition, the cost of debt financing may be materially and adversely impacted by these market conditions. Even if Oncor is able to obtain debt financing, it may be unable to recover in rates some or all of the costs of such debt financing if they exceed its PUCT-approved cost of debt determined in Oncor's most recent rate review or subsequent rate reviews. Accordingly, there can be no assurance that the capital and credit markets will continue to be a reliable or acceptable source of short-term or long-term financing for Oncor. Additionally, disruptions in the capital and credit markets could have a broader impact on the economy in ways that could lead to reduced electricity usage, which could have a negative impact on Oncor's revenues, or have an impact on Oncor's customers, counterparties and/or lenders, causing them to fail to meet their obligations to Oncor.

Adverse actions with respect to Oncor's credit ratings could negatively affect Oncor's ability to access capital.

Oncor's access to capital markets and its cost of debt could be directly affected by its credit ratings. Any adverse action with respect to Oncor's credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. Oncor's credit ratings are currently substantially higher than those of EFH Corp. and EFIH. If credit rating agencies were to change their views on Oncor's independence from EFH Corp., Oncor's credit ratings would likely decline. Despite the ring-fencing measures, rating agencies have in the past taken, and could in the future take, an adverse action with respect to Oncor's credit ratings in response to financing and liability management activities by, or restructuring transactions involving EFH Corp. and other members of the Texas Holdings Group. Further, it is unclear how the progress of the EFH Bankruptcy Proceedings may affect Oncor's credit ratings. In the event any action in connection with the EFH Bankruptcy Proceedings causes Oncor's borrowing costs to increase, Oncor may not be able to recover such increased costs if they exceed the PUCT-approved cost of debt determined in its most recent rate review or subsequent rate reviews.

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

Oncor's revenues from the distribution of electricity are collected from approximately 80 REPs (including TXU Energy, a subsidiary of TCEH) and certain electric cooperatives in Oncor's certificated service area, that sell the electricity Oncor distributes to consumers. Revenues from services provided to TCEH represented 25% of Oncor's total reported consolidated revenues for the year ended December 31, 2014. Revenues from services provided to REP subsidiaries of a non-affiliated entity collectively represented 16% of Oncor's total reported consolidated revenues for the year ended December 31, 2014. Adverse economic conditions, structural problems in the market served by ERCOT, the EFH Bankruptcy Proceedings involving TCEH or the financial difficulties of other REPs could impair the ability of these REPs to pay for Oncor's services or could cause them to delay such payments. Oncor depends on these REPs to timely remit these revenues. Oncor could experience delays or defaults in payment from these REPs, which could adversely affect Oncor's cash flows, financial condition and results of operations. Due to commitments made to the PUCT in connection with the Merger, Oncor will not be allowed to recover bad debt expense, or certain other costs and expenses, from rate payers in the event of a default or bankruptcy by an affiliate REP.

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

Oncor's operations are capital intensive. Oncor relies on access to financial markets and its revolving credit facility as a significant source of liquidity for capital requirements, including maturities of long-term debt, not satisfied by cash-on-hand or operating cash flows. The inability to raise capital on favorable terms or access liquidity facilities, particularly during times of uncertainty similar to those experienced in the financial markets in 2008 and 2009, could adversely impact Oncor's ability to sustain and grow its business and would likely increase capital costs that may not be recoverable through rates. Oncor's access to the financial markets and its revolving credit facility, and the pricing and terms Oncor receives in the financial markets, could be adversely impacted by various factors, such as:

•	changes in financial markets that reduce available credit or the ability to obtain or renew liquidity facilities on acceptable terms;

•	economic weakness in the ERCOT market;

•	changes in interest rates;

•	a deterioration of Oncor's credit or a reduction in its credit ratings;

•	a deterioration of the credit or insolvency or financial distress of one or more lenders under Oncor's revolving credit facility that affects the ability of the lender(s) to make loans to Oncor;

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

Oncor's primary source of liquidity aside from operating cash flows is its ability to borrow under its revolving credit facility. The revolving credit facility contains a debt-to-capital ratio covenant that effectively limits Oncor's ability to incur indebtedness in the future. At December 31, 2014, Oncor was in compliance with such covenant. The revolving credit facility and the senior notes and debentures issued by Oncor are secured by the Deed of Trust, which permits Oncor to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At December 31, 2014, the available bond credits were approximately $2.208 billion and the amount of future debt Oncor could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $1.570 billion. In connection with the Merger, Oncor committed to the PUCT that it would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At December 31, 2014, Oncor's regulatory capitalization ratio was 58.8% debt and 41.2% equity. Oncor's ability to incur additional long-term debt will be limited by its regulatory capital structure.

The costs of providing pension and other postretirement employee benefits (OPEB) and related funding requirements may have a material adverse effect on Oncor's financial condition, results of operations and cash flows.

Oncor offers certain pension, health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees through pension and OPEB plans. Previously, some of these benefits were provided through participation with EFH Corp. and certain other subsidiaries of EFH Corp. in joint plans.

In 2012, Oncor entered into an agreement with EFH Corp. to assume primary responsibility for pension benefits of certain participants for whom EFH Corp. bore primary funding responsibility (a closed group of retired and terminated vested plan participants not related to Oncor's regulated utility business). As the Oncor Retirement Plan received an amount of plan assets equal to the liabilities Oncor assumed for those participants, execution of the agreement did not have a material impact on its reported results of operations or financial condition in 2012. However, there can be no guarantee that such assumption will not have an impact on Oncor's results of operations or financial condition in the future.

In April 2014, Oncor entered into an agreement with EFH Corp. in which Oncor agreed to transfer to the Oncor OPEB Plan effective July 1, 2014, the assets and liabilities related to its eligible current and future retirees as well as retirees of EFH Corp. whose employment included service with both Oncor (or a predecessor regulated electric business) and a nonregulated business of EFH Corp. Pursuant to the agreement, EFH Corp. will retain its portion of the liability for retiree benefits related to those retirees. Since the Oncor OPEB Plan offers identical benefits as the EFH OPEB Plan and Oncor and EFH Corp. retain the same responsibility for participants as before, there was no financial impact as a result of the transfer other than from a remeasurement of the Oncor OPEB Plan’s asset values and obligations. As Oncor is not responsible for EFH Corp.’s portion of the Oncor OPEB Plan’s unfunded liability totaling $101 million as of December 31, 2014, that amount is not reported on its balance sheet.

Oncor's costs or share of the costs of providing pension and OPEB benefits and related funding requirements are dependent upon numerous factors, assumptions and estimates and are subject to changes in these factors, assumptions and estimates, including the market value of the assets funding the pension and OPEB plans. Benefits costs and related funding requirements are also subject to changing employee demographics (including but not limited to age, compensation levels and years of accredited service), the level of contributions made to retiree plans, expected and actual earnings on plan assets and the discount rates used in determining the projected benefit obligation. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in actual market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods.

If EFH Corp. was unable to make contributions to the EFH qualified retirement plan (the plan) assets while it is a member of Oncor's controlled group within the meaning of ERISA, Oncor could be liable under ERISA for such contributions as well as any unfunded plan liability that EFH Corp. is unable to pay. EFH Corp.'s portion of the plan's unfunded pension liability is $30 million at December 31, 2014. Funding for the plan is expected to total approximately $52 million in the 2015 to 2019 period, of which Oncor is expected to fund $41 million.

Oncor's rights under certain agreements with EFH Corp. and other members of the Texas Holdings Group could be adversely affected in connection with the EFH Bankruptcy Proceedings.

Oncor is party to various contracts and unexpired leases with EFH Corp. and other members of the Texas Holdings Group. The US Bankruptcy Code permits a debtor in bankruptcy to assume (accept) or reject contracts and unexpired leases. If members of the Texas Holdings Group, who are debtors in the EFH Bankruptcy Proceedings, were to reject some or all of their contracts and unexpired leases with Oncor in connection with that bankruptcy case, Oncor's results of operations and financial condition could be adversely affected, particularly if Oncor is an unsecured creditor with respect to pre-petition amounts owed to Oncor under such contracts.

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

Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines, photovoltaic (solar) cells and concentrated solar thermal devices. It is possible that advances in these or other technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with traditional generation plants. Changes in technology could also alter the channels through which retail customers buy electricity. To the extent self-generation facilities become a more cost-effective option for certain customers, our revenues could be materially reduced.

Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of Oncor's electricity delivery facilities. Certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by a fixed date. Effective energy conservation by its customers could result in reduced energy demand, or significantly slow the growth in demand. Such reduction in demand could materially reduce its revenues. Furthermore, Oncor may incur increased capital expenditures if it is required to invest in conservation measures.

Oncor is dependent upon a limited number of suppliers and service providers for certain of its operations. If any of these suppliers or service providers failed or became unable to perform on their agreements with Oncor, it could disrupt Oncor's business and have an adverse effect on Oncor's cash flows, financial condition and results of operations.

Oncor relies on suppliers and service providers to provide it with certain specialized materials and services, including materials and services for power line maintenance, repair and construction, its advanced metering system, information technology and customer operations. The financial condition of Oncor's suppliers and service providers may be adversely affected by general economic conditions, such as credit risk. Because many of the tasks of these suppliers and service providers require specialized electric industry knowledge and equipment, if any of these parties fail to perform, go out of business or otherwise become unable to perform, Oncor may not be able to transition to substitute suppliers or service providers in a timely manner. This could delay Oncor's construction and improvement projects, increase its costs and disrupt its operations, which could negatively impact its business and reputation. In addition, Oncor could be subject to fines or penalties in the event a delay resulted in a violation of a PUCT or other regulatory order.

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

EFIH has disclosed a material weakness in its internal control over financial reporting relating to its accounting for deferred income taxes, which could adversely affect EFIH's ability to report its financial condition, results of operations or cash flows accurately and on a timely basis.

In connection with EFIH's assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, it identified a material weakness in its internal control over financial reporting relating to its accounting for deferred income taxes. For a discussion of EFIH's internal control over financial reporting and a description of the identified material weakness, see Management's Annual Report on Internal Control over Financial Reporting under Item 9A, Controls and Procedures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of EFIH's annual or interim financial statements will not be prevented or detected on a timely basis. Management's procedures and testing identified control deficiencies related to incomplete underlying data and insufficient documentation in the reconciliation process related to deferred income tax accounting that led management to conclude that control deficiencies existed at December 31, 2014. As a result of these deficiencies, until they are substantially remediated, it is reasonably possible that internal controls over financial reporting may not prevent or detect errors in the financial statements from occurring that could have been material, either individually or in the aggregate.

While actions have been taken to improve EFIH's internal controls in response to the identified material weakness related to certain aspects of accounting for deferred income taxes, additional work continues to address and remediate the identified material weakness. Until these actions are fully implemented and tested, a material weakness in its internal control over financial reporting will continue to exist. As a result, EFIH's ability to timely or accurately report its future financial condition, results of operations or cash flows may be adversely affected.

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

See Note 11 to the Financial Statements for a description of cash distributions EFIH paid to EFH Corp. and the restrictions on EFIH's ability to pay such distributions.

Item 6.	SELECTED FINANCIAL DATA

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
SELECTED CONSOLIDATED FINANCIAL DATA
(millions of dollars, except ratios)

	At December 31,
	2014	2013	2012 (c)	2011	2010
Total assets	$7,236	$6,252	$7,023	$9,517	$8,547
Capitalization
Borrowings under debtor-in-possession credit facility	$5,400	$—	$—	$—	$—
Debt (a)	—	7,877	6,954	3,436	3,172
Prepetition notes reported as liabilities subject to compromise (a) (b)	3,876	—	—	—	—
Membership interests	(2,203)	(1,822)	(179)	5,805	5,193
Total	$7,073	$6,055	$6,775	$9,241	$8,365
Capitalization ratios
Borrowings under debtor-in-possession credit facility	76.3%	—%	—%	—%	—%
Debt (a)	—%	130.1%	102.6%	37.2%	37.9%
Prepetition notes reported as liabilities subject to compromise (a) (b)	54.8%	—%	—%	—%	—%
Membership interests	(31.1)%	(30.1)%	(2.6)%	62.8%	62.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

	Year Ended December 31,
	2014	2013	2012 (d)	2011	2010
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	$(858)	$(606)	$72	$204	$(106)
Equity in earnings of unconsolidated subsidiary (net of tax)	$349	$335	$270	$286	$277
Net income (loss)	$(354)	$(102)	$315	$417	$213
Ratio of earnings to fixed charges (c)	—	—	1.42	1.92	1.20
____________

(a)	Includes push down of certain EFH Corp. (parent) debt due to EFIH's guarantee of the debt (see Note 8 to the Financial Statements).

(b)	Includes both unsecured and secured obligations incurred prior to the Petition Date, and includes $33 million of deferred debt issuance costs.

(c)	Fixed charges exceeded earnings by $656 million and $393 million for years ended December 31, 2014 and 2013, respectively.

(d)	See Note 11 to the Financial Statements for discussion of the reclassification to membership interests in December 2012 of the EFH Corp. and TCEH debt EFIH held as an investment.

See Notes to the Financial Statements.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014:
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary (a)	$(286)	$(482)	$(79)	$(11)
Equity in earnings of unconsolidated subsidiary (net of tax)	$80	$72	$123	$74
Net income (loss) (a)	$(134)	$(292)	$69	$3

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013:
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary (a)	$100	$(190)	$(196)	$(320)
Equity in earnings of unconsolidated subsidiary (net of tax)	$67	$74	$114	$80
Net income (a)	$131	$(49)	$(14)	$(170)
____________

(a)	For the years ended December 31, 2014 and 2013, EFIH fully reserved income tax receivables from EFH Corp. in the amounts of $125 and $110 million (see Note 5 to the Financial Statements).

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of EFIH's financial condition and results of operations for the years ended December 31, 2014, 2013 and 2012 should be read in conjunction with Selected Consolidated Financial Data and its audited consolidated financial statements and the notes to those statements. Comparisons of year-over-year results are impacted by the effects of the Bankruptcy Filing and the application of Financial Accounting Standards Board Accounting Standards Codification (ASC) 852, Reorganizations.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFIH, a direct, wholly owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company whose wholly owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell electricity to residential, business and other consumers in Texas. Revenues from services provided to TCEH represented 25% and 27% of Oncor's total reported consolidated revenues for the years ended December 31, 2014 and 2013, respectively. EFIH has no reportable business segments. See Notes 1 and 3 to the Financial Statements for a discussion of the reporting of EFIH's investment in Oncor Holdings as an equity method investment and a description of the ring-fencing measures implemented with respect to Oncor Holdings and Oncor. These measures were put in place to mitigate Oncor's and Oncor Holdings' exposure to the Texas Holdings Group with the intent to minimize the risk that a court would order any of the assets and liabilities of the Oncor Ring-Fenced Entities to be substantively consolidated with those of any member of the Texas Holdings Group in the event any such member were to become a debtor in a bankruptcy case. Consistent with these ring-fencing measures, the assets and liabilities of the Oncor Ring-Fenced Entities have not been, and are not expected to be, substantively consolidated with the assets and liabilities of the Debtors in the Chapter 11 Cases.

Significant Activities and Events and Items Influencing Future Performance

Filing under Chapter 11 of the United States Bankruptcy Code — On April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. During the pendency of the Chapter 11 Cases, the Debtors (including the EFIH Debtors) will operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

For additional discussion of the Chapter 11 Cases and its effects, see Note 2 to the Financial Statements and Item 1A, Risk Factors – Risks Related to the Chapter 11 Cases. See Note 6 to the Financial Statements for discussion of the EFIH DIP Facilities.

Proposed Sale of EFH Corp.'s Indirect Economic Ownership Interest in Oncor — In January 2015, the Bankruptcy Court approved the Debtors' bidding procedures motion that sets forth the process by which the Debtors are authorized to solicit proposals (i.e., bids) from third parties to acquire (in any form and employing any structure, whether taxable (in whole or in part) or tax-free) EFH Corp.'s indirect economic ownership interest in Oncor in accordance with the Bankruptcy Code. These bidding procedures contemplate that the Debtors select a stalking horse bid after a two-stage closed bidding process, and, after approval by the Bankruptcy Court of such stalking horse bid, the Debtors conduct a round of open bidding culminating in an auction intended to obtain a higher or otherwise best bid for a transaction. Initial bids were received in early March 2015, and each of the Debtors is currently assessing those submissions. For additional discussion see Note 2 to the Financial Statements and Item 1A, Risk Factors – Risks Related to the Chapter 11 Cases.

Repayment of EFIH Second Lien Notes — In March 2015, with the approval of the Bankruptcy Court, EFIH used some of its cash to repay (Repayment) $735 million, including interest at contractual rates, in amounts outstanding under EFIH's pre-petition 11.00% Second Lien Notes due 2021 (11.00% Notes) and 11.75% Second Lien Notes due 2022 (11.75% Notes) and $15 million in certain fees and expenses of the trustee for such notes. The Repayment required the requisite consent of the lenders under the EFIH DIP Facility. EFIH received such consent from approximately 97% of the lenders under the EFIH DIP Facility and paid an aggregate consent fee equal to approximately $13 million. As a result of the Repayment, as of the date hereof, the principal amount outstanding on the 11.00% Notes and 11.75% are $322 million and $1.388 billion, respectively.

EFIH First Lien Notes Settlement — See Note 6 to the Financial Statements for discussion of the incurrence of the EFIH DIP Facility and the use of certain proceeds to settle the EFIH First Lien Notes.

Oncor Credit Risk Exposure to EFH Corp. and its Subsidiaries — As a result of the Bankruptcy Filing, Oncor had credit risk exposure to trade accounts receivable from TCEH, which related to delivery services provided by Oncor to TCEH's retail electricity operations. At the Petition Date, these accounts receivable totaled $109 million. In June 2014, the Bankruptcy Court authorized the TCEH Debtors to pay all pre-petition delivery charges due Oncor, and such amounts were paid in full.

EFH Corp., Oncor Holdings, Oncor and Oncor's minority investor are parties to a Federal and State Income Tax Allocation Agreement. Additional income tax amounts receivable or payable may arise in the normal course under that agreement.

Further, EFIH had current income tax receivables arising under the Federal and State Income Tax Allocation Agreement from EFH Corp. which totaled $125 million and $110 million at December 31, 2014 and 2013, respectively. Because of the significant uncertainty regarding the ultimate settlement of these amounts due to the Bankruptcy Filing, the income tax receivables were fully reserved, resulting in charges of $125 million and $110 million for the years ended December 31, 2014 and 2013, respectively, reported in other deductions. Additionally, as of December 31, 2014, Oncor has a noncurrent tax receivable from EFH Corp. of $64 million arising from the Oncor Tax Sharing Agreement.

Settlement of Make-Whole Agreements with Oncor — See Note 12 to the Financial Statements for discussion of the settlement in 2012 of EFIH's interest and tax-related reimbursement agreements with Oncor associated with Oncor's bankruptcy-remote financing subsidiary's securitization bonds.

Oncor's Investment in Transmission and Distribution Infrastructure — Oncor expects its capital expenditures on transmission and distribution infrastructure to total approximately $1.1 billion in 2015. Oncor's management currently expects to recommend to its board of directors capital expenditures of approximately $1.4 billion in 2016 and approximately $1.5 billion in each of the years 2017 through 2020. These capital expenditures are expected to be used for investment in transmission and distribution infrastructure, including approximately $1.2 billion in the period 2015 through 2018 that Oncor currently expects to use for electric infrastructure enhancement in the West Texas region.

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

Competitive Renewable Energy Zones (CREZs) (PUCT Docket Nos. 35665 and 37902) — In 2009, the PUCT awarded Oncor CREZ construction projects. These projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in the western part of Texas to population centers in the eastern part of Texas, as well as building additional facilities to provide further voltage support to the transmission grid as a result of CREZ. At December 31, 2014, Oncor's cumulative CREZ-related capital expenditures totaled $2.011 billion, including $140 million in 2014.

2008 Rate Review Filing (PUCT Docket No. 35717) — In August 2009, the PUCT issued a final order with respect to Oncor's June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007, and new rates were implemented in September 2009. Oncor and four other parties appealed various portions of the rate review final order to a state district court. In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT's disallowance of certain franchise fees and the PUCT's decision that PURA no longer requires imposition of a rate discount for state colleges and universities. Oncor filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues it appealed to the district court and did not prevail upon, as well as the district court's decision to reverse the PUCT with respect to discounts for state colleges and universities. In August 2014, the Austin Court of Appeals reversed the district court and affirmed the PUCT with respect to the PUCT's disallowance of certain franchise fees and the PUCT's decision that PURA no longer requires imposition of a rate discount for state colleges and universities. The Austin Court of Appeals also reversed the PUCT and district court's rejection of a proposed consolidated tax savings adjustment arising out of EFH Corp.'s ability to offset Oncor's taxable income against losses from other investments and remanded the issue to the PUCT to determine the amount of the consolidated tax savings adjustment. In late August 2014, Oncor filed a motion on rehearing with the Austin Court of Appeals with respect to certain appeal issues on which Oncor was not successful, including the consolidated tax savings adjustment. In December 2014, the Austin Court of Appeals issued its Opinion on Rehearing, clarifying that it was rendering judgment on the rate discount for state colleges and universities issue (affirming that PURA no longer requires imposition of the rate discount) rather than remanding it to the PUCT, and dismissing the motions for rehearing regarding the franchise fee issue and the consolidated tax savings adjustment. Oncor filed a petition for review with the Texas Supreme Court in February 2015. If Oncor's appeals efforts are unsuccessful and the proposed consolidated tax savings adjustment is implemented, Oncor estimates that on remand the impact on earnings of the consolidated tax savings adjustment's value could range from zero, as originally determined by the PUCT in Docket No. 35717, to a $130 million loss (after tax). Oncor does not believe that any of the other issues ruled upon by the Austin Court of Appeals would result in a material impact to its results of operations or financial condition.

Transmission Cost Recovery and Rates (PUCT Docket Nos. 43858, 42558, 42059 and 41543) — In order to reflect increases or decreases in its wholesale transmission costs, including fees it pays to other transmission service providers, PUCT rules allow Oncor to update the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs on March 1 and September 1 each year. In December 2014, Oncor filed an application to update the TCRF, which became effective March 1, 2015. This application was designed to reduce Oncor's billings for the period from March 2015 through August 2015 by $27 million. In May 2014, Oncor filed an application to update the TCRF, which became effective September 1, 2014. This application was designed to increase Oncor's billings for the period from September 2014 through February 2015 by $71 million. In December 2013, Oncor filed an application to update the TCRF, which became effective March 1, 2014. This application was designed to increase Oncor's billings for the period from March 2014 through August 2014 by $44 million. In June 2013, Oncor filed an application to update the TCRF, which became effective September 1, 2013. This application was designed to increase Oncor's billings for the period from September 2013 through February 2014 by $88 million.

Transmission Interim Rate Update Applications (PUCT Docket Nos. 44363, 42706, 42267, 41706 and 41166) — In order to reflect changes in its invested transmission capital, PUCT rules allow Oncor to update its transmission cost of service (TCOS) rates by filing up to two interim TCOS rate adjustments in a calendar year. TCOS revenues are collected from load serving entities benefiting from Oncor's transmission system. REPs serving customers in Oncor's service territory are billed through the TCRF mechanism discussed above while other load serving entities are billed directly. In January 2015, Oncor filed an application for an interim update of its TCOS rate. The new rate was approved by the PUCT and became effective in March 2015. Oncor's annualized revenues increased by an estimated $35 million with approximately $23 million of this increase recoverable through transmission costs charged to wholesale customers and $12 million recoverable from REPs through the TCRF component of Oncor's delivery rates.

In July 2014, Oncor filed an application for an interim update of its TCOS rate. The new rate was approved by the PUCT and became effective in September 2014. Oncor's annualized revenues increased by an estimated $12 million with approximately $8 million of this increase recoverable through transmission costs charged to wholesale customers and $4 million recoverable from REPs through the TCRF component of Oncor's delivery rates. In February 2014, Oncor filed an application for an interim update of its TCOS rate. The new rate was approved by the PUCT and became effective in April 2014. Oncor's annualized revenues increased by an estimated $74 million with approximately $47 million of this increase recoverable through transmission costs charged to wholesale customers and $27 million recoverable from REPs through the TCRF component of Oncor's delivery rates.

In July 2013, Oncor filed an application for an interim update of its TCOS rate. The new rate was approved by the PUCT and became effective in September 2013. Oncor's annualized revenues increased by an estimated $71 million with approximately $45 million of this increase recoverable through transmission costs charged to wholesale customers and $26 million recoverable from REPs through the TCRF component of Oncor's delivery rates. In January 2013, Oncor filed an application for an interim update of its TCOS rate. The new rate was approved by the PUCT and became effective in March 2013. Oncor's annualized revenues increased by an estimated $27 million with approximately $17 million of this increase recoverable through transmission costs charged to wholesale customers and $10 million recoverable from REPs through the TCRF component of Oncor's delivery rates.

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

KEY RISKS AND CHALLENGES

Following is a discussion of key risks and challenges facing management and the initiatives currently underway to manage such challenges. These matters involve risks that could have a material effect on EFIH's results of operations, liquidity or financial condition. Also see Item 1A, Risk Factors.

Chapter 11 Cases

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

The duration of the Chapter 11 Cases is difficult to estimate and ultimately could be lengthy. If the EFIH Debtors are unable to file a Chapter 11 plan of reorganization, or solicit the appropriate votes for such plan, in each case, prior to the expiration of the exclusivity period granted by the Bankruptcy Court (currently June 23, 2015 for filing a Chapter 11 plan of reorganization and August 23, 2015 for soliciting the appropriate votes for such plan), third parties could file their own plan or plans of reorganization. Any such third party plan or plans will likely exacerbate the duration, cost and contentiousness of the Chapter 11 Cases.

To mitigate the risks discussed above, EFIH has engaged outside counsel and other advisors who are experts in bankruptcy matters to assist it with legal and administrative matters related to the Chapter 11 Cases.

Oncor's Rates and Cost Recovery

Oncor's rates are regulated by the PUCT and certain cities and are subject to regulatory rate-setting processes and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Oncor's rates are regulated based on an analysis of their costs and capital structure, as reviewed and approved in a regulatory proceeding. Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. However, there is no assurance that the PUCT will judge all of Oncor's costs to have been prudently incurred, that the PUCT will not reduce the amount of invested capital included in the capital structure that Oncor's rates are based upon, that the regulatory process in which rates are determined will always result in rates that produce full recovery of Oncor's costs or that Oncor's authorized return on equity will not be reduced. See Significant Activities and Events and Items Influencing Future Performance – Oncor Matters with the PUCT.

Oncor's Capital Availability and Cost

EFIH's investment in Oncor, which represents approximately 80% of Oncor's membership interests, is a significant value driver of EFIH's overall business. Oncor's access to capital markets and cost of debt could be directly affected by its credit ratings. Any adverse action with respect to Oncor's credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease and could result in reduced distributions from Oncor. Oncor's credit ratings are currently substantially higher than those of the Texas Holdings Group. If credit rating agencies were to change their views of Oncor's independence from any member of the Texas Holdings Group, Oncor's credit ratings would likely decline. EFIH believes these risks are substantially mitigated by the significant ring-fencing measures implemented by EFH Corp. and Oncor as described in Note 1 to the Financial Statements.

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

Oncor's Cyber Security and Infrastructure Protection Risk

A breach of Oncor's cyber/data or physical security measures that impairs Oncor's information technology infrastructure or transmission and distribution infrastructure could disrupt normal business operations, affect its ability to control its transmission and distribution system, expose Oncor to material regulatory claims and limit communication with third parties. Any loss of confidential or proprietary data through a cyber/data breach could also materially affect Oncor's reputation, expose the company to legal claims or impair its ability to execute on business strategies. Oncor participates in industry groups and with regulators to remain current on emerging threats and mitigating techniques. While it has not experienced any security breach with a significant operational, reputational or financial impact, Oncor recognizes the growing threat within its industry and is proactively taking steps to continuously improve its technology, security measures, processes and services to detect, mitigate and protect its assets, both physical and cyber.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

EFIH's significant accounting policies are discussed in Note 1 to the Financial Statements. EFIH follows accounting principles generally accepted in the US. Application of these accounting policies in the preparation of its consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and income and expenses during the periods covered. The following is a summary of certain critical accounting policies that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

Investment in Affiliate Debt

EFIH holds debt securities of EFH Corp. and TCEH that it acquired through debt exchanges. The securities were held as available for sale securities and were recorded at fair value, within the income statement as interest income. EFIH evaluated its affiliate debt for impairment and recorded an impairment loss if declines in fair value were deemed to be other than temporary, which occurred if it determined it would be unable to recover the carrying value of the investment. Impairments were accounted for as a reduction of interest income if related to the issuer's credit. If they were not related to the issuer's credit, the impairments were recorded in other comprehensive income. As discussed in Note 11 to the Financial Statements these securities were classified as a reduction of membership interests at December 31, 2012 and thus, were no longer carried as available for sale securities.

Push Down of Merger-Related Debt

Merger-related debt of EFH Corp. and its subsidiaries consists of debt issued or existing at the time of the Merger. Debt issued in exchange for Merger-related debt is considered Merger-related. Debt issuances are considered Merger-related debt to the extent the proceeds are used to repurchase Merger-related debt. Merger-related debt of EFH Corp. (parent) that is fully and unconditionally guaranteed on a joint and several basis by EFCH and EFIH is subject to push down in accordance with SEC Staff Accounting Bulletin Topic 5-J, and as a result, a portion of such debt and related interest expense is reflected in EFIH's financial statements. Merger-related debt of EFH Corp. held by its subsidiaries is not subject to push down. The amount reflected in EFIH's balance sheet represents 50% of the EFH Corp. Merger-related debt guaranteed by EFIH. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., EFIH records the settlement of such amounts (net of income tax) as noncash capital contributions from EFH Corp. As a result of transactions completed in January 2013, $60 million principal amount of debt remains subject to push down at both December 31, 2014 and December 31, 2013. See Note 8 to the Financial Statements.

Investment in Oncor Holdings

EFIH's balance sheet reflects its investment in Oncor Holdings, which holds an approximate 80% interest in Oncor, as an equity method investment. See Note 3 to the Financial Statements for additional information regarding the accounting for EFIH's investment in Oncor Holdings.

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

EFH Corp., Oncor Holdings, Oncor and Oncor's third-party minority investor are parties to a Federal and State Income Tax Allocation Agreement, which governs the computation of federal income tax liability among such parties, and similarly provides, among other things, that each of Oncor Holdings and Oncor will pay EFH Corp. its share of an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return.

EFIH's income tax expense and related consolidated balance sheet amounts involve significant management estimates and judgments. Amounts of deferred income tax assets and liabilities, as well as current and noncurrent accruals, involve estimates and judgments of the timing and probability of recognition of income and deductions by taxing authorities. In assessing the likelihood of realization of deferred tax assets, management considers estimates of the amount and character of future taxable income. Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, EFIH's forecasted financial condition and results of operations in future periods, as well as final review of filed tax returns by taxing authorities. EFH Corp.'s income tax returns are regularly subject to examination by applicable tax authorities. In management's opinion, pursuant to income tax accounting guidance related to uncertain tax positions, there is no material liability for future taxes that may be owed as a result of any examination.

See Notes 1 and 4 to the Financial Statements for discussion of income tax matters.

Accounting in Reorganization

Consolidated financial statements for periods following the Petition Date have been prepared in accordance with ASC 852, Reorganizations, which contemplates the realization of assets and the satisfaction of liabilities on a going concern basis. However, as a result of the Chapter 11 Cases, such realization of assets and satisfaction of liabilities are subject to a number of uncertainties. ASC 852 requires the following:

•
Reclassification of unsecured or under-secured pre-petition debt, including unamortized deferred financing costs and discounts/premiums associated with debt, and other liabilities to a separate line item in the consolidated balance sheets, called "Liabilities subject to compromise;"

•	Nonaccrual of interest expense for financial reporting purposes, to the extent not paid during bankruptcy;

•
Reporting in a new line in the statements of consolidated income (loss) of incremental items of income or loss related to bankruptcy, such as professional fees, as well as adjustments of liabilities to allowed claim amounts and ultimately settlement amounts as a separate line item in the statements of consolidated income (loss);

•
Evaluation of actual or potential bankruptcy claims, which are not already reflected as a liability on the consolidated balance sheets, under ASC 450, Contingencies. If valid unrecorded claims meeting the ASC 450 criteria are presented to EFIH in future periods, EFIH will accrue for these amounts at the expected amount of the allowed claim, and

•
Upon emergence from Chapter 11 reorganization, fresh-start accounting under GAAP may be required. Under fresh-start accounting, the reorganization value of the entity would be allocated to the entity's individual assets and liabilities on a fair value basis in conformity with the procedures specified by ASC 805, Business Combinations.

RESULTS OF OPERATIONS

Financial Results – Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Selling, general, and administrative expenses increased $2 million to $22 million in 2014. The 2014 amount includes $15 million for legal and other professional services associated with EFIH's debt restructuring activities prior to the Petition Date, of which $4 million was allocated by EFH Corp. The 2014 amount also includes $3 million in allocated Sponsor Group management fees and $4 million in allocated other shared services costs. Payments of Sponsor Group management fees and associated cost allocations were suspended beginning with the payment due December 31, 2013. The 2013 amount reflects legal and other consulting services costs associated with EFH Corp.'s debt restructuring initiatives, of which $12 million was allocated by EFH Corp. See Note 12 to the Financial Statements for discussion of allocations from EFH Corp.

Other deductions increased $18 million to $128 million in 2014, primarily reflecting the recording of a larger reserve against EFIH's income tax receivable from EFH Corp. in 2014 (see Note 5 to the Financial Statements).

Interest income – affiliates decreased $284 million to zero in 2014. The decline reflects reclassification in 2013 of mark-to-market gains on certain holdings of affiliate debt from accumulated other comprehensive income to interest income resulting from the 2013 distribution of all EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes held by EFIH. See Notes 11 and 13 to the Financial Statements.

Interest expense and related charges decreased $319 million to $441 million in 2014. The decrease reflected $479 million in lower interest expense on pre-petition debt due to the discontinuation of interest upon the Bankruptcy Filing, partially offset by $125 million in interest expense on debtor-in-possession financing and $35 million in lower amortization of pre-petition debt premiums, discounts and issuance costs due to discontinuance of amortization and reclassification of such amounts to liabilities subject to compromise

Reorganization items totaled $267 million in 2014 and included $50 million in legal advisory and representation services fees, a $108 million net loss on the exchange and settlement of the EFIH First Lien Notes and $94 million in fees associated with completion of the EFIH First Lien DIP Facility. See Note 7 to the Financial Statements for additional discussion.

Income tax benefit totaled $155 million and $169 million in 2014 and 2013, respectively. Pretax amounts exclude equity in earnings of unconsolidated subsidiaries. Excluding the effect of the reserve against the income tax receivable from EFH Corp. (see Notes 4 and 5 to the Financial Statements) that was recorded without income tax benefit, the effective tax rate was 21.1% in 2014 compared to 34.1% in 2013. The decrease in the effective income tax rate is driven primarily by a valuation allowance against deferred tax assets and higher nondeductible legal and other professional services costs related to the Chapter 11 Cases in 2014.

Equity in earnings of EFIH's Oncor Holdings unconsolidated subsidiary (net of tax) increased $14 million to $349 million in 2014. The increase in equity earnings of Oncor reflected increased revenue from higher transmission rates and lower interest expense. These favorable effects were partially offset by higher income taxes reflecting the $11 million favorable tax effect in 2013 due to resolution of certain income tax positions and an increase in non-deductible amortization of regulatory assets, higher depreciation, higher operation and maintenance expense and higher property taxes. See Note 3 to the Financial Statements.

Net loss increased $252 million to $354 million in 2014. The change was driven by a decrease in interest income - affiliates, the existence of reorganization items in 2014 and the reserve against the income tax receivable from EFH Corp., partially offset by lower interest expense on pre-petition debt and higher equity in earnings of Oncor Holdings.

Financial Results – Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Selling, general, and administrative expenses totaled $20 million in 2013, and no amounts were recorded in 2012. The 2013 amount reflects legal and other professional services costs associated with EFH Corp.'s debt restructuring initiatives, of which $12 million was allocated by EFH Corp. (see Note 12 to the Financial Statements).

Other deductions totaled $110 million in 2013, reflecting the recording of a reserve against EFIH's income tax receivable from EFH Corp. (see Note 5 to the Financial Statements).

Interest income – affiliates decreased $314 million to $284 million in 2013. The decline reflects the reclassification of affiliate debt EFIH holds that resulted in interest received on such debt in 2013 being recorded as an increase in membership interests instead of interest income. This impact was partially offset by $284 million in interest income in 2013 that represents previous mark-to-market gains on certain holdings of affiliate debt reclassified from accumulated other comprehensive income. See Note 13 to the Financial Statements for discussion of these reclassifications.

Interest expense and related charges increased $234 million to $760 million in 2013. The increase was driven by the issuance of EFIH Notes in 2012 and 2013 (see Note 9 to the Financial Statements).

Income tax benefit totaled $169 million in 2013 on a pretax loss compared to income tax expense of $27 million on pretax income in 2012. Pretax amounts exclude equity in earnings of unconsolidated subsidiaries. Excluding the effect of the reserve against the income tax receivable that was recorded without income tax benefit, the effective tax rate was 34.1% in 2013 compared to 37.5% in 2012. The change in the effective income tax rate is due largely to the effects of a relatively large pretax loss in 2013 compared to the small pretax income amount in 2012. See Note 4 to the Financial Statements for a reconciliation of the effective rates to the US federal statutory rate.

Equity in earnings of EFIH's Oncor Holdings unconsolidated subsidiary (net of tax) increased $65 million to $335 million in 2013. The increase in equity earnings of Oncor reflected an $11 million favorable tax effect in 2013 due to resolution of certain income tax positions at Oncor and a $31 million unfavorable impact in 2012 from the settlement of a management incentive pay plan. The settlement resulted in a $57 million pretax charge reported by Oncor. Excluding these items, the increase in Oncor's earnings reflected higher revenues from higher transmission rates, the effect of colder fall/winter weather and growth in points of delivery, partially offset by higher operation and maintenance expenses and higher depreciation. See Note 3 to the Financial Statements.

Net loss totaled $102 million in 2013 compared to net income of $315 million in 2012. The $417 million change was driven by a decrease in interest income, an increase in interest expense and the reserve against the income tax receivable from EFH Corp., partially offset by higher equity in earnings of Oncor Holdings.

FINANCIAL CONDITION

Operating Cash Flows

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 — Cash used in operating activities totaled $243 million in 2014 and $428 million in 2013, respectively. The decrease in cash used of $185 million was primarily driven by $243 million in lower cash interest payments due to the discontinuation of interest paid on pre-petition debt (see Note 9 to the Financial Statements), partially offset by higher legal and other professional services costs.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 — Cash used in operating activities totaled $428 million in 2013 and $202 million in 2012, respectively. The change of $226 million reflected $267 million in higher interest payments and a decrease of $184 million in interest received on affiliate debt, partially offset by a decrease of $185 million in income taxes paid to EFH Corp. (2012 payments included amounts related to prior years) and $66 million in higher cash distributions from Oncor Holdings. See Note 11 to the Financial Statements for discussion of the distribution of EFH Corp. debt as a dividend to EFH Corp., which has resulted in interest received in 2013 being reported as a financing cash flow.

Amortization of debt issuance costs reported in the condensed statements of consolidated cash flows relates to the debt pushed down from EFH Corp. and the debt issued by EFIH, including EFIH's debtor-in-possession financing. Remaining unamortized costs at the Petition Date were reclassified to liabilities subject to compromise (LSTC) and amortization ceased (see Note 8 to the Financial Statements). All amortized debt issuance costs are reported in interest expense and related charges in the condensed statements of consolidated income (loss).

Financing Cash Flows

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 — Cash provided by financing activities totaled $1.158 billion in 2014 and cash used in financing activities totaled $434 million in 2013. Cash provided by financing activities in 2014 included $3.564 billion in borrowings under the EFIH DIP Facility, partially offset by $2.312 billion in repayments of EFIH First Lien Notes and $94 million in payments for fees associated with the completion of the EFIH DIP Facility. Cash used in financing activities in 2013 reflected a cash distribution to EFH Corp. of $680 million for the purpose of EFH Corp. repaying the balance of the TCEH Demand Notes (see discussion below of investing cash flows), partially offset by $252 million of interest received on holdings of affiliate debt.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 — Cash used in financing activities totaled $434 million in 2013 compared to cash provided totaling $1.260 billion in 2012, respectively. Activity in 2013 reflected a cash distribution to EFH Corp. of $680 million released from an escrow account for the purpose of EFH Corp. repaying the balance of the TCEH Demand Notes (see discussion below of investing cash flows), partially offset by $252 million of interest received on holdings of affiliate debt. Activity in 2012 reflected the issuances of $2.253 billion of EFIH Notes and distributions of $950 million of the proceeds to EFH Corp. See Note 11 to the Financial Statements for discussion of reclassification of affiliate debt EFIH holds that resulted in interest received on such debt in 2013 being recorded as an increase in membership interests instead of interest income.

Investing Cash Flows

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 — There was no cash used in or provided by investing activities in 2014. Cash provided by investing activities in 2013 totaled $680 million and represented a release of funds from a collateral account to pay a distribution to EFH Corp. in January 2013. The funds represented a portion of the net proceeds from the issuance of EFIH Notes in 2012 that were placed in escrow at that time.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 — Cash provided by investing activities totaled $680 million in 2013 compared to cash used totaling $680 million in 2012. The change was driven by restricted cash movements, as $680 million was deposited in a collateral account in 2012 for the purpose of EFH Corp. repaying the balance of the TCEH Demand Notes and the funds were released from the escrow account in January 2013 to make the repayment (see Note 11 to the Financial Statements).

Available Liquidity — In March 2015, with the approval of the Bankruptcy Court, EFIH used some of its cash to repay (Repayment) $735 million, including interest at contractual rates, in amounts outstanding under EFIH's pre-petition 11.00% Second Lien Notes due 2021 (11.00% Notes) and 11.75% Second Lien Notes due 2022 (11.75% Notes) and $15 million in certain fees and expenses of the trustee for such notes. The Repayment required the requisite consent of the lenders under the EFIH DIP Facility. EFIH received such consent from approximately 97% of the lenders under the EFIH DIP Facility and paid an aggregate consent fee equal to approximately $13 million. As a result of the Repayment, as of the date hereof, the principal amount outstanding on the 11.00% Notes and 11.75% are $322 million and $1.388 billion, respectively.

Liquidity After the Bankruptcy Filing — Subject to certain exceptions under the Bankruptcy Code, the Bankruptcy Filing automatically enjoined, or stayed, the continuation of most pending judicial or administrative proceedings and the filing of other actions against the EFIH Debtors or their property to recover on, collect or secure a claim arising prior to the date of the Bankruptcy Filing (including with respect to EFIH's pre-petition debt instruments).

The Bankruptcy Court approved final orders in June 2014 authorizing the EFIH DIP Facility (see Note 6 to the Financial Statements). The EFIH DIP Facility provides for up to $5.4 billion in senior secured, super-priority financing.

EFIH believes that the EFIH DIP facility, plus cash distributions received from Oncor Holdings, will be sufficient to fund its anticipated cash requirements through at least the maturity date of the EFIH DIP facility. As a result of the Chapter 11 Cases, EFIH does not expect to receive further interest payments on affiliate debt securities it holds.

Debt Capacity — The EFIH DIP Facility permits, subject to certain terms, conditions and limitations, EFIH to incur incremental junior lien subordinated debt in an aggregate amount not to exceed $3 billion.

Distributions of Earnings from Oncor Holdings — Oncor Holdings' distributions of earnings to EFIH totaled $202 million, $213 million and $147 million for the years ended December 31, 2014, 2013 and 2012, respectively. On February 26, 2015, EFIH received a distribution totaling $74 million from Oncor Holdings. See Note 3 to the Financial Statements for discussion of limitations on amounts Oncor can distribute to its members.

Debt Activity — Debt activities during the year ended December 31, 2014 are principal amounts, and settlements exclude amounts related to debt discount, financing and reacquisition expenses. In June 2014, EFIH issued a $5.4 billion first-lien debtor-in-possession financing facility which was used in settlements of the EFIH First Lien Notes consisting of a $2.312 billion cash exchange and a $1.673 billion noncash exchange (see Note 6 to the Financial Statements).

EFIH Toggle Notes Interest Election — EFIH made its 2013 interest payments on the EFIH Toggle Notes by using the PIK feature of those notes. During the applicable PIK interest periods, the interest rate on these notes is increased from 11.25% to 12.25%. As a result of the PIK election, EFIH increased the aggregate principal amount of the notes by $173 million in 2013. See Note 8 to the Financial Statements for further discussion of the EFIH Toggle Notes.

Income Tax Matters — EFH Corp. and certain of its subsidiaries (including EFCH, EFIH, and TCEH, but not including Oncor Holdings and Oncor) are parties to a Federal and State Income Tax Allocation Agreement, which provides, among other things, that any corporate member or disregarded entity in the EFH Corp. group is required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. EFH Corp., Oncor Holdings, Oncor and Oncor's third-party minority investor are parties to a separate Federal and State Income Tax Allocation Agreement, which governs the computation of federal income tax liability among such parties, and similarly provides, among other things, that each of Oncor Holdings and Oncor will pay EFH Corp. its share of an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. The material weakness in EFH Corp.'s internal controls over financial reporting related to accounting for deferred income taxes, as described in Item 9A, Controls and Procedures, did not cause any change in its historic tax sharing practices or the interpretation of any tax sharing agreements within the different members of its company.

See Note 12 to the Financial Statements for discussion of income tax payments to and from EFH Corp.

Capitalization — At December 31, 2014, EFIH's capitalization ratios consisted of 131.1% borrowings under debtor -in-possession credit facilities and pre-petition notes reported as liabilities subject to compromise and (31.1)% membership interests. At December 31, 2013, EFIH's capitalization ratios consisted of 130.1% debt and (30.1)% membership interests.

Financial Covenants — The Bankruptcy Filing constituted an event of default and automatic acceleration under the agreements governing the pre-petition debt of the EFIH Debtors. The creditors are, however, stayed from taking any action against the EFIH Debtors as a result of such defaults and accelerations under the Bankruptcy Code.

The EFIH DIP Facility includes a minimum liquidity covenant pursuant to which EFIH cannot allow unrestricted cash (as defined in the EFIH DIP Facility) to be less than $150 million. EFIH is in compliance with this covenant.

See Note 6 to the Financial Statements for discussion of other covenants related to the DIP Facility.

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

Contractual Obligations and Commitments — The following table summarizes EFIH's contractual cash obligations at December 31, 2014 (see Note 6 to the Financial Statements for additional disclosures regarding these debt obligations). Pre-petition liabilities subject to compromise (i.e., obligations incurred or accrued prior to the Bankruptcy Filing) are being administered by the Bankruptcy Court and are excluded from the table below due to the uncertainty related to when those obligations will mature.

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Debt – principal (a)	$—	$5,400	$—	$—	$5,400
Debt – interest	230	107	—	—	337
Total contractual cash obligations	$230	$5,507	$—	$—	$5,737
_____________

(a)	Includes $5.4 billion of borrowings under the EFIH DIP Facility.

Guarantees — See Note 10 to the Financial Statements for discussion of guarantees.

OFF-BALANCE SHEET ARRANGEMENTS

See Notes 3 and 10 to the Financial Statements regarding VIEs and guarantees, respectively.

COMMITMENTS AND CONTINGENCIES

See Note 10 to the Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to the Financial Statements for discussion of changes in accounting standards.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the risk that in the ordinary course of business that EFIH may experience a loss in value as a result of changes in market conditions that affect economic factors such as interest rates. EFIH's debt at December 31, 2014 consists of debtor-in-possession financing. Pre-petition obligations (i.e., obligation incurred or accrued prior to the Bankruptcy Filing) are being administered by the Bankruptcy Court and are excluded from the table below due to the uncertainty related to when those obligations will mature. All of EFIH's debt at December 31, 2013 carried fixed interest rates and exclude the effects of unamortized premiums. See Notes 6 and 8 to the Financial Statements for further discussion of these financial instruments.

	2014 Total Carrying Amount	2014 Total Fair Value	2013 Total Carrying Amount	2013 Total Fair Value
	(millions of dollars, except percentages)
Debt amounts:
Fixed rate debt amount (a)	$—	$—	$7,739	$7,849
Average interest rate (b)	—%		10.90%
Variable rate debt amount	$5,400	$5,400	$—	$—
Average interest rate (b)	4.25%
Total Debt	$5,400	$5,400	$7,739	$7,849
_____________

(a)	2013 includes pushed down debt. See Note 8 to the Financial Statements.

(b)	The weighted average interest rate presented is based on the rate in effect at December 31, 2014.

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

At December 31, 2014, Oncor's exposure to credit risk associated with accounts receivable from nonaffiliate customers totaled $410 million. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $3 million, and includes trade accounts receivable from REPs totaling $298 million, which are almost entirely noninvestment grade. At December 31, 2014, REP subsidiaries of one nonaffiliated entity collectively represented approximately 12% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure. Oncor views its exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default would have a material effect on cash flows.

See Management's Discussion and Analysis of Financial Condition and Results of Operations – Significant Activities and Events and Items Influencing Future Performance – Credit Risk Exposure to EFH Corp. and its Subsidiaries above for discussion of Oncor's credit risk to accounts receivable from affiliates.

See Note 12 to the Financial Statements for discussion of transactions between Oncor and TCEH and EFH Corp.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by EFIH contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including such matters as activities related to EFIH's bankruptcy, financial or operational projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of EFIH's business and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although EFIH believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, Risk Factors and the discussion under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this report and the following important factors, among others, that could cause EFIH's actual results to differ materially from those projected in such forward-looking statements:

•
The Debtors (including the EFIH Debtors) ability to develop, file and complete a Chapter 11 plan of reorganization that receives the necessary votes from the required creditors and stakeholders and the approval from the Bankruptcy Court, particularly prior to the expiration of the exclusivity period granted by the Bankruptcy Court;

•	the outcome of the court-supervised bid process with respect to the restructuring of EFH Corp. and EFIH

•
EFIH's ability to obtain Bankruptcy Court approval with respect to the EFIH Debtors' motions in the Chapter 11 Cases, including such approvals not being overturned on appeal or being stayed for any extended period of time;

•	the terms and conditions of any Chapter 11 plan of reorganization that is ultimately approved by the Bankruptcy Court;

•	EFIH's ability to remain in compliance with the requirements of the EFIH DIP Facility;

•
EFIH's ability to maintain or obtain sufficient financing sources for EFIH's cash requirements during the pendency of the Chapter 11 Cases and its ability to obtain sufficient exit financing to fund any Chapter 11 plan of reorganization;

•
the actions and decisions of creditors, regulators and other third parties that have an interest in the Chapter 11 Cases or reorganization that may be inconsistent with, or interfere with, EFIH's plans;

•	the duration of the Chapter 11 Cases;

•	the actions and decisions of regulatory authorities relative to any Chapter 11 plan of reorganization;

•	restrictions on EFIH's activities due to the terms of its debt agreements, including the EFIH DIP Facility, and restrictions imposed by the Bankruptcy Court;

•	EFIH's ability to obtain any required regulatory consent necessary to implement any Chapter 11 plan of reorganization;

•
the outcome of current or potential litigation regarding whether holders are entitled to make-whole premiums and/or post-petition interest in connection with the treatment of their claims in bankruptcy;

•	the outcome of current or potential litigations regarding intercompany claims and/or derivative claims;

•
prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, the FERC, the NERC, the TRE, the PUCT, the EPA and the TCEQ, with respect to, among other things:

◦	allowed rates of return;

◦	permitted capital structure;

◦	industry, market and rate structure;

◦	recovery of investments;

◦	acquisition and disposal of assets and facilities;

◦	development, construction and operation of facilities;

◦	changes in tax laws and policies, and

◦	changes in and compliance with environmental and safety laws and policies;

•	legal and administrative proceedings and settlements, including the legal proceedings arising out of the Chapter 11 Cases;

•	general industry trends;

•	economic conditions, including the impact of an economic downturn;

•	weather conditions, including drought and limitations on access to water, and other natural phenomena, and acts of sabotage, wars or terrorist or cyber security threats or activities;

•	population growth or decline, or changes in market supply or demand and demographic patterns, particularly in ERCOT;

•	changes in business strategy, development plans or vendor relationships;

•	changes in interest rates or rates of inflation;

•	changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions and the potential impact of disruptions in US and international credit markets;

•	the amount and timing of dividends received from Oncor;

•	access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in capital markets;

•	EFIH's ability to obtain and maintain sufficient cash flow to make interest payments, and EFIH's ability to refinance its debt instruments, including the EFIH DIP Facility;

•	changes in technology used by and services offered by EFIH and/or its subsidiaries;

•
significant changes in the relationship of EFIH with their employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•
changes in assumptions used to estimate costs of providing employee benefits, including medical and dental benefits, pension and OPEB, and future funding requirements related thereto, including joint and several liability exposure under ERISA;

•	changes in assumptions used to estimate future executive compensation payments;

•	hazards customary to the industry and the possibility that EFIH may not have adequate insurance to cover losses resulting from such hazards;

•	significant changes in critical accounting policies, and

•	actions by credit rating agencies.

Any forward-looking statement speaks only at the date on which it is made, and except as may be required by law, EFIH undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for EFIH to predict all of them; nor can EFIH assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. As such, you should not unduly rely on such forward-looking statements.

INDUSTRY AND MARKET INFORMATION

The industry and market data and other statistical information used throughout this report are based on independent industry publications, government publications, reports by market research firms or other published independent sources, including certain data published by ERCOT, the PUCT and NYMEX. EFIH did not commission any of these publications or reports. Some data is also based on good faith estimates, which are derived from EFIH's review of internal surveys, as well as the independent sources listed above. Independent industry publications and surveys generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. While EFIH believes that each of these studies and publications is reliable, it has not independently verified such data and make no representation as to the accuracy of such information. Forecasts are particularly likely to be inaccurate, especially over long periods of time, and EFIH does not know what assumptions regarding general economic growth are used in preparing the forecasts included in this report. Similarly, while EFIH believes that such internal and external research is reliable, it has not been verified by any independent sources, and EFIH makes no assurances that the predictions contained therein are accurate.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of Energy Future Intermediate Holding Company LLC (Debtor-in-Possession)
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Energy Future Intermediate Holding Company LLC (a direct subsidiary of Energy Future Holdings Corp. ("EFH Corp.")) and subsidiaries (Debtor-in-Possession) (“EFIH”) as of December 31, 2014 and 2013, and the related statements of consolidated income (loss), comprehensive income (loss), cash flows and membership interests for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of EFIH's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Energy Future Intermediate Holding Company LLC and subsidiaries (Debtor-in-Possession) as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on April 29, 2014, Energy Future Holdings Corp. and the substantial majority of its direct and indirect subsidiaries (including Energy Future Intermediate Holding Company LLC), excluding Oncor Electric Delivery Holdings Company LLC and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to membership interest accounts, the effect of any changes that may be made in the capitalization of EFIH; or (4) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements for the years ended December 31, 2014 and 2013 have been prepared assuming that EFIH will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, EFIH’s ability to continue as a going concern is contingent upon its ability to comply with the financial and other covenants contained in the DIP Facilities described in Note 6, its ability to obtain new debtor in possession financing in the event the DIP Facilities were to expire during the pendency of the Chapter 11 Cases, its ability to complete a Chapter 11 plan of reorganization in a timely manner, including obtaining creditor and Bankruptcy Court approval of such plan as well as applicable regulatory approvals required for such plan, and its ability to obtain any exit financing needed to implement such plan, among other factors. These circumstances and uncertainties inherent in the bankruptcy proceedings raise substantial doubt about EFIH’s ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include adjustments that might result from the outcome of these uncertainties.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EFIH's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2015 expressed an adverse opinion on EFIH's internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 31, 2015

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
STATEMENTS OF CONSOLIDATED INCOME (LOSS)

	Year Ended December 31,
	2014	2013	2012
	(millions of dollars)
Selling, general and administrative expenses	$(22)	$(20)	$—
Other deductions — (Note 5)	(128)	(110)	—
Interest income — affiliates (Note 13)	—	284	598
Interest expense and related charges (Note 9)	(441)	(760)	(526)
Reorganization items (Note 7)	(267)	—	—
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	(858)	(606)	72
Income tax benefit (expense) (Note 4)	155	169	(27)
Equity in earnings of unconsolidated subsidiary (net of tax) (Note 3)	349	335	270
Net income (loss)	$(354)	$(102)	$315

See Notes to the Financial Statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2013	2012
	(millions of dollars)
Net income (loss)	$(354)	$(102)	$315
Other comprehensive income (loss) — net of tax effects:
Reclassification to interest income of mark-to-market valuations of holdings of affiliate debt (net of tax expense of $—, $99 and $—) (Note 11)	—	(185)	—
Mark-to-market valuations of holdings of affiliate debt held as available for sale (net of tax expense of $—, $—, and $78) (Note 11)	—	—	145
Net effects related to Oncor (net of tax benefit (expense) of $(25), $(8) and $1)	(47)	(14)	2
Total other comprehensive income (loss)	(47)	(199)	147
Comprehensive income (loss)	$(401)	$(301)	$462

See Notes to the Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(millions of dollars)
Cash flows — operating activities:
Net income (loss)	$(354)	$(102)	$315
Adjustments to reconcile net income (loss) to cash used in operating activities:
Equity in earnings of unconsolidated subsidiary	(349)	(335)	(270)
Distributions of earnings from unconsolidated subsidiary	202	213	147
Deferred income taxes, net	(51)	(55)	(2)
Fees paid for EFIH DIP Facility (Notes 6 and 7) (reported as financing activities)	94	—	—
PIK interest income on EFH Corp. Toggle Notes held as investment (Note 13)	—	—	(288)
Interest expense related to pushed-down debt of parent (Notes 8 and 9)	1	6	75
Interest expense on toggle notes payable in additional principal (Notes 8 and 9)	65	176	12
Noncash impairment of investment in affiliate debt (Note 13)	—	—	14
Reserve recorded for income tax receivable from EFH Corp. (Note 5)	125	110	—
Loss on exchange and settlement of EFIH First Lien Notes (Note 6)	108	—	—
Accretion of purchase discount on investment in affiliate debt (Note 13)	—	—	(92)
Amortization of debt related balances (Note 9)	(17)	(52)	5
Mark-to-market gain reclassified from accumulated other comprehensive income (Note 11)	—	(284)	—
Other, net	3	—	—
Changes in operating assets and liabilities:
Income taxes receivable from/payable to EFH Corp. (Note 12)	—	1	(120)
Assets	(2)	(5)	(2)
Accrued interest	16	2	33
Other liabilities (primarily accrued taxes)	(84)	(103)	(29)
Cash used in operating activities	(243)	(428)	(202)
Cash flows — financing activities:
Proceeds from EFIH DIP Facility before fees paid (Notes 6 and 7)	3,564	—	—
Fees paid for EFIH DIP Facility (Note 6)	(94)	—	—
Repayments/repurchases of debt (Note 6)	(2,312)	—	—
Issuances of debt	—	—	2,253
Interest received on holdings of affiliate debt (Note 11)	—	252	—
Distributions to EFH Corp. (Note 11)	—	(680)	(950)
Debt exchange and issuance costs, premiums and discounts	—	(6)	(43)
Cash provided by (used in) financing activities	1,158	(434)	1,260
Cash flows — investing activities:
Restricted cash related to debt issuance (Note 11)	—	680	(680)
Purchase of make-whole agreements between affiliate and unconsolidated subsidiary (Note 12)	—	—	(159)
Sale of make-whole agreements between affiliate and unconsolidated subsidiary (Note 12)	—	—	159
Cash provided by (used in) investing activities	—	680	(680)
Net change in cash and cash equivalents	915	(182)	378
Cash and cash equivalents — beginning balance	242	424	46
Cash and cash equivalents — ending balance	$1,157	$242	$424
See Notes to the Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS	(millions of dollars)
Current assets:
Cash and cash equivalents	$1,157	$242
Other current assets	3	2
Total current assets	1,160	244
Investment in Oncor Holdings (Note 3)	6,050	5,950
Accumulated deferred income taxes	26	—
Other noncurrent assets	—	58
Total assets	$7,236	$6,252
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Trade accounts and other payables to affiliates	$6	$10
Notes, loans and other debt (Note 8)	—	7,877
Accumulated deferred income taxes (Note 4)	26	26
Accrued interest	1	137
Other current liabilities	18	—
Total current liabilities	51	8,050
Borrowings under debtor-in-possession credit facilities (Note 6)	5,400	—
Liabilities subject to compromise (Note 8)	3,988	—
Accumulated deferred income taxes	—	24
Total liabilities	9,439	8,074
Commitments and Contingencies (Note 10)
Membership interests (Note 11):
Capital account	(1,482)	(1,148)
Affiliate debt held by EFIH	(635)	(635)
Accumulated other comprehensive income (loss)	(86)	(39)
Total membership interests	(2,203)	(1,822)
Total liabilities and membership interests	$7,236	$6,252

See Notes to the Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS

	Year Ended December 31,
	2014	2013	2012
	(millions of dollars)
Capital account:
Balance at beginning of period	$(1,148)	$5,049	$5,790
Net income (loss)	(354)	(102)	315
Cash distributions to EFH Corp. (Note 11)	—	(680)	(950)
Distribution to EFH Corp. of debt held as investment (Note 11)	—	(5,778)	(160)
Income tax on interest received on holdings of affiliate debt (b)	—	(88)	—
Deferred gain on debt exchanges, net of deferred tax asset (Note 8)	—	—	(253)
Effect of debt push-down from EFH Corp. (a)	21	438	308
Other	(1)	13	(1)
Balance at end of period	(1,482)	(1,148)	5,049
Affiliate debt held by EFIH:
Balance at beginning of period	(635)	(5,388)	—
Reclassification of investments in debt securities of affiliates (Note 11)	—	—	(5,388)
EFH Corp. debt distributed to EFH Corp. ($5.125 billion principal amount)	—	4,524	—
Net affiliate debt received in debt exchanges ($31 million principal amount)	—	(23)	—
Interest received on holdings of affiliate debt (b)	—	252	—
Balance at end of period	(635)	(635)	(5,388)
Accumulated other comprehensive income (loss), net of tax effects:
Balance at beginning of period	(39)	160	15
Recognition in interest income of mark-to-market valuations of investments in affiliate debt upon distribution to EFH Corp. (c)	—	(185)	—
Changes in fair values of investments in debt securities of affiliates	—	—	145
Unrecognized gains (losses) related to pension and other retirement benefit plans assumed by Oncor	(49)	(16)	(2)
Net effects related to Oncor	2	2	2
Balance at end of period	(86)	(39)	160
Total membership interests at end of period	$(2,203)	$(1,822)	$(179)
_____________

(a)	Represents the effect of a net reduction of $420 million and $259 million in 2013 and 2012, respectively, of debt pushed down from EFH Corp. (Note 8) and related interest and income tax effects.

(b)	Includes $244 million related to EFH Corp. debt held and $8 million related to TCEH debt held. Income tax effect of $88 million on cash interest received reported as a capital transaction.

(c)	Pre-tax amount is $284 million.

See Notes to the Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References in this report to "the company" are to EFIH and/or its direct and indirect subsidiaries as apparent in the context. See Glossary for defined terms.

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

Various ring-fencing measures have been taken to enhance the credit quality of Oncor Holdings and Oncor. These measures serve to mitigate Oncor's and Oncor Holdings' credit exposure to the Texas Holdings Group, which includes EFIH, and to reduce the risk that the assets and liabilities of the Oncor Ring-Fenced Entities would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of Texas Holding Group's subsidiaries. Such measures include, among other things: Oncor's sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; the board of directors of Oncor Holdings and Oncor being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. Oncor and Oncor Holdings do not bear any liability for debt or contractual obligations of the Texas Holdings Group (including, but not limited to, EFIH's debt obligations), and vice versa. Accordingly, Oncor Holdings' operations are conducted, and its cash flows managed, independently from the Texas Holdings Group.

Consistent with the ring-fencing measures discussed above, the assets and liabilities of the Oncor Ring-Fenced Entities have not been, and are not expected to be, substantively consolidated with the assets and liabilities of the Debtors in the Chapter 11 Cases.

Bankruptcy Filing

As discussed further in Note 2, on April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, (collectively, the Debtors), filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). See Note 6 for discussion of the DIP Facilities.

Basis of Presentation, Including Application of Bankruptcy Accounting

The consolidated financial statements have been prepared in accordance with US GAAP. The consolidated financial statements have been prepared as if EFIH is a going concern and contemplate the realization of assets and liabilities in the normal course of business. The consolidated financial statements reflect the application of Financial Accounting Standards Board Accounting Standards Codification (ASC) 852, Reorganizations. During the pendency of the Bankruptcy Filing, the Debtors will operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. ASC 852 applies to entities that have filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code. The guidance requires that transactions and events directly associated with the reorganization be distinguished from the ongoing operations of the business. In addition, the guidance provides for changes in the accounting and presentation of liabilities. See Notes 7 and 8 for discussion of these accounting and reporting changes.

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

Income Taxes

EFH Corp. files a consolidated US federal income tax return that includes the results of EFCH, EFIH, Oncor Holdings and TCEH. Oncor is a partnership for US federal income tax purposes and is not a corporate member of the EFH Corp. consolidated group. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities as required under accounting rules. See Note 4.

Investment in Affiliate Debt

Investments in affiliate debt were classified as a reduction of membership interests effective December 31, 2012 (see Note 11). Prior to December 2012, investments in affiliate debt were classified as available-for-sale securities as assets in the balance sheet and were recorded at fair value with unrealized gains or losses recorded in other comprehensive income. EFIH evaluated its investment in affiliate debt for impairment and recorded an impairment loss if declines in fair value were deemed to be other than temporary, which occurred if it determined it would be unable to recover the carrying value of the investment. Impairments were accounted for as a reduction of interest income if related to the issuer's credit. If they were not related to the issuer's credit, the impairments were recorded in other comprehensive income.

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

Push-Down of EFH Corp. Debt

In accordance with SEC Staff Accounting Bulletin (SAB) Topic 5-J, EFIH reflects amounts of certain EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes on its balance sheet and the related interest expense in its income statement. The amounts reflected on EFIH's balance sheet were calculated based upon the relative equity investment of EFCH and EFIH in their respective operating subsidiaries at the time of the Merger (see Note 8).

Changes in Accounting Standards

In April 2014 the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations. The ASU states that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity's operations and financial results when the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, is disposed of by sale, or is disposed of other than by sale. The amendments in this ASU also require additional disclosures about discontinued operations. ASU 2014-08 is effective for the Company for the first quarter 2015. This new requirement is relevant to our presentation of the equity method investment in Oncor, which has been proposed for sale within the Chapter 11 Cases. The new guidance will eliminate a scope exception currently applicable to equity method investments, resulting in the requirement of further analysis of the presentation of the Oncor equity method investment within the consolidated financial statements in 2015. EFIH does not currently expect ASU 2014-08 to materially affect its results of operations, financial position, or cash flows, until a plan of sale of the Oncor investment is approved by the Bankruptcy Court, at which time presentation as a discontinued operations may be appropriate.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements – Going Concern. ASU 2014-15 is effective for annual reporting periods (including interim periods within those periods) ending after December 15, 2016. Early application is permitted. The amendments in ASU 2014-15 create a new ASC Sub-topic 205-40, Presentation of Financial Statements – Going Concern and requires management to assess for each annual and interim reporting period if conditions exist that raise substantial doubt about an entity's ability to continue as a going concern. The rule requires various disclosures depending on the facts and circumstances surrounding an entity's ability to continue as a going concern. EFIH is in the process of assessing the effects of the application of the new guidance on its financial statement disclosures.

2.	CHAPTER 11 CASES

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

Upon receiving competing bids for the sale of EFH Corp.'s indirect economic ownership interest in Oncor, which offered new alternatives to maximize the value of the Debtors' estates, the Debtors terminated the RSA effective July 31, 2014.

In cooperation with various stakeholders, the Debtors are focused on formulating and implementing an effective and efficient plan of reorganization for each of the Debtors under Chapter 11 of the Bankruptcy Code that maximizes enterprise value. The Debtors currently have the exclusive right to file a Chapter 11 plan of reorganization until June 23, 2015 and the exclusive right to solicit the appropriate votes for any such plan it files prior to such date until August 23, 2015 (i.e., the exclusivity period). Upon expiration of this exclusivity period (unless extended by the Bankruptcy Court), any creditor or stakeholder has the ability to file one or more Chapter 11 plans of reorganization.

Proposed Sale of EFH Corp.'s Indirect Economic Ownership Interest in Oncor

In September 2014, with input and support from several key stakeholders, the Debtors filed a motion with the Bankruptcy Court seeking the entry of an order approving bidding procedures with respect to the potential sale of EFH Corp.'s indirect economic ownership interest in Oncor. During October 2014, the bankruptcy court held hearings regarding the motion. In November 2014, the Bankruptcy Court conditionally approved the motion. In January 2015, the Bankruptcy Court approved the Debtors' bidding procedures motion that sets forth the process by which the Debtors are authorized to solicit proposals (i.e., bids) from third parties to acquire (in any form and employing any structure, whether taxable (in whole or in part) or tax-free) EFH Corp.'s indirect economic ownership interest in Oncor in accordance with the Bankruptcy Code. These bidding procedures contemplate that the Debtors select a stalking horse bid after a two-stage closed bidding process, and, after approval by the Bankruptcy Court of such stalking horse bid, the Debtors conduct a round of open bidding culminating in an auction intended to obtain a higher or otherwise best bid for a transaction. Initial bids were received in early March 2015, and each of the Debtors is currently assessing those submissions. EFIH cannot predict the outcome of this process, including whether any acceptable bid will be received, whether the Bankruptcy Court will approve any such bid or whether any such transaction will (or when it will) ultimately close because any such transaction would be the subject of customary closing conditions, including receipt of all applicable regulatory approvals.

Tax Matters

In June 2014, EFH Corp. filed a request with the IRS for a private letter ruling (Private Letter Ruling) that, among other things, will provide (a) that (i) the transfer by TCEH of all of its assets and its ordinary course operating liabilities to reorganized TCEH completed through a tax-free spin (in accordance with the Private Letter Ruling) in connection with TCEH's emergence from bankruptcy (Reorganized TCEH), (ii) the transfer by the Debtors to Reorganized TCEH of certain assets and liabilities that are reasonably necessary to the operation of Reorganized TCEH and (iii) the distribution by TCEH of (A) the equity it holds in Reorganized TCEH and (B) the cash proceeds TCEH receives from Reorganized TCEH to the holders of TCEH first lien claims, will qualify as a reorganization within the meaning of Sections 368(a)(1)(G), 355 and 356 of the Code and (b) for certain other rulings under Sections 368(a)(1)(G) and 355 of the Code. The Debtors intend to continue to pursue the Private Letter Ruling to support potential Chapter 11 plans of reorganization that could ultimately be proposed. In October 2014, the Debtors filed a memorandum with the Bankruptcy Court that described tax related matters regarding restructuring alternatives.

Operation and Implications of the Chapter 11 Cases

EFIH's ability to continue as a going concern is contingent upon, among other factors, its ability to comply with the financial and other covenants contained in the EFIH DIP Facilities described in Note 6, its ability to obtain new debtor in possession financing in the event the EFIH DIP Facilities were to expire during the pendency of the Chapter 11 Cases and its ability to complete a Chapter 11 plan of reorganization in a timely manner, including obtaining creditor and Bankruptcy Court approval of such plan as well as applicable regulatory approvals required for such plan and obtaining any exit financing needed to implement such plan.

A Chapter 11 plan of reorganization determines the rights and satisfaction of claims of various creditors and security holders and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the Chapter 11 plan is confirmed. EFIH currently expect that any proposed Chapter 11 plan of reorganization will provide, among other things, mechanisms for settlement of claims against the Debtors' estates, treatment of EFH Corp.'s existing equity holders and the Debtors' respective existing debt holders, potential income tax liabilities and certain corporate governance and administrative matters pertaining to a reorganized EFH Corp. Any proposed Chapter 11 plan of reorganization will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Debtors' creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure approval from the Bankruptcy Court for any Chapter 11 plan of reorganization it ultimately proposes or that any Chapter 11 plan will be accepted by the Debtors' creditors.

In order for the Debtors (including the EFIH Debtors) to emerge successfully from the Chapter 11 Cases as reorganized companies, they must obtain approval from the Bankruptcy Court and certain of their respective creditors for a Chapter 11 plan, which will enable each of the Debtors to transition from the Chapter 11 Cases into reorganized companies conducting ordinary course operations outside of bankruptcy. In connection with an exit from bankruptcy, TCEH and EFIH will require a new credit facility, or exit financing. EFIH's ability to obtain such financing and the approval of such financing will depend on, among other things, the timing and outcome of various ongoing matters in the Chapter 11 Cases.

Pre-Petition Claims

Holders of the substantial majority of pre-petition claims were required to file proofs of claims by the bar date established by the Bankruptcy Court. A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases. The Bankruptcy Court established a bar date of October 27, 2014 for the substantial majority of claims. The Debtors have received approximately 10,000 filed claims since the Petition Date. The Debtors are in the process of reconciling those claims to the amounts listed in its schedules of assets and liabilities, which includes communications with claimants to acquire additional information required for reconciliation. As of March 31, 2015, approximately 2,450 of those claims have been settled, withdrawn or expunged. To the extent claims are reconciled and resolved, EFIH has recorded them at the expected allowed amount. Claims that remain unresolved or unreconciled through the filing of this report have been estimated based upon management's best estimate of the likely claim amounts that the Bankruptcy Court will ultimately allow.

Beginning in November 2014, EFH Corp. began the process to request the Bankruptcy Court to disallow claims that it believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. Given the substantial number of claims filed, the claims resolution process will take considerable time to complete. Differences between liability amounts recorded by the company as liabilities subject to compromise and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. Differences between those final allowed claims and the liabilities recorded in the consolidated balance sheets will be recognized as reorganization items in EFIH's statements of consolidated income (loss) as they are resolved. The determination of how liabilities will ultimately be resolved cannot be made until the Bankruptcy Court approves a plan of reorganization or approves orders related to settlement of specific liabilities. Accordingly, the ultimate amount or resolution of such liabilities is not determinable at this time. The resolution of such claims could result in material adjustments to the company's financial statements.

3.	INVESTMENT IN ONCOR HOLDINGS

EFIH has a wholly-owned subsidiary, Oncor Holdings, which holds an approximate 80% equity interest in Oncor. Oncor Holdings is considered a variable interest entity (VIE). A VIE is an entity with which an entity has a relationship or arrangement that indicates some level of control over the entity or results in economic risks to it. Accounting standards require consolidation of a VIE if an entity has (a) the power to direct the significant activities of the VIE and (b) the right or obligation to absorb profit and loss from the VIE (i.e., the entity is the primary beneficiary of the VIE). In determining the appropriateness of consolidation of a VIE, EFIH evaluates its purpose, governance structure, decision making processes and risks that are passed on to its interest holders. EFIH also examines the nature of any related party relationships among the interest holders of the VIE and the nature of any special rights granted to the interest holders of the VIE.

As discussed below, EFIH's consolidated balance sheets include assets and liabilities of VIEs that meet the consolidation standards. The maximum exposure to loss from EFIH's interests in VIEs does not exceed its carrying value.

EFIH does not consolidate Oncor Holdings and instead accounts for it as an equity method investment because the structural and operational ring-fencing measures discussed in Note 1 prevent it from having power to direct the significant activities of Oncor Holdings or Oncor. In accordance with accounting standards, EFIH accounts for its investment in Oncor Holdings under the equity method, as opposed to the cost method, based on its level of influence over its activities.

In reaching the conclusion to deconsolidate, EFIH conducted an extensive analysis of Oncor Holdings' underlying governing documents and management structure. Oncor Holdings' unique governance structure was adopted in conjunction with the Merger, when the Sponsor Group, EFH Corp. and Oncor agreed to implement structural and operational measures to ring-fence (the Ring-Fencing Measures) Oncor Holdings and Oncor as discussed in Note 1. The Ring-Fencing Measures were designed to prevent, among other things, (i) increased borrowing costs at Oncor due to the attribution to Oncor of debt from any of EFH Corp.'s other subsidiaries, (ii) the activities of EFH Corp.'s competitive operations following the Merger resulting in the deterioration of Oncor's business, financial condition and/or investment in infrastructure, and (iii) Oncor becoming substantively consolidated into a bankruptcy proceeding involving any member of the Texas Holdings Group. The Ring-Fencing Measures effectively separate the daily operational and management control of Oncor Holdings and Oncor from EFH Corp. and its other subsidiaries. By implementing the Ring-Fencing Measures, Oncor maintained its investment grade credit rating following the Merger, and EFH Corp. reaffirmed Oncor's independence from its competitive businesses to the PUCT.

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

The carrying value of EFIH's variable interest in Oncor Holdings totaled $6.050 billion and $5.950 billion at December 31, 2014 and 2013, respectively, and is reported as investment in Oncor Holdings in EFIH's consolidated balance sheets. EFIH's maximum exposure to loss from this investment does not exceed its carrying value.

See Note 12 for discussion of Oncor Holdings' and Oncor's transactions with EFH Corp. and its other subsidiaries.

Distributions from Oncor Holdings — Oncor Holdings' distributions of earnings to EFIH totaled $202 million, $213 million and $147 million for the years ended December 31, 2014, 2013 and 2012, respectively. Distributions may not be paid except to the extent Oncor maintains a required regulatory capital structure as discussed below. At December 31, 2014, $184 million was eligible to be distributed to Oncor's members after taking into account the regulatory capital structure limit, of which approximately 80% or $146 million relates to EFIH's ownership interest in Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the applicable board determines in good faith that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings.

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

Oncor's distributions are limited by its regulatory capital structure, which is required to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At December 31, 2014, Oncor's regulatory capitalization ratio was 58.8% debt and 41.2% equity. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes bonds issued by Oncor Electric Delivery Transition Bond Company LLC, which were issued in 2003 and 2004 to recover specific generation-related regulatory assets and other qualified costs. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).

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

Oncor Holdings Financial Statements — Condensed statements of consolidated income of Oncor Holdings and its subsidiaries for the years ended December 31, 2014, 2013 and 2012 are presented below:

	Year Ended December 31,
	2014	2013	2012
Operating revenues	$3,822	$3,552	$3,328
Operation and maintenance expenses	(1,453)	(1,269)	(1,171)
Depreciation and amortization	(851)	(814)	(771)
Taxes other than income taxes	(438)	(424)	(415)
Other income	13	18	26
Other deductions	(15)	(15)	(64)
Interest income	3	4	24
Interest expense and related charges	(353)	(371)	(374)
Income before income taxes	728	681	583
Income tax expense	(289)	(259)	(243)
Net income	439	422	340
Net income attributable to noncontrolling interests	(90)	(87)	(70)
Net income attributable to Oncor Holdings	$349	$335	$270

Assets and liabilities of Oncor Holdings at December 31, 2014 and 2013 are presented below:

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$5	$28
Restricted cash	56	52
Trade accounts receivable — net	407	385
Trade accounts and other receivables from affiliates	118	135
Income taxes receivable from EFH Corp.	144	16
Inventories	73	65
Accumulated deferred income taxes	10	32
Prepayments and other current assets	91	82
Total current assets	904	795
Restricted cash	16	16
Other investments	97	91
Property, plant and equipment — net	12,463	11,902
Goodwill	4,064	4,064
Regulatory assets — net	1,429	1,324
Other noncurrent assets	67	71
Total assets	$19,040	$18,263
LIABILITIES
Current liabilities:
Short-term borrowings	$711	$745
Long-term debt due currently	639	131
Trade accounts payable — nonaffiliates	202	178
Income taxes payable to EFH Corp.	24	23
Accrued taxes other than income	174	169
Accrued interest	93	95
Other current liabilities	156	135
Total current liabilities	1,999	1,476
Accumulated deferred income taxes	1,978	1,905
Long-term debt, less amounts due currently	4,997	5,381
Other noncurrent liabilities and deferred credits	2,245	1,822
Total liabilities	$11,219	$10,584

4.	INCOME TAXES

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

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating EFIH's ability to recover its deferred tax assets related to its net operating losses, EFIH considers all available positive and negative information, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of operations. Due to the significant uncertainty of the ultimate recovery by EFIH of the benefit of its NOLs, a valuation allowance of $72 million has been recorded on EFIH’s net deferred tax assets as of December 31, 2014.

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

The components of EFIH's income tax expense (benefit) are as follows:

	Year Ended December 31,
	2014	2013	2012
Current:
US Federal	$(104)	$(115)	$25
State	—	1	4
Deferred:
US Federal	(52)	(55)	(2)
State	1	—	—
Total income tax expense (benefit)	$(155)	$(169)	$27

Reconciliation of income taxes computed at the US federal statutory rate to income tax expense (benefit) recorded:

	Year Ended December 31,
	2014	2013	2012
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiaries	$(858)	$(606)	$72
Income taxes at the US federal statutory rate of 35%	(300)	(212)	25
Nondeductible reserve for tax receivable from EFH Corp.	43	38	—
Nondeductible debt restructuring costs	28	—	—
Valuation allowance	72	—	—
Other	2	5	2
Income tax expense (benefit)	$(155)	$(169)	$27
Effective rate	18.1%	27.9%	37.5%

Deferred Income Tax Balances

Deferred income taxes provided for temporary differences based on tax laws in effect at December 31, 2014 and 2013 are as follows:

	December 31,
	2014			2013
	Total	Current	Noncurrent	Total	Current	Noncurrent
Deferred Income Tax Assets:
Accrued interest	$—	$—	$—	$3	$—	$3
Net operating loss (NOL) carryforwards	232	—	232	—	—	—
Debt extinguishment gains (Note 8)	30	—	30	49	—	49
Other	2	—	2	1	—	1
Total	264	—	264	53	—	53
Deferred Income Tax Liabilities:
Debt extinguishment gains related to pushed down debt of EFH Corp. (Note 8)	80	26	54	103	26	77
Accrued interest	106	—	106	—	—	—
Debt fair value discount	6	—	6	—	—	—
Total	192	26	166	103	26	77
Valuation Allowance	72	—	72	—	—	—
Net Accumulated Deferred Income Tax (Asset) Liability	$—	$26	$(26)	$50	$26	$24

For the year ended December 31, 2014, EFIH generated net operating loss (NOL) carryforwards for federal income tax purposes of $663 million. EFIH believes that it is more likely than not that the benefit from the NOLs will not be realized. In recognition of this risk, EFIH has recorded a valuation allowance of $72 million on the net deferred tax assets. If EFIH's assumptions change and it determines it will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recorded to income tax benefit. For the year ended December 31, 2013, EFIH generated NOLs for federal income tax purposes of $328 million.

Under the Federal and State Income Tax Allocation Agreement, EFIH had recorded a current income tax receivables from EFH Corp., which totaled $125 million and $110 million at December 31, 2014 and 2013, respectively, because EFH Corp. utilized the loss to offset current taxable income from Oncor. See Note 5 for discussion of the reserve recorded against the income tax receivable.

5.	OTHER DEDUCTIONS

EFIH has income tax receivables from EFH Corp. that arose under the Federal and State Income Tax Allocation Agreement. In consideration of the Bankruptcy Filing, EFIH fully reserved the income tax receivables because of the significant uncertainty regarding their ultimate settlement, resulting in charges of $125 million and $110 million at December 31, 2014 and 2013, respectively.

EFIH also fully reserved a pre-petition intercompany accounts receivable because of significant uncertainty regarding its ultimate settlement, resulting in a charge of $3 million at December 31, 2014.

6.	DEBTOR-IN-POSSESSION BORROWING FACILITIES

EFIH DIP Facility and EFIH First Lien Notes Settlement — The Bankruptcy Court approved the EFIH DIP Facility in June 2014. The EFIH DIP Facility provides for a $5.4 billion first-lien debtor-in-possession financing facility, all of which was utilized as of December 31, 2014 as follows:

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

The principal amounts outstanding under the EFIH DIP Facility bear interest based on applicable LIBOR rates, subject to a 1% floor, plus 3.25%. At December 31, 2014, outstanding borrowings under the EFIH DIP Facility totaled $5.4 billion at an annual interest rate of 4.25%. The EFIH DIP Facility is a non-amortizing loan that may, subject to certain limitations, be voluntarily prepaid by the EFIH Debtors, in whole or in part, without any premium or penalty.

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

7.	REORGANIZATION ITEMS

Expenses and income directly associated with the Chapter 11 Cases are reported separately in the condensed statements of consolidated income (loss) as reorganization items as required by ASC 852, Reorganizations. Reorganization items also include adjustments to reflect the carrying value of liabilities subject to compromise (LSTC) at their estimated allowed claim amounts, as such adjustments are determined. The following table presents reorganization items incurred since the Petition Date as reported in the statements of consolidated income (loss):

Post-Petition Period Through December 31, 2014
Loss on exchange and settlement of EFIH First Lien Notes (Note 6)	$108
Fees associated with completion of EFIH DIP Facility	94
Expenses related to legal advisory and representation services	50
Expenses related to other professional consulting and advisory services	15
Total reorganization items	$267

8.	LIABILITIES SUBJECT TO COMPROMISE

The amounts classified as liabilities subject to compromise (LSTC) reflect the company's estimate of pre-petition liabilities and other expected allowed claims to be addressed in the Chapter 11 Cases and may be subject to future adjustment as the Chapter 11 Cases proceed. Debt amounts include related unamortized deferred financing costs, discounts or premiums. The following table presents LSTC as reported in the consolidated balance sheets at December 31, 2014:

December 31, 2014
Notes, loans and other debt per the following table	$3,843
Accrued interest on notes, loans and other debt	138
Advances and other payables to affiliates	7
Total liabilities subject to compromise	$3,988

Pre-Petition Notes, Loans and Other Debt Reported as Liabilities Subject to Compromise

Amounts reported below as of December 31, 2014 represent principal amounts of pre-petition notes, loans and other debt reported as liabilities subject to compromise. Amounts reported below as of December 31, 2013 represent notes, loans and other debt reported as current liabilities in EFIH's consolidated balance sheets. All pre-petition notes, loans and other debt outstanding as of December 31, 2014 are classified as LSTC.

	December 31,
	2014	2013
Debt issued by EFIH:
6.875% Fixed Senior Secured First Lien Notes due August 15, 2017 (a)	$—	$503
10% Fixed Senior Secured First Lien Notes due December 1, 2020 (a)	—	3,482
11% Fixed Senior Secured Second Lien Notes due October 1, 2021	406	406
11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022	1,750	1,750
11.25%/12.25% Senior Toggle Notes due December 1, 2018	1,566	1,566
9.75% Fixed Senior Notes due October 15, 2019	2	2
Unamortized premium	243	284
Unamortized discount	(121)	(146)
Total debt issued by EFIH	3,846	7,847
Pushed down debt (b):
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017	17	17
11.25%/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017	13	13
Total pushed down debt	30	30
Deferred debt issuance costs (c)	(33)	—
Total debt	$3,843	$7,877
________________

(a)	The EFIH First Lien Notes were exchanged or settled in June 2014 (see Note 6).

(b)	Represents 50% of the amount of these EFH Corp. securities guaranteed by EFIH and pushed down per the discussion below under "Guarantees and Push Down of EFH Corp. Debt."

(c)	Deferred debt issuance costs were reported in other noncurrent assets at December 31, 2013.

Repayment of EFIH Second Lien Notes

In March 2015, with the approval of the Bankruptcy Court, EFIH used some of its cash to repay (Repayment) $735 million, including interest at contractual rates, in amounts outstanding under EFIH's pre-petition 11.00% Second Lien Notes due 2021 (11.00% Notes) and 11.75% Second Lien Notes due 2022 (11.75% Notes) and $15 million in certain fees and expenses of the trustee for such notes. The Repayment required the requisite consent of the lenders under its EFIH DIP Facility. EFIH received such consent from approximately 97% of the lenders under the EFIH DIP Facility and paid an aggregate consent fee equal to approximately $13 million. As a result of the Repayment, as of the date hereof, the principal amount outstanding on the 11.00% Notes and 11.75% are $322 million and $1.388 billion, respectively.

Debt Related Activity in 2013

Principal amounts of debt issued in the year ended December 31, 2013 totaled $1.564 billion. These issuances consisted of $1.302 billion of EFIH 10% Notes issued in exchanges as discussed below, $173 million of EFIH Toggle Notes issued though the PIK election in lieu of making cash interest payments, and $89 million of EFIH Toggle Notes issued in debt exchanges as discussed below.

EFIH Debt Exchanges and Distributions Involving EFH Corp. Debt — In exchanges in January 2013, EFIH and EFIH Finance issued $1.302 billion principal amount of EFIH 10% Senior Secured Notes due 2020 (New EFIH 10% Notes) in exchange for $1.310 billion total principal amount of EFH Corp. and EFIH senior secured notes consisting of: (i) $113 million principal amount of EFH Corp. 9.75% Senior Secured Notes due 2019 (EFH Corp. 9.75% Notes), (ii) $1.058 billion principal amount of EFH Corp. 10% Senior Secured Notes due 2020 (EFH Corp. 10% Notes), and (iii) $139 million principal amount of EFIH 9.75% Senior Secured Notes due 2019 (EFIH 9.75% Notes). The New EFIH 10% Notes had terms and conditions substantially the same as the existing EFIH 10% Notes discussed below. EFIH cancelled the EFIH notes it received in the exchanges.

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

In the first quarter of 2013, EFIH distributed to EFH Corp. $6.360 billion principal amount of EFH Corp. debt that it previously received in debt exchanges, including $1.235 billion received in January 2013. EFH Corp. cancelled the notes, leaving $1.361 billion principal amount of affiliate debt still held by EFIH. The distribution included $3.474 billion principal amount of EFH Corp. Toggle Notes, $1.715 billion principal amount of EFH Corp. 10.875% Notes, $1.058 billion principal amount of EFH Corp. 10% Notes and $113 million principal amount of EFH Corp. 9.75% Notes.

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

Pre-petition debt guaranteed and subject to push down at December 31, 2014 totals $60 million and consists of $33 million principal amount of EFH Corp. 10.875% Notes and $27 million principal amount of EFH Corp. Toggle Notes. The amount reflected in EFIH's consolidated balance sheets as pushed down pre-petition debt ($30 million at both December 31, 2014 and 2013, as shown in the debt table above) represents 50% of the principal amount of the EFH Corp. Merger-related debt guaranteed. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., EFIH records the settlement of such amounts as noncash capital contributions from EFH Corp.

There were no payments of interest by EFH Corp. on pre-petition debt pushed down for the year ended December 31, 2014. EFH Corp. payments of interest on debt pushed down totaled $23 million, and $53 million for the years ended December 31, 2013,and 2012, respectively.

The following table presents an analysis of the total outstanding principal amount of EFH Corp. debt guaranteed by EFCH and EFIH at December 31, 2012, December 31, 2013 and December 31, 2014, respectively.

	December 31, 2012
Securities Guaranteed (principal amounts)	Held by EFIH	Subject to Push Down	Not Merger-Related	Total Guaranteed	Debt Cancelled in 2013 (c)	Total Guaranteed December 31, 2013 and 2014 (d)
EFH Corp. 9.75% Senior Notes (a)	$—	$115	$—	$115	$113	$—
EFH Corp. 10% Senior Notes (a)	—	661	400	1,061	1,058	—
EFH Corp. 10.875% Senior Notes	1,685	64	—	1,749	1,715	33
EFH Corp. 11.25%/12.00% Senior Toggle Notes	3,441	60	—	3,501	3,474	27
Subtotal	$5,126	$900	$400	6,426	$6,360	60
TCEH Demand Notes (b)				698		—
Total				$7,124		$60
________________

(a)	As a result of transactions completed in the first quarter 2013, as discussed above, the guarantees of the EFH Corp. 9.75% Notes and EFH Corp. 10% Notes were eliminated.

(b)	The TCEH Demand Notes were settled in January 2013. See Note 12.

(c)	See Note 8 for discussion of debt distributions and cancellations.

(d)	These amounts are subject to push down.

Information Regarding Significant Pre-Petition Debt

EFIH 6.875% Senior Secured First Lien Notes — There were no principal amounts of the EFIH 6.875% Notes outstanding at December 31, 2014 as the notes were exchanged or settled in June 2014 as discussed in Note 6. The notes bore interest at a fixed rate of 6.875% per annum. The EFIH 6.875% Notes were secured on a first-priority basis by EFIH's pledge of its 100% ownership of the membership interests in Oncor Holdings (the EFIH Collateral) on an equal and ratable basis with the EFIH 10% Notes (discussed below).

EFIH 10% Senior Secured First Lien Notes — There were no principal amounts of the EFIH 10% Notes outstanding at December 31, 2014 as the notes were exchanged or settled in June 2014 as discussed in Note 6. The notes bore interest at a fixed rate of 10% per annum. The notes were secured by the EFIH Collateral on an equal and ratable basis with the EFIH 6.875% Notes.

EFIH 11% Senior Secured Second Lien Notes — The principal amount of the EFIH 11% Notes totals $406 million with interest at a fixed rate of 11% per annum. The EFIH 11% Notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11.75% Notes. See discussion above related to the repayment of a portion of these notes in March 2015.

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

EFIH 11.75% Senior Secured Second Lien Notes — The principal amount of the EFIH 11.75% Notes totals $1.750 billion with interest at a fixed rate of 11.75% per annum. The EFIH 11.75% Notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11% Notes. The EFIH 11.75% Notes have substantially the same covenants as the EFIH 11% Notes, and the holders of the EFIH 11.75% Notes will generally vote as a single class with the holders of the EFIH 11% Notes. See discussion above related to the repayment of a portion of these notes in March 2015.

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

EFIH 11.25%/12.25% Senior Toggle Notes — The principal amount of the EFIH Toggle Notes totals $1.566 billion with interest at a fixed rate of 11.25% per annum for cash interest and 12.25% per annum for PIK Interest. The terms of the Toggle Notes include an election by EFIH, for any interest period until June 1, 2016, to pay interest on the Toggle Notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new EFIH Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. EFIH made its pre-petition interest payments on the EFIH Toggle Notes by using the PIK feature of those notes.

The EFIH Toggle Notes were issued in private placements and are not registered under the Securities Act. EFIH had agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH Toggle Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable notes for the EFIH Toggle Notes. Because the exchange offer was not completed, the annual interest rate on the EFIH Toggle Notes increased by 25 basis points (to 11.50%) in December 2013 and by an additional 25 basis points (to 11.75%) in March 2014.

Material Cross Default/Acceleration Provisions — Certain of EFIH's pre-petition financing arrangements contain provisions that result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could or does result in an acceleration of payments due. Such provisions are referred to as cross default or cross acceleration provisions. The Bankruptcy Filing triggered defaults on EFIH's pre-petition debt obligations, but pursuant to the Bankruptcy Code, the creditors are stayed from taking any actions against the Debtors as a result of such defaults.

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

9.	INTEREST EXPENSE AND RELATED CHARGES

	Year Ended December 31,
	2014	2013	2012
Interest expense on debtor-in-possession financing	$125	$—	$—
Interest expense on pre-petition debt	267	630	434
Interest expense related to pushed down debt	1	6	75
Interest expense on pre-petition toggle notes payable in additional principal (Note 8)	65	176	12
Amortization of debt exchange premiums	(24)	(80)	(8)
Amortization of debt exchange discounts and issuance costs	7	28	13
Total interest expense and related charges	$441	$760	$526

Interest expense for the year ended December 31, 2014 reflects interest paid and accrued on debtor-in-possession financing and interest expense on pre-petition debt up to the Petition Date (See Note 6).

The Bankruptcy Code generally restricts payment of interest on pre-petition debt, subject to certain exceptions. However, the Bankruptcy Court ordered the payment of post-petition interest payments on EFIH First Lien Notes in connection with the settlement discussed in Note 6. Other than these amounts ordered by the Bankruptcy Court, effective April 29, 2014, EFIH discontinued recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise (LSTC). Interest expense as calculated under the contractual terms of EFIH's pre-petition debt, all of which is subject to compromise, would have totaled $363 million for the post-petition period through December 31, 2014. This amount exceeded actual interest expense recorded, which represented $54 million in interest since the Bankruptcy Filing, by $309 million.

10.	COMMITMENTS AND CONTINGENCIES

Guarantees

See Note 8 for discussion of EFIH's guarantees of certain EFH Corp. debt.

Legal Proceedings

From time to time, EFIH may be involved in various legal and administrative proceedings in the normal course of business, the ultimate resolutions of which, in the opinion of management, should not have a material effect upon its financial condition, results of operations or liquidity.

Make-whole Claims — In May 2014, the indenture trustee for the EFIH 10% First Lien Notes initiated litigation in the Bankruptcy Court seeking, among other things, a declaratory judgment that EFIH is obligated to pay a make-whole premium in connection with the cash repayment of the EFIH First Lien Notes discussed in Note 6 and that such make-whole premium is an allowed secured claim (EFIH First Lien Make-whole Claims). The indenture trustee has alleged that the EFIH First Lien Make-whole Claims are valued at approximately $432 million plus reimbursement of expenses. Following argument and briefing on cross motions for summary judgment, in March 2015, the Bankruptcy Court issued a ruling and order in favor of the EFIH Debtors on almost all issues, including denying the indenture trustee's motion for summary judgment in full and granting the EFIH Debtors summary judgment on most counts. The remaining open issues are currently scheduled to be heard at a trial beginning on April 20, 2015.

In June 2014, the indenture trustee for the EFIH Second Lien Notes initiated litigation in the Bankruptcy Court seeking similar relief with respect to the EFIH Second Lien Notes, including among other things, that EFIH is obligated to pay a make-whole premium in connection with any repayment of the EFIH Second Lien Notes and that such make-whole premium would be an allowed secured claim (the EFIH Second Lien Make-whole Claims). In the EFIH Second Lien Make-whole Claims, as of December 31, 2014, the amount of such claims alleged would have been equal to approximately $591 million plus reimbursement of expenses. In December 2014, the EFIH Debtors filed counterclaims for relief against the Second Lien indenture trustee, seeking declaratory relief that, among other things, EFIH is not obligated to pay a make-whole premium in connection with any repayment of the EFIH Second Lien Notes and that such make-whole premium, if owing, would not constitute an allowed secured claim (EFIH Second Lien Counterclaims). In December 2014, the indenture trustee for the EFIH Second Lien Notes opposed the EFIH Debtors' motion to assert the EFIH Second Lien Counterclaims and also moved to dismiss its own complaint for relief, arguing that it was no longer necessary to resolve the EFIH Second Lien Make-whole Claims given that the EFIH Debtors had withdrawn their motion to repay the EFIH Second Lien Notes. However, as a result of EFIH’s partial repayment of the EFIH Second Lien Notes, the parties have agreed that the litigation is ripe for adjudication. The parties are currently working together on a schedule to propose to the Bankruptcy Court in order to adjudicate this matter.

In December 2014, the EFIH Debtors initiated litigation against the indenture trustee for the EFIH PIK Notes seeking, among other things, a declaratory judgment that EFIH is not obligated to pay a make-whole premium in connection with the cash repayment of the EFIH PIK Notes and that any post-petition interest owing on these notes is to be paid at the statutory Federal Judgment Rate of interest. The indenture trustee for the EFIH PIK Notes filed a motion in February 2015 to dismiss the EFIH Debtors' complaint for declaratory relief, and the EFIH Debtors filed a brief in opposition to that motion in February 2015. If a make-whole claim was allowed, as of December 31, 2014, such claims would be approximately $100 million. The Bankruptcy Court has not yet announced a schedule for hearing argument or ruling on the indenture trustee's motion to dismiss.

In addition, creditors may make additional claims in the Chapter 11 Cases for make-whole or redemption premiums in connection with repayments or settlement of other pre-petition debt. These claims could be material. There can be no assurance regarding the outcome of any of the litigation regarding the validity or, if deemed valid, the amount of these make-whole or redemption claims.

Potential Inter/Intra Debtor Claims

In August 2014, the Bankruptcy Court entered an order in the Chapter 11 Cases establishing discovery procedures governing, among other things, certain prepetition transactions among the various Debtors' estates. In February 2015, the ad hoc committee of certain TCEH unsecured noteholders; the official committee representing unsecured interests at EFCH and its direct subsidiary, TCEH; and the official committee representing unsecured interests at EFH and EFIH filed motions with the Bankruptcy Court seeking standing to prosecute derivative claims on behalf of TCEH relating to certain of these prepetition transactions. These motions are currently scheduled to be heard by the Bankruptcy Court at the Debtors' omnibus hearing in April 2015. In addition to the claims described above, certain of the Debtors (or creditors purporting to act derivatively in the name of a Debtor) may bring additional inter-Debtor or intra-Debtor claims (including claims under the Federal and State Income Tax Allocation Agreement among EFH Corp. and certain of its subsidiaries under which TCEH and EFH Corp. have previously filed claims in the Chapter 11 Cases) that could be material in amount. EFIH cannot predict the timing or outcome of future proceedings, if any, related to these transactions. The outcome of any of these claims could be material and could affect the results of operation, liquidity or financial condition of a particular Debtor.

11.	MEMBERSHIP INTERESTS

Cash Distributions

In January 2013, EFIH's board of directors declared, and EFIH paid, a cash distribution to EFH Corp. of $680 million (which as of December 31, 2012 was recorded as restricted cash), which was used by EFH Corp. to settle the TCEH Demand Notes (see Note 12).

In February 2012, EFIH's board of directors declared, and EFIH paid, a cash distribution to EFH Corp. of $950 million, which was used by EFH Corp. to partially settle the TCEH Demand Notes. EFIH did not declare or pay any cash distributions for the year ended December 31, 2012.

Distribution Restrictions

The agreement governing the EFIH DIP Facility generally restricts EFIH's ability to make distributions or loans to any of its parent companies or their subsidiaries unless such distributions or loans are expressly permitted under the agreement governing such facility.

Under applicable law, EFIH is prohibited from paying any dividend to the extent that immediately following payment of such dividend, there would be no statutory surplus or EFIH would be insolvent. In addition, due to the Chapter 11 Cases, no dividends are eligible to be paid without the approval of the Bankruptcy Court.

Noncash Distributions to EFH Corp.

See Notes 8 and "Affiliate Debt Held by EFIH" below for details of debt securities EFIH acquired in debt exchange transactions in December 2012 and January 2013 and securities returned to EFH Corp. The indentures governing EFIH's debt do not limit its ability to dividend EFH Corp. debt securities to EFH Corp. so long as EFIH received such securities in exchange for the issuance of EFIH debt.

Equity Interests in Oncor

At December 31, 2014, ownership of Oncor's membership interests was as follows: 80.03% held indirectly by EFH Corp., 0.22% held indirectly by Oncor's management and board of directors and 19.75% held by Texas Transmission.

Capital Contributions

See Notes 1 and 8 for discussion of noncash contributions from EFH Corp. related to debt pushed down to EFIH in accordance with SEC Staff Accounting Bulletin Topic 5-J.

Affiliate Debt Held by EFIH

As a result of debt exchanges in 2009 through 2013, EFIH held debt securities of EFH Corp. and TCEH as presented in the table below. In December 2012, management determined that some or all of these securities may be returned as dividends to EFH Corp.; accordingly, the balances were reclassified at that time from investment in debt of affiliates and reported as a reduction of membership interests. The securities are no longer marked-to-market. Interest income is no longer accrued and interest received reduces the carrying value of the securities and thus increases membership interests. Interest received in 2013 totaled $252 million. As a result of the Bankruptcy Filing, EFIH does not expect to receive further interest payments on affiliate debt it holds.

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

In the first quarter 2013, EFIH distributed to EFH Corp. $6.360 billion principal amount ($5.778 billion carrying amount) of EFH Corp. debt that it previously received in debt exchanges, leaving $1.361 billion principal amount of affiliate debt still held by EFIH. EFH Corp. cancelled the notes. The $6.360 billion principal amount consisted of $5.125 billion of debt held at December 31, 2012 and $1.235 billion (of the $1.266 billion) received in debt exchanges in January 2013 (see Note 8). The distribution included $1.715 billion principal amount of EFH Corp. 10.875% Notes, $3.474 billion principal amount of EFH Corp. Toggle Notes, $1.058 billion principal amount of EFH Corp. 10% Notes and $113 million principal amount of EFH Corp. 9.75% Notes.

In the fourth quarter 2012, EFIH distributed to EFH Corp. $158 million principal amount ($160 million carrying amount) of EFH Corp. debt that it previously received in debt exchanges. EFH Corp. cancelled the notes. The distribution included $119 million principal amount of EFH Corp. Toggle Notes and $39 million principal amount of EFH 10.875% Notes.

The principal amounts, coupon rates, maturities and carrying value of debt of affiliates held at both December 31, 2014 and 2013 are as follows:

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

In 2013, as a result of the distribution of all the EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes EFIH held, EFIH recorded a gain of $284 million (pretax) representing the reclassification to interest income of mark-to-market gains previously recorded in accumulated other comprehensive income (AOCI).

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

Prior to December 2012, the debt securities were reported as investment in affiliate debt and EFIH determined value under the fair value hierarchy established in accounting standards. Under the fair value hierarchy, Level 2 valuations are based on prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences. The fair value of EFIH's investment in debt of affiliates was estimated at the lesser of either the call price or the market value as determined by broker quotes and quoted market prices for similar securities in active markets. For the periods presented, the fair values of EFIH's investment in debt of affiliates represented Level 2 valuations.

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the year ended December 31, 2014.

	Dedesignated Cash Flow Hedges - Oncor	Changes in Fair Values of Investment in Debt Securities of Affiliates	Pension and Other Postretirement Employee Benefit Liabilities Adjustments - Oncor	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(21)	$—	$(18)	$(39)
Other comprehensive loss before reclassifications (after tax)	—	—	(49)	(49)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in:
Equity in earnings of unconsolidated subsidiaries	2	—	—	2
Total amount reclassified from accumulated other comprehensive income (loss) during the period	2	—	—	2
Total change during the period	2	—	(49)	(47)
Balance at December 31, 2014	$(19)	$—	$(67)	$(86)

The following table presents the changes to accumulated other comprehensive income (loss) for the year ended December 31, 2013.

	Dedesignated Cash Flow Hedges - Oncor	Changes in Fair Values of Investment in Debt Securities of Affiliates	Pension and Other Postretirement Employee Benefit Liabilities Adjustments - Oncor	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$(23)	$185	$(2)	$160
Other comprehensive loss before reclassifications (after tax)	—	—	(16)	(16)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in:
Interest income	—	(284)	—	(284)
Equity in earnings of unconsolidated subsidiaries	2	—	—	2
Income tax benefit	—	99	—	99
Total amount reclassified from accumulated other comprehensive income (loss) during the period	2	(185)	—	(183)
Total change during the period	2	(185)	(16)	(199)
Balance at December 31, 2013	$(21)	$—	$(18)	$(39)

12.	RELATED–PARTY TRANSACTIONS

The following represent EFIH's significant related-party transactions. Also see Note 11 for a discussion of EFH Corp. and TCEH debt securities held by EFIH.

•
EFH Corp. allocates expense to EFIH for management fees owed by EFH Corp. to the Sponsor Group. This expense, which is reported in SG&A expenses, totaled $3 million for the year ended December 31, 2014. There was no allocation of fees to EFIH for the years ended December 31, 2013 and 2012. Beginning with the quarterly management fee due December 31, 2013, the Sponsor Group, while reserving the right to receive the fees, directed EFH Corp. to suspend payments of the management fees for an indefinite period. Accordingly, EFIH did not reimburse EFH Corp. for the allocated management fees. Effective with the Petition Date, EFH Corp. suspended allocations of such fees to EFIH. Fees accrued as of the Petition Date have been reclassified to liabilities subject to compromise (LSTC).

In addition to amounts incurred directly by EFIH, a subsidiary of EFH Corp. allocates costs to EFIH for legal and other consulting services associated with EFIH's debt restructuring activities, and EFIH reimburses the subsidiary for the allocated costs on a monthly basis. The allocated expense, which was reported in SG&A expenses up through the Petition Date, totaled $4 million and $12 million for the years ended December 31, 2014 and 2013, respectively. There was no allocation of legal and other consulting services costs to EFIH for the year ended December 31, 2012.

A subsidiary of EFH Corp. bills EFIH for administrative services such as accounting and finance at cost, and EFIH reimburses the subsidiary for the allocated costs on a monthly basis. This expense, which is reported in SG&A expenses, totaled $4 million for the year ended December 31, 2014. There was no allocation of administrative service costs to EFIH for the years ended December 31, 2013 and 2012.

•
EFH Corp. files consolidated federal income tax and Texas state margin tax returns, and under a Federal and State Income Tax Allocation Agreement, allocates income taxes to EFIH substantially as if it were filing its own corporate income tax returns. At December 31, 2014 and 2013, EFIH had current income tax receivables from EFH Corp. totaling $125 million and $110 million, respectively, both of which were fully reserved (see Note 5). EFIH made no income tax payments to EFH Corp. for the year ended December 31, 2014. EFIH's income tax refunds from EFH Corp. totaled $5 million for the year ended December 31, 2013, and income tax payments to EFH Corp. totaled $180 million for the year ended December 31, 2012. See discussion below in this Note regarding allocation of income tax liabilities to Oncor Holdings and Oncor under the Federal and State Income Tax Allocation Agreement.

•
At December 31, 2012, EFH Corp. had demand notes payable to TCEH (TCEH Demand Notes) totaling $698 million arising from borrowings used to fund EFH Corp. debt principal and interest payments and net borrowings for general corporate purposes. EFIH was a guarantor of these demand notes. EFH Corp. settled the balance of the TCEH Demand Notes in January 2013 using the cash distribution from EFIH discussed in Note 11.

•
In January 2013, fees paid to Goldman, Sachs & Co. (Goldman), an affiliate of GS Capital Partners, for services related to debt exchanges totaled $2 million, described as follows: (i) Goldman acted as a dealer manager for the offers by EFIH and EFIH Finance to exchange new EFIH 10% Notes for EFH Corp. 9.75% Notes, EFH Corp. 10% Notes and EFIH 9.75% Notes (collectively, the Old Notes) and as a solicitation agent in the solicitation of consents by EFH Corp. and EFIH and EFIH Finance to amendments to the Old Notes and indentures governing the Old Notes and (ii) Goldman acted as a dealer manager for the offers by EFIH and EFIH Finance to exchange EFIH Toggle Notes for EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes. See Note 8 for further discussion of these exchange offers.

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

See Note 8 regarding guarantees and push-down of certain EFH Corp. pre-petition debt and Note 11 regarding distributions to, and contributions from, EFH Corp.

Significant related-party transactions between Oncor Holdings (including its consolidated subsidiary Oncor) and EFH Corp., other affiliates of EFH Corp. and the Sponsor Group are as follows:

•
Oncor receives payments from subsidiaries of TCEH for services it provides, principally the delivery of electricity. Revenues recorded by Oncor for these services totaled approximately $1.0 billion for each of the years ended December 31, 2014, 2013 and 2012. The fees are based on rates regulated by the PUCT that apply to all REPs. These revenues from subsidiaries of TCEH represented 25%, 27% and 29% of Oncor Holdings' operating revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Oncor Holdings' balance sheets at December 31, 2014 and 2013 reflect receivables from affiliates totaling $118 million and $135 million, respectively, consisting almost entirely of trade receivables from subsidiaries of TCEH related to these electricity delivery fees.

•
In August 2012, TCEH and Oncor agreed to settle, at a discount, two agreements related to securitization (transition) bonds issued by Oncor's bankruptcy-remote financing subsidiary in 2003 and 2004 to recover generation-related regulatory assets. Under the agreements, TCEH had been reimbursing Oncor as described immediately below. Under the settlement, TCEH paid, and Oncor received, $159 million in cash. The settlement was executed by EFIH acquiring the right to reimbursement under the agreements from Oncor and then selling these rights for the same amount to TCEH. The transaction resulted in a decrease of approximately $2 million (after tax) in Oncor's membership interests in accordance with accounting rules for related party transactions. Accordingly, the transaction resulted in a decrease of approximately $1 million (reflecting EFIH's 80% interest in Oncor) in EFIH's investment in unconsolidated subsidiary with an offsetting decrease in equity.

Oncor collects transition surcharges from its customers to recover the transition bond payment obligations. Oncor's incremental income taxes related to the transition surcharges it collects had been reimbursed by TCEH quarterly under a noninterest bearing note payable to Oncor that was to mature in 2016. TCEH's payments on the note prior to the August 2012 settlement totaled $20 million for the year ended December 31, 2012.

Under an interest reimbursement agreement, TCEH had reimbursed Oncor on a monthly basis for interest expense on the transition bonds. The remaining interest to be paid through 2016 under the agreement totaled $53 million at the August 2012 settlement date. Only the monthly accrual of interest under this agreement was reported as a receivable by Oncor. This interest income prior to the August 2012 settlement totaled $16 million for the year ended December 31, 2012.

•
Oncor pays EFH Corp. subsidiaries for financial and other administrative services and shared facilities at cost. Such amounts increased Oncor's reported operation and maintenance expense by $34 million, $32 million and $35 million for the years ended December 31, 2014, 2013 and 2012, respectively.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH's consolidated balance sheets) is funded by a delivery fee surcharge collected from REPs by Oncor, as collection agent, and remitted monthly to TCEH. The delivery fee surcharges remitted to TCEH totaled $17 million for the year ended December 31, 2014 and $16 million for each of the years ended December 31, 2013 and 2012.

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

At December 31, 2014, Oncor Holdings had a net current receivable from EFH Corp. related to federal and state income taxes totaling $120 million, all of which related to Oncor. The $120 million net receivable from EFH Corp. included a $144 million federal income tax receivable offset by a $24 million state margin tax payable. Additionally, Oncor has a noncurrent tax receivable from EFH Corp. of $64 million. At December 31, 2013, Oncor Holdings had a current payable to EFH Corp. related to federal and state income taxes totaling $7 million, which includes $5 million payable by Oncor. Oncor's liability at December 31, 2013 consists of a $23 million state margin tax payable net of an $18 million federal income tax receivable.

For the year ended December 31, 2014, Oncor Holdings and Oncor made net federal and state income tax payments to EFH Corp. totaling $24 million and $237 million, respectively. For the year ended December 31, 2013, Oncor Holdings and Oncor made net federal and state income tax payments to EFH Corp. totaling $34 million and $90 million, respectively. The 2013 net payment included $33 million from Oncor related to the 1997 through 2002 IRS appeals settlement and a $10 million refund paid to Oncor related to the filing of amended Texas franchise tax returns for 1997 through 2001. For the year ended December 31, 2012, Oncor Holdings and Oncor made net federal and state income tax payments to EFH Corp. totaling $35 million and $3 million, respectively. The 2012 net payment included a $21 million federal income tax refund paid to Oncor Holdings.

•
Oncor has requirements in place to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of Oncor Electric Delivery Transition Bond Company LLC. Under these requirements, and as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at both December 31, 2014 and 2013, TCEH had posted letters of credit and/or cash in the amount of $9 million for Oncor's benefit.

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

Oncor's retained liability under the Employee Retirement Income Security Act of 1974 (ERISA) relates to the nonrecoverable portion of the unfunded obligation of EFH Corp.'s pension plan. In the first quarter of 2014, TCEH contributed $20 million to the EFH Corp. pension plan assets, resulting in the plan being fully funded as calculated under the provisions of ERISA.

13.	SUPPLEMENTARY FINANCIAL INFORMATION

Fair Value of Debt

	December 31, 2014		December 31, 2013
Debt:	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under debtor-in-possession credit facilities (Note 6)	$5,400	$5,400	$—	$—
Pre-petition notes, loans and other debt reported as liabilities subject to compromise (Note 8)	3,876	4,336	—	—
Pre-petition notes, loans and other debt (Note 8)	—	—	7,877	7,849

EFIH determines fair value in accordance with accounting standards, and at December 31, 2014, EFIH's fair value for debt and liabilities subject to compromise represent Level 2 valuations. EFIH obtains security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

Interest Income on Affiliate Securities — EFIH holds debt securities of EFH Corp. and TCEH. Prior to December 2012, when the debt securities were reported as investment in affiliate debt, the securities were classified as available for sale and interest was recorded in the income statement as interest income. In December 2012, management determined that some or all of these securities may be returned as dividends to EFH Corp.; accordingly, the balances were reclassified at that time from investment in affiliate debt and reported as a reduction of membership interests. As a result of the December 2012 reclassification of investment in debt of affiliates to membership interests, interest received in 2013 reduced the carrying value of the securities and thus increased membership interests. See Note 11.

	Year Ended December 31,
	2014	2013	2012
Available-for-sale securities:
Interest received/accrued	$—	$—	$232
Accretion of purchase discount	—	—	92
PIK interest received/accrued related to EFH Corp. Toggle Notes	—	—	288
Mark-to-market gain reclassified from AOCI	—	284	—
Impairments related to issuer credit	—	—	(14)
Total interest	$—	$284	$598

Supplemental Cash Flow Information

	Year Ended December 31,
	2014	2013	2012
Cash payments (receipts) related to:
Interest paid	$376	$619	$352
Interest received on investments in debt of affiliates (net of tax) (a)	—	—	(184)
Income taxes	—	(5)	180
Reorganization items (b)	38	—	—
Noncash investing and financing activities:
Receipt of additional EFH Corp. Toggle Notes in lieu of cash interest	—	—	344
Principal amount of toggle notes issued in lieu of cash interest (Note 8)	—	173	—
Parent's payment of interest on pushed-down debt accounted for as a contribution of capital (net of tax) (Note 8) (c)	—	23	22
Reduction of debt pushed down from EFH Corp. (Note 8) (d)	—	(420)	(282)
Debt exchange transactions (e)	(85)	14	457
Distribution to EFH Corp. of debt held as an investment (Note 11)	—	(5,778)	160
Income tax on interest received on holdings of affiliate debt (Note 11)	—	(88)	—
____________

(a)	Interest received in 2012 reported as an increase in membership interests (See Note 11).

(b)	Represents cash payments for legal and other professional services reported in reorganization items (See Note 7).

(c)	Reflects noncash settlement of certain income taxes payable arising as a result of the sale of noncontrolling interests in Oncor.

(d)
For the year ended December 31, 2013, represents $838 million principal amount of EFH Corp. debt exchanged (at 50%). For the year ended December 31, 2012, represents $564 million principal amount of EFH Corp. debt exchanged (at 50%). See Note 8.

(e)
For the year ended December 31, 2014, represents $1.836 billion principal amount of loans issued under the EFIH DIP Facility in excess of the $1.673 billion principal amount of EFIH First Lien Notes exchanged and $78 million of related accrued interest. For the year ended December 31, 2013 represents, $1.302 billion of EFIH debt issued in exchange for $1.310 billion of EFH Corp. and EFIH debt and $89 million of EFIH debt issued in exchange for $95 million of EFH Corp. debt. For the year ended December 31, 2012, represents $1.304 billion of EFIH debt issued in exchange for $1.761 billion of EFH Corp. debt. See Note 8.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was performed under the supervision and with the participation of EFIH's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at December 31, 2014. Based on the evaluation performed, EFIH's management, including the principal executive officer and principal financial officer, concluded that due to the material weakness in its internal controls over financial reporting related to accounting for deferred income taxes, as described below, the disclosure controls and procedures were not effective as of December 31, 2014. In light of the material weakness in internal control over financial reporting, management completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting for deferred income taxes, prior to filing this Form 10-K.

These additional procedures have allowed EFIH to conclude that, notwithstanding the material weakness in internal control over financial reporting related to accounting for deferred income taxes, the consolidated financial statements included in this report fairly present, in all material respects, EFIH's financial position, results of operations and cash flows for the periods presented in conformity with GAAP. Additionally, no restatement of EFIH's previously issued consolidated financial statements was required.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
MANAGEMENT'S ANNUAL REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Energy Future Intermediate Holding Company LLC is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the company. Energy Future Intermediate Holding Company LLC's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition or the deterioration of compliance with procedures or policies.

The management of Energy Future Intermediate Holding Company LLC performed an evaluation as of December 31, 2014 of the effectiveness of the company's internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission's (COSO's) 2013 Internal Control - Integrated Framework. Based on the review performed, management believes that due to a material weakness in accounting for deferred income taxes, as described below, Energy Future Intermediate Holding Company LLC's internal control over financial reporting was not effective as of December 31, 2014. In light of the material weakness in internal control over financial reporting, management completed additional substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting for deferred income taxes, prior to filing this Form 10-K. These additional procedures have allowed EFIH to conclude that, notwithstanding the material weakness in internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, EFIH's financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

The principal factors contributing to the material weakness in accounting for deferred income taxes were as follows:

•	the significant complexity created as a result of recently resolving numerous open tax years with the IRS (including 1997 to 2007);

•	constraints resulting from the significant time and effort required to be spent by EFIH's tax and other finance personnel in supporting the bankruptcy and restructuring activities; and

•	turnover of key personnel in EFIH's tax department responsible for operating certain key controls.

Pursuant to SEC rules and regulations, a material weakness is “a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis”. As of December 31, 2014, the EFIH's management concluded it did not maintain effective controls over the completeness and accuracy of its accounting for deferred income taxes, which constitutes a material weakness. Specifically, there was incomplete underlying data and insufficient documentation used in the operation of its reconciliation of deferred tax balances. These deficiencies in the operating effectiveness of the controls diminished the precision in EFIH's reconciliation of its income tax provision and related deferred tax asset and liability accounts. None of these deficiencies resulted in any restatement of EFIH's previously issued consolidated financial statements, and as stated above, management has concluded that the consolidated financial statements in this report fairly present, in all material respects, EFIH’s financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

The independent registered public accounting firm of Deloitte & Touche LLP as auditors of the consolidated financial statements of Energy Future Holdings Corp. has issued an attestation report on Energy Future Holdings Corp.'s internal control over financial reporting.

Remediation Plan for the Material Weakness

EFIH is developing and implementing a plan of remediation to strengthen its overall internal control over accounting for deferred income taxes. The remediation plan will include the following steps:

•	enhancing the formality and rigor of review and documentation related to EFIH's deferred income tax reconciliation procedures;

•
implementing additional oversight and monitoring controls over EFIH's deferred income tax review processes that are designed to operate at a level of precision to detect an error resulting from a related control failure before it results in a material misstatement of its financial statements; and

•	hiring key personnel in EFIH's tax department and further evaluating staffing levels to ensure the execution of timely and rigorous control procedures.

EFIH is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent improvements in its controls. EFIH has started to implement these steps; however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.

Changes to Internal Control over Financial Reporting

There has been no change in the EFIH's internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. EFIH will continue to report on changes to internal controls related to the material weakness in future periods.

/s/ JOHN F. YOUNG	/s/ PAUL M. KEGLEVIC
John F. Young, President and	Paul M. Keglevic, Executive Vice President,
Chief Executive	Chief Financial Officer and Co-Chief Restructuring Officer
March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Energy Future Intermediate Holding Company LLC (Debtor-in-Possession)
Dallas, Texas

We have audited the internal control over financial reporting of Energy Future Intermediate Holding Company LLC (a direct subsidiary of Energy Future Holdings Corp. ("EFH Corp.")) and subsidiaries (Debtor-in-Possession) (“EFIH”) as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. EFIH's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on EFIH's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: management has identified a material weakness related to ineffective controls over the completeness and accuracy of accounting for deferred income taxes. Specifically, there was incomplete underlying data and insufficient documentation used in the operation of their reconciliation of deferred tax balances. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2014 of EFIH and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, EFIH has not maintained effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of EFIH and our report dated March 31, 2015 expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding (1) the voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code of Energy Future Holdings Corp. and the substantial majority of its subsidiaries (Debtor-in-Possession) (including Energy Future Intermediate Holding Company LLC) and (2) substantial doubt about EFIH’s ability to continue as a going concern, which is contingent upon its ability to comply with the financial and other covenants contained in the DIP Facilities, its ability to obtain new debtor in possession financing in the event the DIP Facilities were to expire during the pendency of the Chapter 11 Cases, its ability to complete a Chapter 11 plan of reorganization in a timely manner, including obtaining creditor and Bankruptcy Court approval of such plan as well as applicable regulatory approvals required for such plan, and its ability to obtain any exit financing needed to implement such plan, among other factors.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 31, 2015

Item 9B.	OTHER INFORMATION

None.

PART III.

Item 10.	MANAGERS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Managers

The names of EFIH's managers and information about them, as furnished by the managers themselves, are set forth below:

Name	Age	Served As Director Since	Business Experience
Charles H. Cremens	61	2014
Charles H. Cremens has served as a Manager of EFIH since February 2014. He has 30 years experience restructuring public and private companies.  He was Chief Executive Officer of Spirit Finance Corporation, Chief Executive Officer of Conseco Finance Corp., and President of WMF Group, Ltd., during their restructuring.  Prior to those assignments, he was Chief Investment Officer of Beacon Properties Corp., President of Real Estate Investments at Aetna Inc. and held various executive management positions at the Bank of Boston.  He is presently a director of U. S. Steel Canada Inc., Patriot Coal Corporation, Capmark Financial Group Inc., and Specialty Brands Holdings, LLC.  Within the last five years, he has served as a director for Conexant Systems, Inc., Kerzner International Resorts Inc., Intrawest Resorts Holdings, Inc., General Growth Properties, Inc. and Tactical Holdings Operations, Inc.

Thomas D. Ferguson	61	2011
Thomas D. Ferguson has served as a Manager of EFIH since January 2011. He is a Managing Director of Goldman, Sachs & Co., having joined the firm in 2002. Mr. Ferguson heads the asset management efforts for the merchant bank's U.S. real estate investment activities. Mr. Ferguson serves on the boards of EFH Corp., Oncor Electric Delivery Company LLC and Oncor Electric Delivery Holdings Company LLC, and also serves on the board of Caribbean Fund 2005 and National Golf Properties. He formerly held board seats at Associated British Ports, the largest port company in the UK, Carrix, one of the largest private container terminal operators in the world, as well as Red de Carreteras, a toll road concessionaire in Mexico, and American Golf and Agriculture Company of America.

Paul M. Keglevic	61	2008
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

Kenneth Pontarelli	44	2010
Kenneth Pontarelli has served as a Manager of EFIH since July 2010. He is a Managing Director of Goldman, Sachs & Co. in its Principal Investment Area. He transferred to the Principal Investment Area in 1999 and was promoted to Managing Director in 2004. Mr. Pontarelli serves as a director of EFH Corp. and Tervita Corporation. During the past five years, he also served on the boards of Cobalt International Energy, L.P., CVR Energy, Inc., Expro International Group Ltd., and Kinder Morgan, Inc.

John F. Young	58	2008
John F. Young has served as a Manager of EFIH since July 2008. He was elected President and Chief Executive Officer of EFH Corp. in January 2008. He also has served as Chair, President and Chief Executive of EFIH and EFCH since July 2010, having previously served as President and Chief Executive of EFIH from July 2008 to July 2010 and EFCH from April 2008 to July 2010. Before joining EFH Corp., Mr. Young served in many leadership roles at Exelon Corporation from March 2003 to January 2008 including Executive Vice President of Finance and Markets and Chief Financial Officer of Exelon Corporation; President of Exelon Generation; and President and Chief Operating Officer of Exelon Power. Prior to joining Exelon Corporation, Mr. Young was Senior Vice President of Sierra Pacific Resources Corporation. Mr. Young is also a director of Baylor Scott&White Health Foundation Advisory Board, EFH Corp., EFCH, Nuclear Electric Insurance Limited, TCEH, and USAA.

Kneeland Youngblood (1)	59	2012
Kneeland Youngblood has served as a Manager of EFIH since July 2012. He is a founding partner of Pharos Capital Group, a private equity firm that focuses on providing growth and expansion capital to businesses in business services and health care services. During the last five years, Mr. Youngblood served on the boards of Burger King Holdings, Inc., Gap Inc. and Starwood Hotels and Resorts Worldwide, Inc. He is a director of EFH Corp., Oncor and Mallinckrodt public limited company and a member of the Council on Foreign Relations.

_______________

(1)	Member of Audit Committee.

There is no family relationship between any of the above-named managers.

Manager Qualifications

In July 2008, Paul M. Keglevic and John F. Young were elected to EFIH's board of managers (the Board). Kenneth Pontarelli joined the Board in July 2010. Thomas D. Ferguson joined the Board in January 2011. Kneeland Youngblood joined the Board in June 2012. Charles H. Cremens joined the Board in February 2014. Messrs. Ferguson and Pontarelli are collectively referred to as the "Sponsor Managers." Messrs. Cremens, Keglevic, Young, and Youngblood are collectively referred to as the "Non-Sponsor Managers."

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

Executive Officers

The names and information regarding EFIH's executive officers are set forth below:

Name of Officer	Age	Positions and Offices Presently Held	Date First Elected to Present Offices	Business Experience (Preceding Five Years)
John F. Young	58	President and Chief Executive Officer of EFH Corp. and Chair, President and Chief Executive of EFIH and EFCH	January 2008
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

Stacey H. Doré	42	Executive Vice President, General Counsel and Co-Chief Restructuring Officer of EFH Corp., EFIH and EFCH	October 2013
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

Paul M. Keglevic	61	Executive Vice President, Chief Financial Officer and Co-Chief Restructuring Officer of EFH Corp., EFIH and EFCH	October 2013
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

Compensation Discussion and Analysis

EFIH does not have any employees and is managed by certain executive officers of its parent company, EFH Corp. The executive officers of EFH Corp. are compensated solely and directly by EFH Corp., with no amounts allocated to EFIH, and all decisions as to the compensation of its executive officers are made by the EFH Corp. Organization and Compensation Committee. The Board of Managers of EFIH does not have a compensation committee. For a full discussion of the compensation awarded to John F. Young, EFIH’s Chief Executive Officer, Paul M. Keglevic, EFIH’s Chief Financial Officer and Co-Chief Restructuring Officer, and Stacey H. Doré, EFIH’s Executive Vice President, General Counsel and Co-Chief Restructuring Officer, collectively our named executive officers (“Named Executive Officers”) for the fiscal year ending December 31, 2014, please see our parent EFH Corp.’s 10K on file at www.sec.gov and on EFH Corp.’s website at www.energyfutureholdings.com under the “Investor Relations” tab.

Compensation Committee Report

EFIH does not have a compensation committee. Therefore, its full Board of Managers recommends that the Compensation Discussion and Analysis be included in EFIH’s Annual Report on Form 10-K.

Board of Managers

Charles H. Cremens
Thomas D. Ferguson
Paul M. Keglevic
Kenneth Pontarelli
John F. Young
Kneeland Youngblood

Summary Compensation Table

Pursuant to the SEC's executive compensation disclosure rules, a required table may be omitted if there has been no compensation awarded to, earned by or paid to any named executive officer that is required to be reported in that table. Therefore, we have not included a Summary Compensation Table or any other table regarding compensation paid to our Named Executive Officers.

Director Compensation

The table below sets forth information regarding the aggregate compensation paid to the members of the Board during the year ended December 31, 2014. Managers who are members of the EFH Corp. Board and are not members of the Sponsor Group (or their respective affiliates) receive compensation for their service as members of the EFH Corp. Board and do not receive additional compensation for service on this Board. Officers of EFIH or members or officers of the Sponsor Group (or their respective affiliates) do not receive any fees for service as a manager.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Charles H. Cremens(1)	$236,389	—	$236,389
Thomas D. Ferguson (2)	—	—	—
Paul M. Keglevic (3)	—	—	—
Jeffrey Liaw (2)	—	—	—
Kenneth Pontarelli (2)	—	—	—
John F. Young (3)	—	—	—
Kneeland Youngblood (4)	—	—	—
_______________

(1)
Mr. Cremens, the disinterested manager on our Board, receives an annual retainer of $200,000, which was pro-rated in 2014 for Mr. Cremens because he joined our board in February of 2014. In recognition of the additional responsibilities he performs in his role as a disinterested manager on the Board of Managers of EFIH, we pay him an additional $7,500 per day for days substantially spent on matters related to our restructuring.

(2)	Member or officer of the Sponsor Group (or their respective affiliates). Mr. Liaw resigned from the Board effective January 22, 2015.

(3)	Officer of EFIH

(4)	See the Directors Compensation Table in the EFH Corp. Form 10-K for compensation paid to Mr. Youngblood for his services as an EFH. Corp. director.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED EQUITY HOLDER MATTERS

EFIH is a wholly owned subsidiary of EFH Corp. and as a result, does not have compensation plans (including individual compensation arrangements) under which its equity securities are authorized for issuance.

Beneficial Ownership of Membership Interests of Energy Future Intermediate Holding Company LLC

EFIH is a wholly owned subsidiary of EFH Corp. As such, EFH Corp. is the beneficial owner of 100% of EFIH's membership interests and neither of its directors nor the executive officers of its parent, EFH Corp., beneficially own any membership interests of EFIH as of March 1, 2014. The following table lists the percentage of limited liability company interests of EFIH beneficially owned by each manager and certain executive officers of EFIH and the holders of more than 5% of EFIH’s limited liability company interests as of March 1, 2014.

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

Name	Percentage Ownership
Energy Future Holdings Corp.	100.00%
Charles H. Cremens	0.00%
Thomas D. Ferguson	0.00%
Paul M. Keglevic	0.00%
Kenneth Pontarelli	0.00%
John F. Young	0.00%
Kneeland Youngblood	0.00%
Stacey H. Doré	0.00%
All owners, managers and current executive officers as a group (8 persons)	100.00%

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE

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

Management Services Agreement

In October 2007, in connection with the Merger, the Sponsor Group and Lehman Brothers Inc. entered into a management agreement with EFIH’s parent company, EFH Corp. (Management Agreement), pursuant to which affiliates of the Sponsor Group provide management, consulting, financial and other advisory services to EFH Corp. Pursuant to the Management Agreement, affiliates of the Sponsor Group are entitled to receive an aggregate annual management fee of $35 million, which amount increases 2% annually, and reimbursement of out-of-pocket expenses incurred in connection with the provision of services pursuant to the Management Agreement. The Management Agreement will continue in effect from year to year, unless terminated upon a change of control of EFH Corp. or in connection with an initial public offering of EFH Corp. or if the parties thereto mutually agree to terminate the Management Agreement. In addition, the Management Agreement provides that the Sponsor Group will be entitled to receive a fee equal to a percentage of the gross transaction value in connection with certain subsequent financing, acquisition, disposition, merger combination and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the Management Agreement in the event of an initial public offering or under certain other circumstances. Beginning with the quarterly management fee due December 31, 2013, the Sponsor Group, while reserving the right to receive the fees, directed EFH Corp. to suspend payments of the management fees for an indefinite period, and no such management fees were paid to the Sponsor Group during 2014.

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

Members of the Sponsor Group and/or their respective affiliates have from time to time entered into, and may continue to enter into, arrangements with EFH Corp. to use its products and services in the ordinary course of business, which often results in revenues to EFH Corp. in excess of $120,000 annually. In addition, EFH Corp. has entered into, and may continue to enter into, arrangements with members of the Sponsor Group and/or their respective affiliates to use their products and services in the ordinary course of their business, which often result in revenues to members of the Sponsor Group or their respective affiliates in excess of $120,000 annually.

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

For the years ended December 31, 2014 and 2013, fees billed (in US dollars) to EFIH by Deloitte & Touche were as follows:

	2014	2013
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other service requirements and provide comfort letters and consents.	$1,364,000	$546,000
Audit-Related Fees. Fees for services including due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	24,000	—
Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	—	—
All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, litigation assistance and training services	—	—
Total	$1,388,000	$546,000

PART IV.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Oncor Holdings Financial Statements are presented pursuant to Rules 3–09 and 3–16 of Regulation S-X as Exhibit 99(d).

(b)	Exhibits:
EFIH Exhibits to Form 10-K for the Fiscal Year Ended December 31, 2014

Exhibits	Previously Filed* With File Number	As Exhibit

(3(i))	Articles of Incorporation

3(a)	333-153529 Form S-4 (filed September 17, 2008)	3(c)	—	Certificate of Formation of Energy Future Intermediate Holding Company LLC, as amended

(3(ii))	By-laws

3(b)	1-34544 Form 10-K (filed February 21, 2012)	3(b)	—	Second Amended and Restated Limited Liability Company Agreement of Energy Future Intermediate Holding Company LLC

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

	Energy Future Intermediate Holding Company LLC

4(a)	1-12833 Form 8-K (filed January 30, 2013)	4.3	—
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

Oncor Electric Delivery Company LLC

4(mm)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York Mellon, as Trustee

4(nn)	1-12833 Form 8-K (filed October 31, 2005)	10.1	—	Supplemental Indenture No. 1, dated October 25, 2005, to the Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York Mellon.

Exhibits	Previously Filed* With File Number	As Exhibit

4(oo)	333-100240 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	4(b)	—	Supplemental Indenture No. 2, dated May 15, 2008, to the Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(pp)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated May 6, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2012 and 7.000% Senior Notes due 2032.

4(qq)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York Mellon, as Trustee.

4(rr)	333-100240 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	4(c)	—	Supplemental Indenture No. 1, dated May 15, 2008, to the Indenture and Deed of Trust, dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(ss)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated August 30, 2002, establishing the form and certain terms of Oncor Electric Delivery Company LLC’s 5.00% debentures due 2007 and 7.00% Debentures due 2022.

4(tt)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated December 20, 2002, establishing the form and certain terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2015 and 7.250% Senior Notes due 2033.

4(uu)	333-100240 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	4(a)	—	Deed of Trust, Security Agreement and Fixture Filing, dated May 15, 2008, by Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York, as Collateral Agent.

4(vv)	333-100240 Form 10-K (2008) (filed March 3, 2009)	4(n)	—
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

4(eee)	333-100240 Form 8-K (filed May 13, 2013)	4.1	—	Registration Rights Agreement, dated May 13, 2013, among Oncor Electric Delivery Company LLC and the representatives of the initial purchasers of the addition 4.55% Senior Secure Notes due 2041.

4(fff)	333-100240 Form 8-K (filed May 13, 2014)	4.1	—	Officer's Certificate dated May 13, 2014, establishing the terms of Oncor Electric Delivery Company LLC's 2.15% Senior Secured Notes due 2019.

4(ggg)	333-100240 Form 8-K (filed May 13, 2014)	4.2	—
Registration Rights Agreement, dated May 13, 2014, among Oncor Electric Delivery Company LLC and the representatives of the initial purchasers of Oncor Electric Delivery Company LLC's 2.15% Senior Secured Notes due 2019.

(10)	Material Contracts.

	Management Contracts; Compensatory Plans, Contracts and Arrangements

10(a)			—	Energy Future Intermediate Holding Company LLC Non-Employee Manager Compensation Arrangements.

	Credit Agreements

10(b)	333-100240 Form 8-K (filed October 11, 2011)	10.1	—
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

10(c)	333-100240 Form 8-K (filed May 15, 2012)	10.1	—
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

Exhibits	Previously Filed* With File Number	As Exhibit

10(g)	333-100240 Form 10-Q (Quarter ended September 30, 2008) (filed November 6, 2008)	3(a)	—
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

10(j)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(eee)	—	Stipulation as approved by the PUCT in Docket No. 34077.

10(k)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(fff)	—	Amendment to Stipulation Regarding Section 1, Paragraph 35 and Exhibit B in Docket No. 34077.

10(l)	333-100240 Form 10-K (2010) (filed February 18, 2011)	10(ae)	—	PUCT Order on Rehearing in Docket No. 34077.

10(m)	333-100240 Form 10-Q (Quarter ended September 30, 2008) (filed November 6, 2008)	4(c)	—
Investor Rights Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

10(n)	1-12833 Form 10-Q (Quarter ended September 30, 2012) (filed October 30, 2012)	10(b)	—	Federal and State Income Tax Allocation Agreement, effective January 1, 2010, by and among members of the Energy Future Holdings Corp. consolidated group.

Debtor-In-Possession Facility

10(o)	1-12833 Form 8-K (filed June 25, 2014)	10(a)	—
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

10(p)	1-12833 Form 8-K (filed June 25, 2014)	10(b)	—	Pledge Agreement, dated as of June 19, 2014, by and among the EFIH Debtors and Deutsche Bank AG New York Branch, as collateral agent.

10(q)	1-12833 Form 8-K (filed June 25, 2014)	10(c)	—	Security Agreement, dated as of June 19, 2014, by and among the EFIH Debtors and Deutsche Bank AG New York Branch, as collateral agent.

Exhibits	Previously Filed* With File Number	As Exhibit

(12)	Statement Regarding Computation of Ratios

12(a)			—	Computation of Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.

(21)	Subsidiaries of the Registrant

21(a)			—	Subsidiaries of Energy Future Intermediate Holding Company LLC.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99(a)			—	Oncor Electric Delivery Holdings Company LLC financial statements presented pursuant to Rules 3–09 and 3–16 of Regulation S–X.

XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
____________

*	Incorporated herein by reference

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Energy Future Intermediate Holding Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
Date: March 31, 2015
	By	/s/ JOHN F. YOUNG
(John F. Young, Chair, President and Chief Executive)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Energy Future Intermediate Holding Company LLC and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	JOHN F. YOUNG	Principal Executive Officer	March 31, 2015
	(John F. Young, Chair, President and Chief Executive)	and Manager

/s/	PAUL M. KEGLEVIC	Principal Financial Officer	March 31, 2015
	(Paul M. Keglevic, Executive Vice President, Chief Financial Officer and Co-Chief Restructuring Officer)	and Manager

/s/	TERRY L. NUTT	Principal Accounting Officer	March 31, 2015
(Terry L. Nutt, Senior Vice President and Controller)

/s/	CHARLES H. CREMENS	Manager	March 31, 2015
(Charles H. Cremens)

/s/	THOMAS D. FERGUSON	Manager	March 31, 2015
(Thomas D. Ferguson)

/s/	KENNETH PONTARELLI	Manager	March 31, 2015
(Kenneth Pontarelli)

/s/	KNEELAND YOUNGBLOOD	Manager	March 31, 2015
(Kneeland Youngblood)