Form 10-Q
period 2015-03-31
Energy Future Intermediate Holding CO LLC
filed 2015-05-07
CIK 1445146

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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

At May 7, 2015, the outstanding membership interest in Energy Future Intermediate Holding Company LLC was directly held by Energy Future Holdings Corp.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2014 Form 10-K	EFIH's Annual Report on Form 10-K for the year ended December 31, 2014

Chapter 11 Cases
Cases being heard in the US Bankruptcy Court for the District of Delaware (Bankruptcy Court) concerning voluntary petitions for relief under Chapter 11 of the US Bankruptcy Code (Bankruptcy Code) filed on April 29, 2014 by the Debtors

DIP Facilities	Refers, collectively, to EFIH's debtor-in-possession financing (see Note 8 to the Financial Statements) and TCEH's debtor-in-possession financing (TCEH DIP Facility).

Debtors	EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities

Disclosure Statement
Disclosure Statement for the Debtors' Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code filed by the Debtors with the Bankruptcy Court on April 14, 2015, as it may be amended, modified or supplemented from time to time

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

EFIH PIK Notes	EFIH's $1.566 billion principal amount of 11.25%/12.25% Senior Toggle Notes.

EFIH Second Lien Notes	Refers, collectively, to EFIH's and EFIH Finance's $322 million principal amount of 11% Senior Secured Second Lien Notes and $1.389 billion principal amount of 11.75% Senior Secured Second Lien Notes.

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

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

Plan of Reorganization
Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code filed by the Debtors with the Bankruptcy Court on April 14, 2015, as it may be amended, modified or supplemented from time to time

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

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(millions of dollars)
Selling, general and administrative expenses	$(2)	$(11)
Other deductions (Note 4)	(70)	(77)
Interest expense and related charges (Note 6)	(292)	(198)
Reorganization items (Note 7)	(48)	—
Loss before income taxes and equity in earnings of unconsolidated subsidiary	(412)	(286)
Income tax benefit (Note 5)	65	72
Equity in earnings of unconsolidated subsidiary (net of tax) (Note 3)	75	80
Net loss	$(272)	$(134)

See Notes to the Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(millions of dollars)
Net loss	$(272)	$(134)
Other comprehensive income (loss) — net of tax effects:
Net effects related to Oncor — reported in equity in earnings of unconsolidated subsidiaries (net of tax benefit of $— in all periods)	1	—
Total other comprehensive income (loss)	1	—
Comprehensive loss	$(271)	$(134)

See Notes to the Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(millions of dollars)
Cash flows — operating activities:
Net loss	$(272)	$(134)
Adjustments to reconcile net income to cash used in operating activities:
Equity in earnings of unconsolidated subsidiary	(75)	(80)
Distributions of earnings from unconsolidated subsidiary	74	37
Fees paid on EFIH Second Lien Notes repayment (Note 7) (reported as financing activities)	28	—
Interest expense on toggle notes payable in additional principal (Notes 6 and 9)	—	49
Reserve recorded for income tax receivable from EFH Corp. (Note 4)	70	77
Amortization of debt related balances (Note 6)	—	(13)
Changes in operating assets and liabilities:
Pre-petition interest related to EFIH Second Lien Notes repayment (Note 9)	(55)	—
Other changes in operating assets and liabilities, including liabilities subject to compromise	(62)	(42)
Cash used in operating activities	(292)	(106)
Cash flows — financing activities:
Fees paid on EFIH Second Lien Notes repayment (Note 7)	(28)	—
Repayments/repurchases of debt (Note 8)	(445)	—
Cash provided by (used in) financing activities	(473)	—
Cash flows — investing activities:
Cash provided by investing activities	—	—
Net change in cash and cash equivalents	(765)	(106)
Cash and cash equivalents — beginning balance	1,157	242
Cash and cash equivalents — ending balance	$392	$136

See Notes to the Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS	(millions of dollars)
Current assets:
Cash and cash equivalents	$392	$1,157
Other current assets	2	3
Total current assets	394	1,160
Investment in Oncor Holdings (Note 3)	6,052	6,050
Accumulated deferred income taxes	26	26
Total assets	$6,472	$7,236
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Trade accounts and other payables to affiliates	$4	$6
Accumulated deferred income taxes	26	26
Accrued interest	1	1
Other current liabilities	23	18
Total current liabilities	54	51
Borrowings under debtor-in-possession credit facilities (Note 8)	5,400	5,400
Liabilities subject to compromise (Note 9)	3,487	3,988
Total liabilities	8,941	9,439
Commitments and Contingencies (Note 10)
Membership interests (Note 11):
Capital account	(1,749)	(1,482)
Affiliate debt held by EFIH (Note 11)	(635)	(635)
Accumulated other comprehensive income (loss)	(85)	(86)
Total membership interests	(2,469)	(2,203)
Total liabilities and membership interests	$6,472	$7,236

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

Bankruptcy Filing

On April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities (collectively, the Debtors), filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). On April 14, 2015, the Debtors filed with the Bankruptcy Court the Plan of Reorganization and the Disclosure Statement. See Note 2 for further discussion regarding the Chapter 11 Cases and the Debtors' recent filing of the Plan of Reorganization and the Disclosure Statement.

Basis of Presentation, Including Application of Bankruptcy Accounting

The condensed consolidated financial statements have been prepared in accordance with US GAAP. The condensed consolidated financial statements have been prepared as if EFIH is a going concern and contemplate the realization of assets and liabilities in the normal course of business. The condensed consolidated financial statements reflect the application of Financial Accounting Standards Board Accounting Standards Codification (ASC) 852, Reorganizations. During the pendency of the Chapter 11 Cases, the Debtors will operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. ASC 852 applies to entities that have filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code. The guidance requires that transactions and events directly associated with the reorganization be distinguished from the ongoing operations of the business. In addition, the guidance provides for changes in the accounting and presentation of liabilities. See Notes 7 and 9 for discussion of these accounting and reporting changes.

Investments in unconsolidated subsidiaries, which are 50% or less owned and/or do not meet accounting standards criteria for consolidation, are accounted for under the equity method (see Note 3). Adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in EFIH's 2014 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

Changes in Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations. The ASU states that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity's operations and financial results when the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, is disposed of by sale, or is disposed of other than by sale. The amendments in this ASU also require additional disclosures about discontinued operations. ASU 2014-08 is effective for the Company for the first quarter of 2015. This new requirement is relevant to EFIH's presentation of the equity method investment in Oncor, which has been proposed for sale within the Chapter 11 Cases. The new guidance eliminated a scope exception previously applicable to equity method investments, resulting in the requirement of further analysis of the presentation of the Oncor equity method investment. Based on EFIH's analysis, ASU 2014-08 will not materially affect its results of operations, financial position, or cash flows, until a plan of sale of the Oncor investment is approved by the Bankruptcy Court, at which time presentation as discontinued operations may be appropriate.

In February 2015 the FASB issued Accounting Standards Update 2015-02 (ASU 2015-02) Amendments to the Consolidation Analysis. The ASU is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015. Early adoption is permitted. The new consolidation standard changes the criteria a reporting enterprise uses to evaluate if certain legal entities, such as limited partnerships and similar entities, should be consolidated. EFIH is in the process of assessing the effects of the application of the new guidance on its financial statements.

In April 2015 the FASB issued Accounting Standards Update 2015-03 (ASU 2015-03) Simplifying Balance Sheet Presentation by Presenting Debt Issuance Costs as a Deduction from Recognized Debt Liability. The ASU is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015. Early adoption is permitted. The new standard requires debt issuance costs to be classified as reductions to the face value of the related debt. EFIH does not expect ASU 2015-03 to materially affect its financial position until it issues new debt. During the Chapter 11 Cases, debt issuance costs on prepetition debt subject to compromise will continue to be reported in liabilities subject to compromise.

2.	CHAPTER 11 CASES

On the Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. During the pendency of the Chapter 11 Cases, the Debtors will operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

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

Proposed Plan of Reorganization

A Chapter 11 plan of reorganization, among other things, determines the rights and satisfaction of claims of various creditors and security holders of an entity operating under the protection of the Bankruptcy Court and is subject to the ultimate outcome of stakeholder negotiations and Bankruptcy Court decisions ongoing through the date on which the Chapter 11 plan is confirmed. In order for the Debtors to emerge successfully from the Chapter 11 Cases as reorganized companies, they must obtain approval from the Bankruptcy Court and certain of their respective creditors for a Chapter 11 plan of reorganization. The Debtors currently have the exclusive right to file a Chapter 11 plan of reorganization in the Chapter 11 Cases until June 23, 2015 and the exclusive right to solicit the appropriate votes for any such plan it files prior to such date until August 23, 2015 (i.e., collectively, the exclusivity period).

On April 14, 2015, the Debtors filed with the Bankruptcy Court the Plan of Reorganization and the Disclosure Statement. In general, the Plan of Reorganization proposes a structure that involves a tax-free deconsolidation or tax-free spin-off of TCEH from EFH Corp. (Reorganized TCEH) and the reorganization of EFH Corp. and EFIH either (a) as contemplated by the Debtors' previously disclosed Bankruptcy Court approved bidding procedures with respect to the potential sale of EFH Corp.'s indirect economic interest in Oncor, (b) pursuant to a standalone plan of reorganization or (c) pursuant to a creditor back-stopped plan of reorganization. Pursuant to the Plan of Reorganization, among other things, holders of TCEH first lien secured claims would receive 100% of the common stock of Reorganized TCEH and 100% of the proceeds of new debt issued by Reorganized TCEH. Also, pursuant to the Plan of Reorganization, the Debtors would select the highest or otherwise best transaction to maximize value for reorganized EFH Corp. and EFIH.

The Plan of Reorganization is subject to revision in response to creditor and/or stakeholder claims and objections and the requirements of the Bankruptcy Code and/or the Bankruptcy Court. Unless the Plan of Reorganization receives the requisite approval from holders of claims and the Bankruptcy Court, upon expiration of the exclusivity period (unless extended by the Bankruptcy Court), any creditor or stakeholder would have the ability to file in the Chapter 11 Cases one or more Chapter 11 plans of reorganization.

The Disclosure Statement contains, among other things, detailed information about the Plan of Reorganization, a historical profile of the Debtors' businesses, a description of proposed distributions to creditors under the Plan of Reorganization, and an analysis of the Plan of Reorganization's feasibility, as well as many of the technical matters required for the Debtors to exit from bankruptcy, such as descriptions of who will be eligible to vote on the Plan of Reorganization and the voting process itself. The information contained in the Disclosure Statement is subject to change, for a number of reasons, including amendments to the Plan of Reorganization, actions of third parties, including the Bankruptcy Court, or otherwise.

Nothing contained in this quarterly report on Form 10-Q is intended to be, nor should it be construed as, a solicitation for a vote on the Plan of Reorganization, as filed or as it may be amended. The Plan of Reorganization will become effective only if it receives the requisite approval and is confirmed by the Bankruptcy Court and the conditions to consummation set forth therein are satisfied. There can be no assurance that the Bankruptcy Court will approve the Disclosure Statement, that the Debtors' stakeholders will approve the Plan of Reorganization, that the Bankruptcy Court will confirm the Plan of Reorganization or that the conditions to consummation of the Plan of Reorganization will be satisfied.

Proposed Sale of Indirect Economic Ownership Interest in Oncor

In September 2014, the Debtors filed a motion with the Bankruptcy Court seeking the entry of an order approving bidding procedures with respect to the potential sale of EFH Corp.'s/EFIH's indirect economic ownership interest in Oncor. In January 2015, the Bankruptcy Court approved the Debtors' bidding procedures motion that sets forth the process by which the Debtors are authorized to solicit proposals (i.e., bids) from third parties to acquire (in any form and employing any structure, whether taxable (in whole or in part) or tax-free) EFH Corp.'s/EFIH's indirect economic ownership interest in Oncor in accordance with the Bankruptcy Code. These bidding procedures contemplate that the Debtors select a stalking horse bid after a two-stage closed bidding process, and, after approval by the Bankruptcy Court of such stalking horse bid, the Debtors conduct a round of open bidding culminating in an auction intended to obtain a higher or otherwise best bid for a transaction. Initial bids were received in early March 2015 and second round bids were received in April 2015, and each of the Debtors is currently assessing those submissions. EFIH cannot predict the outcome of this process, including whether EFH Corp. will receive any acceptable bid, whether the Bankruptcy Court will approve any such bid or whether any such transaction will (or when it will) ultimately close because any such transaction would be the subject of customary closing conditions, including receipt of all applicable regulatory approvals.

Scheduling Matters

The Debtors filed a proposed scheduling order with respect to the Disclosure Statement and the Plan of Reorganization on April 14, 2015. On May 4, 2015, the Bankruptcy Court indicated that it would approve (a) the Debtors' request to hold a hearing on the Disclosure Statement on July 20, 2015 (and related discovery protocols) and (b) mediation between the Debtors and certain TCEH stakeholders with respect to Plan of Reorganization issues that affect the TCEH Debtors' estates. The Bankruptcy Court is expected to hold a scheduling conference on June 25, 2015 to address a Plan of Reorganization confirmation timeline (and related confirmation discovery protocols). The Disclosure Statement timeline set forth in the proposed scheduling order is subject to revision by the Bankruptcy Court, and may change based on subsequent orders entered by the Bankruptcy Court (on its own, upon the motion of a party, or upon the Debtors' request). There is no guarantee that mediation will be successful.

Tax Matters

In June 2014, EFH Corp. filed a request with the IRS for a private letter ruling (Private Letter Ruling) that, among other things, will provide (a) that (i) the transfer by TCEH of all of its assets and its ordinary course operating liabilities to reorganized TCEH completed through a tax-free spin (in accordance with the Private Letter Ruling) in connection with TCEH's emergence from bankruptcy (Reorganized TCEH), (ii) the transfer by the Debtors to Reorganized TCEH of certain assets and liabilities that are reasonably necessary to the operation of Reorganized TCEH and (iii) the distribution by TCEH of (A) the equity it holds in Reorganized TCEH and (B) the cash proceeds TCEH receives from Reorganized TCEH to the holders of TCEH first lien claims, will qualify as a reorganization within the meaning of Sections 368(a)(1)(G), 355 and 356 of the Code and (b) for certain other rulings under Sections 368(a)(1)(G) and 355 of the Code. The Debtors intend to continue to pursue the Private Letter Ruling to support the Plan of Reorganization and other potential Chapter 11 plans of reorganization that could ultimately be proposed. In October 2014, the Debtors filed a memorandum with the Bankruptcy Court that described tax related matters regarding restructuring alternatives.

Implications of the Chapter 11 Cases

EFIH's ability to continue as a going concern is contingent upon, among other factors, its ability to comply with the financial and other covenants contained in the DIP Facility described in Note 8, its ability to obtain new debtor in possession financing in the event the DIP Facility was to expire during the pendency of the Chapter 11 Cases and its ability to complete a Chapter 11 plan of reorganization in a timely manner, including obtaining creditor and Bankruptcy Court approval of such plan as well as applicable regulatory approvals required for such plan and obtaining any exit financing needed to implement such plan. These circumstances and uncertainties inherent in the bankruptcy proceedings raise substantial doubt about EFIH's ability to continue as a going concern.

Operations During the Chapter 11 Cases

In general, the Debtors have received final bankruptcy court orders with respect to first day motions and other operating motions that allow the Debtors to operate their businesses in the ordinary course, including, among others, providing for the payment of certain pre-petition employee and retiree expenses and benefits, the use of the Debtors' existing cash management system, the continuation of customer contracts and programs at its retail electricity operations, the payment of certain pre-petition amounts to certain critical vendors, the ability to perform under certain pre-petition hedging and trading arrangements and the ability to pay certain pre-petition taxes and regulatory fees. In addition, the Bankruptcy Court has issued orders approving the DIP Facilities discussed in Note 8.

Pre-Petition Claims

Holders of the substantial majority of pre-petition claims were required to file proofs of claims by the bar date established by the Bankruptcy Court. A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases. The Bankruptcy Court established a bar date of October 27, 2014 for the substantial majority of claims. The Debtors have received approximately 10,000 filed claims since the Petition Date. The Debtors are in the process of reconciling those claims to the amounts listed in its schedules of assets and liabilities, which includes communications with claimants to acquire additional information required for reconciliation. As of May 7, 2015, approximately 4,000 of those claims have been settled, withdrawn or expunged. To the extent claims related to EFIH are reconciled and resolved, EFIH has recorded them at the expected allowed amount. Claims that remain unresolved or unreconciled through the filing of this report have been estimated based upon management's best estimate of the likely claim amounts that the Bankruptcy Court will ultimately allow.

Beginning in November 2014, the Debtors began the process to request the Bankruptcy Court to disallow claims that they believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. Given the substantial number of claims filed, the claims resolution process will take considerable time to complete. Differences between liability amounts recorded by the Debtors as liabilities subject to compromise and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. Differences between those final allowed claims and the liabilities recorded in the consolidated balance sheets will be recognized as reorganization items in the Debtors' statements of consolidated income (loss) as they are resolved. The determination of how liabilities will ultimately be resolved cannot be made until the Bankruptcy Court approves a plan of reorganization or approves orders related to settlement of specific liabilities. Accordingly, the ultimate amount or resolution of such liabilities is not determinable at this time. The resolution of such claims could result in material adjustments to EFIH's financial statements.

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

EFIH does not consolidate Oncor Holdings and instead is accounted for as an equity method investment because the structural and operational ring-fencing measures discussed in Note 1 prevent it from having power to direct the significant activities of Oncor Holdings or Oncor. In accordance with accounting standards, EFIH accounts for its investment in Oncor Holdings under the equity method, as opposed to the cost method, based on its level of influence over its activities.

The carrying value of EFIH's variable interest in Oncor Holdings totaled $6.052 billion and $6.050 billion at March 31, 2015 and December 31, 2014, respectively, and is reported as investment in Oncor Holdings in EFIH's condensed consolidated balance sheets. EFIH's maximum exposure to loss from this investment does not exceed its carrying value.

See Note 12 for discussion of Oncor Holdings' and Oncor's transactions with EFH Corp. and its other subsidiaries.

Distributions from Oncor Holdings and Related Considerations — Oncor Holdings' distributions of earnings to EFIH totaled $74 million and $37 million for the three months ended March 31, 2015 and 2014, respectively. Distributions may not be paid except to the extent Oncor maintains a required regulatory capital structure as discussed below. At March 31, 2015, $37 million was eligible to be distributed to Oncor's members after taking into account the regulatory capital structure limit, of which approximately 80% relates to EFIH's ownership interest in Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the applicable board determines in good faith that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings.

Oncor's distributions are limited by its regulatory capital structure, which is required to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At March 31, 2015, Oncor's regulatory capitalization ratio was 59.8% debt and 40.2% equity. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes bonds issued by Oncor Electric Delivery Transition Bond Company LLC, which were issued in 2003 and 2004 to recover specific generation-related regulatory assets and other qualified costs. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).

EFH Corp., Oncor Holdings, Oncor and Oncor's minority investor are parties to a Federal and State Income Tax Allocation Agreement. Additional income tax amounts receivable or payable may arise in the normal course under that agreement.

Oncor Holdings Financial Statements — Condensed statements of consolidated income of Oncor Holdings and its subsidiaries for the three months ended March 31, 2015 and 2014 are presented below:

	Three Months Ended March 31,
	2015	2014
Operating revenues	$946	$917
Operation and maintenance expenses	(380)	(345)
Depreciation and amortization	(217)	(210)
Taxes other than income taxes	(111)	(108)
Other income	2	4
Other deductions	(4)	(3)
Interest income	1	1
Interest expense and related charges	(81)	(88)
Income before income taxes	156	168
Income tax expense	(61)	(67)
Net income	95	101
Net income attributable to noncontrolling interests	(20)	(21)
Net income attributable to Oncor Holdings	$75	$80

Assets and liabilities of Oncor Holdings at March 31, 2015 and December 31, 2014 are presented below:

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$18	$5
Restricted cash	58	56
Trade accounts receivable — net	417	407
Trade accounts and other receivables from affiliates	128	118
Income taxes receivable from EFH Corp.	80	144
Inventories	79	73
Accumulated deferred income taxes	10	10
Prepayments and other current assets	92	91
Total current assets	882	904
Restricted cash	16	16
Other investments	97	97
Property, plant and equipment — net	12,626	12,463
Goodwill	4,064	4,064
Regulatory assets — net	1,349	1,429
Other noncurrent assets	71	67
Total assets	$19,105	$19,040
LIABILITIES
Current liabilities:
Short-term borrowings	$800	$711
Long-term debt due currently	109	639
Trade accounts payable — nonaffiliates	158	202
Income taxes payable to EFH Corp.	31	24
Accrued taxes other than income	66	174
Accrued interest	56	93
Other current liabilities	117	156
Total current liabilities	1,337	1,999
Accumulated deferred income taxes	1,949	1,978
Long-term debt, less amounts due currently	5,720	4,997
Other noncurrent liabilities and deferred credits	2,260	2,245
Total liabilities	$11,266	$11,219

4.	OTHER DEDUCTIONS

EFIH has income tax receivables from EFH Corp. that arose under the Federal and State Income Tax Allocation Agreement. In consideration of the Bankruptcy Filing, EFIH fully reserved the income tax receivables because of the significant uncertainty regarding their ultimate settlement, resulting in charges of $70 million and $77 million in the three months ended March 31, 2015 and 2014, respectively.

5.	INCOME TAXES

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

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating EFIH's ability to recover its deferred tax assets related to its net operating losses, EFIH considers all available positive and negative information, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of operations. Due to the significant uncertainty of the ultimate recovery by EFIH of the benefit of its NOLs, a valuation allowance of $115 million has been recorded on EFIH’s net deferred tax assets as of March 31, 2015. The valuation allowance reduced the income tax benefit for the three months ended March 31, 2015 by $43 million.

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

The calculation of EFIH's effective tax rate is as follows:

	Three Months Ended March 31,
	2015	2014
Loss before income taxes and equity in earnings of unconsolidated subsidiaries	$(412)	$(286)
Exclude reserve against income tax receivable from EFH Corp. recorded without income tax benefit	70	77
Adjusted loss before income taxes and equity in earnings on unconsolidated subsidiaries	$(342)	$(209)
Income tax benefit	$65	$72
Effective tax rate	(19.0)%	(34.4)%

For the three months ended March 31, 2015, the effective tax rate was different than the US Federal statutory rate of 35% due primarily to a valuation allowance against deferred tax assets and higher nondeductible legal and other professional services costs related to the Chapter 11 Cases. For the three months ended March, 2014, the effective tax rate was different than the US Federal statutory rate of 35% primarily due to nondeductible legal and other professional service costs related to EFIH's debt restructuring activities.

6.	INTEREST EXPENSE AND RELATED CHARGES

	Three Months Ended March 31,
	2015	2014
Interest paid/accrued on debtor-in-possession financing	$57	$—
Interest paid/accrued on pre-petition debt (a)	235	161
Interest expense related to pushed down debt	—	1
Interest expense on pre-petition toggle notes payable in additional principal (Note 9)	—	49
Amortization of debt exchange premiums	—	(18)
Amortization of debt exchange discounts and issuance costs	—	5
Total interest expense and related charges	$292	$198
____________

(a)	For the three months ended March 31, 2015, amounts include $235 million in post-petition interest at contractual rates related to the EFIH Second Lien Notes (see Note 9).

Interest expense for the three months ended March 31, 2015 reflects interest paid on EFIH's pre-petition 11.00% Second Lien Notes due 2021 and 11.75% Second Lien Notes due 2022 as approved by the Bankruptcy Court in March 2015 (see Note 9).

The Bankruptcy Code generally restricts payment of interest on pre-petition debt, subject to certain exceptions. However, the Bankruptcy Court ordered the payment of post-petition interest payments on EFIH First Lien Notes in connection with the settlement in June 2014 as discussed in Note 8. Additionally, the Bankruptcy Court approved post-petition interest payments on the EFIH Second Lien Notes in March 2015 as discussed in Note 9. Additional payments may also be made upon approval by the Bankruptcy Court, at the federal judgment rate (see Note 10). Other than these amounts ordered or approved by the Bankruptcy Court, effective April 29, 2014, EFIH discontinued recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise (LSTC). Interest expense as calculated under the contractual terms of EFIH's debt classified as LSTC totaled $111 million for the three months ended March 31, 2015. Of the $235 million of interest paid/accrued on pre-petition debt, $50 million related to the three months ended March 31, 2015, which is $61 million lower than the contractual requirement for the period. The remaining $185 million of interest paid on pre-petition debt related to contractual interest from 2014, which was accrued and paid in 2015 upon Bankruptcy Court approval.

7.	REORGANIZATION ITEMS

Expenses and income directly associated with the Chapter 11 Cases are reported separately in the condensed statements of consolidated income (loss) as reorganization items as required by ASC 852, Reorganizations. Reorganization items also include adjustments to reflect the carrying value of liabilities subject to compromise (LSTC) at their estimated allowed claim amounts, as such adjustments are determined. The following table presents reorganization items incurred in the three months ended March 31, 2015 as reported in the condensed statements of consolidated income (loss):

Three Months Ended March 31, 2015
Fees associated with repayment of EFIH Second Lien Notes (Note 9)	$28
Expenses related to legal advisory and representation services	14
Expenses related to other professional consulting and advisory services	6
Total reorganization items	$48

8.	DEBTOR-IN-POSSESSION BORROWING FACILITIES

EFIH DIP Facility, EFIH First Lien Notes Settlement and EFIH Second Lien Notes Repayment — The Bankruptcy Court approved the EFIH DIP Facility in June 2014. The EFIH DIP Facility provides for a $5.4 billion first-lien debtor-in-possession financing facility. Since inception, the facility has been utilized as follows:

•
In June 2014, $1.836 billion of loans issued under the facility were issued as an exchange to holders of $1.673 billion principal amount of EFIH First Lien Notes plus accrued and unpaid interest totaling $78 million. Holders of substantially all of the principal amount exchanged received as payment in full a principal amount of loans under the DIP equal to 105% of the principal amount of the notes held plus 101% of the accrued and unpaid interest at the non-default rate on such principal;

•	In June 2014, $2.438 billion of cash borrowings were used to repay all remaining $2.312 billion principal amount of EFIH First Lien Notes (plus accrued and unpaid interest totaling $128 million), and

•
In March 2015, $750 million of cash borrowings were used to repay $445 million principal amount of EFIH Second Lien Notes (including accrued and unpaid pre-petition interest of $55 million and post-petition interest of $235 million) and certain fees (see Note 9).

As of March 31, 2015, remaining borrowings under the facility, net of fees, along with existing cash on hand, totaled approximately $392 million, which was held as cash and cash equivalents.

The principal amounts outstanding under the EFIH DIP Facility bear interest based on applicable LIBOR rates, subject to a 1% floor, plus 3.25%. At both March 31, 2015 and December 31, 2014, outstanding borrowings under the EFIH DIP Facility totaled $5.4 billion at an annual interest rate of 4.25%. The EFIH DIP Facility is a non-amortizing loan that may, subject to certain limitations, be voluntarily prepaid by the EFIH Debtors, in whole or in part, without any premium or penalty.

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

The EFIH DIP Facility provides for affirmative and negative covenants applicable to EFIH and EFIH Finance, including affirmative covenants requiring EFIH and EFIH Finance to provide financial information, budgets and other information to the agents under the EFIH DIP Facility, and negative covenants restricting EFIH's and EFIH Finance's ability to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions, in each case except as permitted in the EFIH DIP Facility. The EFIH DIP Facility also includes a minimum liquidity covenant pursuant to which EFIH cannot allow the amount of its unrestricted cash (as defined in the EFIH DIP Facility) to be less than $150 million. As of March 31, 2015, EFIH was in compliance with this minimum liquidity covenant. The Oncor Ring-Fenced Entities are not restricted subsidiaries for purposes of the EFIH DIP Facility.

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

9.	LIABILITIES SUBJECT TO COMPROMISE

The amounts classified as liabilities subject to compromise (LSTC) reflect the company's estimate of pre-petition liabilities and other expected allowed claims to be addressed in the Chapter 11 Cases and may be subject to future adjustment as the Chapter 11 Cases proceed. Debt amounts include related unamortized deferred financing costs and discounts/premiums. Amounts classified to LSTC do not include pre-petition liabilities that are fully collateralized by letters of credit or cash deposits. The following table presents LSTC as reported in the condensed consolidated balance sheets at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Notes, loans and other debt per the following table	$3,398	$3,843
Accrued interest on notes, loans and other debt	82	138
Advances and other payables to affiliates	7	7
Total liabilities subject to compromise	$3,487	$3,988

Pre-Petition Notes, Loans and Other Debt Reported as Liabilities Subject to Compromise

Amounts presented below represent principal amounts of pre-petition notes, loans and other debt reported as liabilities subject to compromise.

	March 31, 2015	December 31, 2014
Debt issued by EFIH:
11% Fixed Senior Secured Second Lien Notes due October 1, 2021	$322	$406
11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022	1,389	1,750
11.25%/12.25% Senior Toggle Notes due December 1, 2018	1,566	1,566
9.75% Fixed Senior Notes due October 15, 2019	2	2
Unamortized premium	243	243
Unamortized discount	(121)	(121)
Total debt issued by EFIH	3,401	3,846
Pushed down pre-petition debt (a):
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017	17	17
11.25%/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017	13	13
Total pushed down debt	30	30
Deferred debt issuance and extension costs	(33)	(33)
Total debt	$3,398	$3,843
________________

(a)	Represents 50% of the amount of these EFH Corp. securities guaranteed by EFIH and pushed down per the discussion below under "Guarantees and Push Down of EFH Corp. Pre-Petition Debt."

Repayment of EFIH Second Lien Notes

In March 2015, with the approval of the Bankruptcy Court, EFIH used some of its cash to repay (Repayment) $735 million, including interest at contractual rates, in amounts outstanding under EFIH's pre-petition 11.00% Fixed Senior Secured Second Lien Notes due October 1, 2021 (11.00% Notes) and 11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022 (11.75% Notes) and $15 million in certain fees and expenses of the trustee for such notes. The Repayment resulted in an $84 million reduction in the principal amount of the 11.00% Notes, a $361 million reduction in the principal amount of the 11.75% Notes and the payment of $235 million and $55 million of accrued and unpaid post-petition and pre-petition interest, respectively, at contractual rates. The Repayment required the requisite consent of the lenders under EFIH's DIP Facility. EFIH received such consent from approximately 97% of the lenders under the EFIH DIP Facility in consideration of an aggregate consent fee equal to approximately $13 million. As a result of the Repayment, as of March 31, 2015, the principal amount outstanding on the 11.00% Notes and 11.75% Notes are $322 million and $1.389 billion, respectively.

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

Pre-petition debt guaranteed and subject to push down at March 31, 2015 and December 31, 2014 totaled $60 million and consisted of $33 million principal amount of EFH Corp. 10.875% Notes and $27 million principal amount of EFH Corp. Toggle Notes. The amount reflected in EFIH's condensed consolidated balances sheets as pushed down pre-petition debt ($30 million at both March 31, 2015 and December 31, 2014, as shown in the table above) represents 50% of the principal amount of the EFH Corp. Merger-related debt guaranteed. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., EFIH records the settlement of such amounts as noncash capital contributions from EFH Corp.

There were no payments of interest by EFH Corp. on pre-petition debt pushed down for both the three months ended March 31, 2015 and 2014.

Information Regarding Significant Pre-Petition Debt

The EFIH pre-petition debt described below is junior in right of priority and payment to the EFIH DIP Facility.

EFIH 6.875% Senior Secured First Lien Notes — There were no principal amounts of the EFIH 6.875% Notes outstanding at March 31, 2015 as the notes were exchanged or settled in June 2014 as discussed in Note 8. The notes bore interest at a fixed rate of 6.875% per annum. The EFIH 6.875% Notes were secured on a first-priority basis by EFIH's pledge of its 100% ownership of the membership interests in Oncor Holdings (the EFIH Collateral) on an equal and ratable basis with the EFIH 10% Notes (discussed below).

EFIH 10% Senior Secured First Lien Notes — There were no principal amounts of the EFIH 10% Notes outstanding at March 31, 2015 as the notes were exchanged or settled in June 2014 as discussed in Note 8. The notes bore interest at a fixed rate of 10% per annum. The notes were secured by the EFIH Collateral on an equal and ratable basis with the EFIH 6.875% Notes.

EFIH 11% Senior Secured Second Lien Notes — The principal amount of the EFIH 11% Notes totals $322 million with interest at a fixed rate of 11% per annum. The EFIH 11% Notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11.75% Notes. See discussion above related to the Repayment of a portion of these notes in March 2015.

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

EFIH 11.75% Senior Secured Second Lien Notes — The principal amount of the EFIH 11.75% Notes totals $1.389 billion with interest at a fixed rate of 11.75% per annum. The EFIH 11.75% Notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11% Notes. The EFIH 11.75% Notes have substantially the same covenants as the EFIH 11% Notes, and the holders of the EFIH 11.75% Notes will generally vote as a single class with the holders of the EFIH 11% Notes. See discussion above related to the Repayment of a portion of these notes in March 2015.

The EFIH 11.75% Notes were issued in private placements and are not registered under the Securities Act. EFIH had agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH 11.75% Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable notes for the EFIH 11.75% Notes. Because the exchange offer was not completed, the annual interest rate on the EFIH 11.75% Notes increased by 25 basis points (to 12.00%) in February 2013 and by an additional 25 basis points (to 12.25%) in May 2013.

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

10.	COMMITMENTS AND CONTINGENCIES

Guarantees

See Notes 9 for discussion of EFIH's guarantees of certain debt.

Legal Proceedings

From time to time, EFIH may be involved in various legal and administrative proceedings in the normal course of business the ultimate resolutions of which, in the opinion of management, should not have a material effect upon its financial condition, results of operations or liquidity.

Make-whole Claims — In May 2014, the indenture trustee for the EFIH 10% First Lien Notes initiated litigation in the Bankruptcy Court seeking, among other things, a declaratory judgment that EFIH is obligated to pay a make-whole premium in connection with the cash repayment of the EFIH First Lien Notes discussed in Note 8 and that such make-whole premium is an allowed secured claim, or in the alternative, an allowed secured or unsecured claim for breach of contract (EFIH First Lien Make-whole Claims). The indenture trustee has alleged that the EFIH First Lien Make-whole Claims are valued at approximately $432 million plus reimbursement of expenses. The indenture trustee also filed a motion in May 2014 asking the Bankruptcy Court to lift the automatic stay for cause in order to allow the trustee's notice purporting to rescind the automatic acceleration of the EFIH First Lien Notes to take effect. Following argument and briefing on cross motions for summary judgment, in March 2015, the Bankruptcy Court issued a ruling and order in favor of the EFIH Debtors on almost all issues, including denying the indenture trustee's motion for summary judgment in full and granting the EFIH Debtors summary judgment on all but the issue of whether to lift the automatic stay. A trial took place in April 2015. The Bankruptcy Court has not yet issued a ruling on these issues.

In June 2014, the indenture trustee for the EFIH Second Lien Notes initiated litigation in the Bankruptcy Court seeking similar relief with respect to the EFIH Second Lien Notes, including among other things, that EFIH is obligated to pay a make-whole premium in connection with any repayment of the EFIH Second Lien Notes and that such make-whole premium would be an allowed secured claim, or in the alternative, an allowed secured or unsecured claim for breach of contract (the EFIH Second Lien Make-whole Claims). In the EFIH Second Lien Make-whole Claims, as of March 31, 2015, the amount of such claims alleged would have been equal to approximately $539 million plus reimbursement of expenses. In December 2014, the EFIH Debtors filed counterclaims for relief against the Second Lien indenture trustee, seeking declaratory relief that, among other things, EFIH is not obligated to pay a make-whole premium in connection with any repayment of the EFIH Second Lien Notes and that such make-whole premium, if owing, would not constitute an allowed secured claim (EFIH Second Lien Counterclaims). As a result of EFIH's partial repayment of the EFIH Second Lien Notes, the indenture trustee for the EFIH Second Lien Notes amended its complaint in April 2015. The parties are currently working together on a schedule to propose to the Bankruptcy Court in order to adjudicate this matter.

In December 2014, the EFIH Debtors initiated litigation against the indenture trustee for the EFIH PIK Notes seeking, among other things, a declaratory judgment that EFIH is not obligated to pay a redemption premium in connection with the cash repayment of the EFIH PIK Notes and that any post-petition interest owing on these notes is to be paid at the statutory Federal Judgment Rate of interest. The indenture trustee for the EFIH PIK Notes filed a motion in February 2015 to dismiss the EFIH Debtors' complaint for declaratory relief, and the EFIH Debtors filed a brief in opposition to that motion in February 2015. If a redemption claim was allowed, as of March 31, 2015, such claims would be approximately $100 million. On May 4, 2015, the Bankruptcy Court heard arguments on the motion to dismiss. The Bankruptcy Court has not yet issued a ruling on this issue.

In addition, creditors may make additional claims in the Chapter 11 Cases for make-whole or redemption premiums in connection with repayments or settlement of other pre-petition debt. These claims could be material. There can be no assurance regarding the outcome of any of the litigation regarding the validity or, if deemed valid, the amount of these make-whole or redemption claims.

Potential Inter/Intra Debtor Claims — In August 2014, the Bankruptcy Court entered an order in the Chapter 11 Cases establishing discovery procedures governing, among other things, certain prepetition transactions among the various Debtors' estates. In February 2015, the ad hoc group of TCEH unsecured creditors; the official committee representing unsecured interests at EFCH and its direct subsidiary, TCEH; and the official committee representing unsecured interests at EFH and EFIH filed motions with the Bankruptcy Court seeking standing to prosecute derivative claims on behalf of TCEH relating to certain of these prepetition transactions. These motions are scheduled to be heard at a later date. In addition to the claims described above, certain of the Debtors (or creditors purporting to act derivatively in the name of a Debtor) may bring inter-Debtor or intra-Debtor claims (including claims under the Federal and State Income Tax Allocation Agreement among EFH Corp. and certain of its subsidiaries under which TCEH and EFH Corp. have previously filed claims in the Chapter 11 Cases) that could be material in amount. Creditors who wish to seek derivative standing to prosecute claims on behalf of a Debtor relating to pre-petition transactions addressed by the discovery protocol governing the Debtors' Chapter 11 Cases are currently required to file motions seeking standing by the later of May 29, 2015 and fifteen days after approval of a disclosure statement. EFIH cannot predict the timing or outcome of future proceedings, if any, related to these transactions. The outcome of any of these claims could be material and could affect the results of operation, liquidity or financial condition of a particular Debtor.

11.	MEMBERSHIP INTERESTS

Cash Distributions

No cash distributions were made in the three months ended March 31, 2015.

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

Affiliate Debt Held by EFIH

As a result of debt exchanges in 2009 through 2013, EFIH holds debt securities of EFH Corp. and TCEH. In December 2012, management determined that some or all of these securities may be returned as dividends to EFH Corp.; accordingly, the balances were reclassified at that time from investment in debt of affiliates and reported as a reduction of membership interests. As a result of the Bankruptcy Filing, EFIH does not expect to receive interest payments on affiliate debt securities it holds.

The principal amounts, coupon rates, maturities and carrying value of debt of affiliates held at both March 31, 2015 and December 31, 2014 are as follows:

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

Membership Interests

The following table presents the changes (all after tax) to membership interests for the three months ended March 31, 2015:

	Capital Accounts	Affiliate Debt Held by EFIH	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2014	$(1,482)	$(635)	$(86)	$(2,203)
Net income	(272)	—	—	(272)
Effect of debt push-down from EFH Corp.	5	—	—	5
Net effects related to Oncor	—	—	1	1
Balance at March 31, 2015	$(1,749)	$(635)	$(85)	$(2,469)

The following table presents the changes to membership interests for the three months ended March 31, 2014:

	Capital Accounts	Affiliate Debt Held by EFIH	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2013	$(1,148)	$(635)	$(39)	$(1,822)
Net income	(134)	—	—	(134)
Effect of debt push-down from EFH Corp.	5	—	—	5
Balance at March 31, 2014	$(1,277)	$(635)	$(39)	$(1,951)

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the three months ended March 31, 2015. There was no other comprehensive income (loss) before reclassification for the period.

	Dedesignated Cash Flow Hedges - Oncor	Changes in Fair Values of Investment in Debt Securities of Affiliates	Pension and Other Postretirement Employee Benefit Liabilities Adjustments - Oncor	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(19)	$—	$(67)	$(86)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in:
Equity in earnings (losses) of unconsolidated subsidiaries	1	—	—	1
Total amount reclassified from accumulated other comprehensive income (loss) during the period	1	—	—	1
Balance at March 31, 2015	$(18)	$—	$(67)	$(85)

There were no material changes to accumulated other comprehensive income (loss) in the three months ended March 31, 2014.

12.	RELATED–PARTY TRANSACTIONS

The following represent EFIH's significant related-party transactions. Also see Note 11 for a discussion of EFH Corp. and TCEH debt securities held by EFIH.

•
EFH Corp. allocates expense to EFIH for management fees owed by EFH Corp. to the Sponsor Group. This expense, which is reported in SG&A expenses, totaled zero and $2 million for the three months ended March 31, 2015 and 2014, respectively. Beginning with the quarterly management fee due December 31, 2013, the Sponsor Group, while reserving the right to receive the fees, directed EFH Corp. to suspend payments of the management fees for an indefinite period. Accordingly, EFIH did not reimburse EFH Corp. for the allocated management fees. Effective with the Petition Date, EFH Corp. suspended allocations of such fees to EFIH. Fees accrued as of the Petition Date have been reclassified to liabilities subject to compromise (LSTC).

In addition to amounts incurred directly by EFIH, a subsidiary of EFH Corp. allocated costs to EFIH for legal and other consulting services associated with EFIH's debt restructuring activities prior to the Petition Date, and EFIH reimbursed the subsidiary for the allocated costs on a monthly basis. The allocated expense, which was reported in SG&A for the three months ended March 31, 2014 totaled $3 million. Beginning at the Petition Date, legal and other consulting services associated with EFIH's Chapter 11 Cases were directly billed to EFIH and are reported in reorganization items.

A subsidiary of EFH Corp. bills EFIH for administrative services such as accounting and finance at cost, and EFIH reimburses the subsidiary for the allocated costs on a monthly basis. This expense, which is reported in SG&A expenses, totaled $1 million for both the three months ended March 31, 2015 and 2014, respectively.

•
EFH Corp. files consolidated federal income tax and Texas state margin tax returns, and under a Federal and State Income Tax Allocation Agreement, allocates income taxes to EFIH substantially as if it were filing its own corporate income tax returns. At March 31, 2015 and December 31, 2014, EFIH had current income tax receivables from EFH Corp. totaling $70 million and $125 million, respectively, both of which were fully reserved (see Note 4). EFIH made no income tax payments to EFH Corp. for both the three months ended March 31, 2015 and 2014. EFIH received no income tax refunds from EFH Corp. for both the three months ended March 31, 2015 and 2014. See discussion below in this Note regarding allocation of income tax liabilities to Oncor Holdings and Oncor under the Federal and State Income Tax Allocation Agreement.

•	Affiliates of the Sponsor Group have sold or acquired, and in the future may sell or acquire, debt or debt securities issued by EFIH in open market transactions or through loan syndications.

See Note 9 regarding guarantees and push-down of certain EFH Corp. pre-petition debt and Note 11 regarding distributions to, and contributions from, EFH Corp.

Significant related-party transactions between Oncor Holdings (including its consolidated subsidiary Oncor) and EFH Corp., other affiliates of EFH Corp. and the Sponsor Group are as follows:

•
Oncor receives payments from subsidiaries of TCEH for services it provides, principally the delivery of electricity. Revenues recorded by Oncor for these services totaled $236 million and $241 million for the three months ended March 31, 2015 and 2014, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. These revenues from subsidiaries of TCEH represented 25% and 26% of Oncor Holdings' operating revenues for the three months ended March 31, 2015 and 2014, respectively. Oncor Holdings' condensed consolidated balance sheets at March 31, 2015 and December 31, 2014 reflect current receivables from affiliates totaling $128 million and $118 million, respectively, consisting almost entirely of trade receivables from subsidiaries of TCEH related to these electricity delivery fees.

•
Oncor pays EFH Corp. subsidiaries for financial and other administrative services and shared facilities at cost. Such amounts increased Oncor's reported operation and maintenance expense by $6 million and $9 million for the three months ended March 31, 2015 and 2014, respectively.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH's condensed consolidated balance sheets) is funded by a delivery fee surcharge billed to REPs by Oncor, as collection agent, and remitted monthly to TCEH. The delivery fee surcharges remitted to TCEH totaled $4 million for both the three months ended March 31, 2015 and 2014.

•
EFH Corp. files a consolidated federal income tax return that includes Oncor Holdings' results. Oncor is not a member of EFH Corp.'s consolidated tax group, but EFH Corp.'s consolidated federal income tax return includes EFH Corp.'s portion of Oncor's results due to EFH Corp.'s equity ownership in Oncor. EFH Corp. also files a consolidated Texas state margin tax return that includes all of Oncor Holdings' and Oncor's results. However, under a Federal and State Income Tax Allocation Agreement, Oncor Holdings' and Oncor's federal income tax and Texas margin tax expense and related balance sheet amounts, including EFH Corp.'s income taxes receivable from or payable to Oncor Holdings and Oncor, are recorded as if Oncor Holdings and Oncor file their own corporate income tax returns.

At March 31, 2015, Oncor Holdings had a net current receivable from EFH Corp. related to federal and state income taxes totaling $49 million, $48 million of which related to Oncor. The $48 million net receivable from EFH Corp. included a $79 million federal income tax receivable offset by a $31 million state margin tax payable. Additionally, at March 31, 2015 Oncor had a noncurrent tax receivable from EFH Corp. of $69 million and a $4 million non current tax payable recorded in other noncurrent liabilities and deferred credits. At December 31, 2014, Oncor Holdings' net current receivable from EFH Corp. totaled $120 million, all of which related to Oncor. The $120 million net receivable from EFH Corp. included a $144 million federal income tax receivable offset by a $24 million state margin tax payable. Additionally, at December 31, 2014 Oncor had a noncurrent tax receivable from EFH Corp. of $64 million.

For the three months ended March 31, 2015 and 2014, Oncor Holdings made income tax payments to EFH Corp totaling $6 million and $5 million, respectively. For both the three months ended March 31, 2015 and 2014, Oncor made no income tax payments to EFH Corp.

•
Oncor has requirements in place to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of Oncor Electric Delivery Transition Bond Company LLC. Under these requirements, and as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at both March 31, 2015 and December 31, 2014, TCEH had posted letters of credit and/or cash in the amount of $9 million for the benefit of Oncor.

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

Oncor's retained liability under the Employee Retirement Income Security Act of 1974 (ERISA) relates to the nonrecoverable portion of the unfunded obligation of EFH Corp.'s pension plan. In the first quarter of 2014, a cash contribution totaling $84 million was made to the EFH Corp. retirement plan, of which $64 million was contributed by Oncor and $20 million was contributed by TCEH, which resulted in the EFH Corp. retirement plan being fully funded as calculated under the provisions of ERISA.

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

13.	SUPPLEMENTARY FINANCIAL INFORMATION

Fair Value of Debt

	March 31, 2015		December 31, 2014
Debt:	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under debtor-in-possession credit facilities (Note 8)	$5,400	$5,420	$5,400	$5,400
Pre-petition notes, loans and other debt reported as liabilities subject to compromise (Note 9)	3,431	3,702	3,876	4,336

EFIH determines fair value in accordance with accounting standards, and at March 31, 2015, EFIH's fair value for debt and liabilities subject to compromise represent Level 2 valuations. EFIH obtains security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2015	2014
Cash payments related to:
Interest on EFIH debt	$347	$125
Reorganization items (a)	46	—
____________

(a)	Represents cash payments for legal and other consulting services.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of EFIH's financial condition and results of operations for the three months ended March 31, 2015 and 2014 should be read in conjunction with its condensed consolidated financial statements and the notes to those statements. Comparisons of year-over-year results are impacted by the effects of the Bankruptcy Filing and the application of Financial Accounting Standards Board Accounting Standards Codification (ASC) 852, Reorganizations.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFIH, a direct, wholly owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company whose wholly owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell electricity to residential, business and other consumers in Texas. Revenues from services provided to TCEH represented 25% and 26% of Oncor's total reported consolidated revenues for the three months ended March 31, 2015 and 2014, respectively. EFIH has no reportable business segments. See Notes 1 and 3 to the Financial Statements for a discussion of the reporting of EFIH's investment in Oncor Holdings as an equity method investment and a description of the ring-fencing measures implemented with respect to Oncor Holdings and Oncor. These measures were put in place to further enhance Oncor's credit quality and mitigate Oncor's and Oncor Holdings' exposure to the Texas Holdings Group with the intent to minimize the risk that a court would order any of the assets and liabilities of the Oncor Ring-Fenced Entities to be substantively consolidated with those of any member of the Texas Holdings Group in the event any such member were to become a debtor in a bankruptcy case. Consistent with these ring-fencing measures, the assets and liabilities of the Oncor Ring-Fenced Entities have not been, and are not expected to be, substantively consolidated with the assets and liabilities of the Debtors in the Chapter 11 Cases.

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

For additional discussion of the Chapter 11 Cases and their effects, see Note 2 to the Financial Statements. See Note 8 to the Financial Statements for discussion of the DIP Facilities.

Proposed Restructuring Plan — On April 14, 2015, the Debtors filed the Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. For additional discussion see Note 2 to the Financial Statements.

Proposed Sale of EFIH's Indirect Economic Ownership Interest in Oncor — In January 2015, the Bankruptcy Court approved the Debtors' bidding procedures motion that sets forth the process by which the Debtors are authorized to solicit proposals (i.e., bids) from third parties to acquire (in any form and employing any structure, whether taxable (in whole or in part) or tax-free) EFH Corp.'s indirect economic ownership interest in Oncor in accordance with the Bankruptcy Code. These bidding procedures contemplate that the Debtors select a stalking horse bid after a two-stage closed bidding process, and, after approval by the Bankruptcy Court of such stalking horse bid, the Debtors conduct a round of open bidding culminating in an auction intended to obtain a higher or otherwise best bid for a transaction. Initial bids were received in early March 2015 and second round bids were received in April 2015, and each of the Debtors is currently assessing those submissions. For additional discussion see Note 2 to the Financial Statements.

Repayment of EFIH Second Lien Notes — In March 2015, with the approval of the Bankruptcy Court, EFIH used some of its cash to repay (Repayment) $735 million, including interest at contractual rates, in amounts outstanding under EFIH's pre-petition 11.00% Fixed Senior Secured Second Lien Notes due October 1, 2021 (11.00% Notes) and 11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022 (11.75% Notes) and $15 million in certain fees and expenses of the trustee for such notes. The Repayment resulted in an $84 million reduction in the principal amount of the 11.00% Notes, a $361 million reduction in the principal amount of the 11.75% Notes and the payment of $235 million and $55 million of accrued and unpaid post-petition and pre-petition interest, respectively, at contractual rates. The Repayment required the requisite consent of the lenders under EFIH's DIP Facility. EFIH received such consent from approximately 97% of the lenders under the EFIH DIP Facility and paid an aggregate consent fee equal to approximately $13 million. As a result of the Repayment, as of the date hereof, the principal amount outstanding on the 11.00% Notes and 11.75% Notes are $322 million and $1.389 billion, respectively.

Credit Risk Exposure to EFH Corp. and its Subsidiaries — EFH Corp., Oncor Holdings, Oncor and Oncor's minority investor are parties to a Federal and State Income Tax Allocation Agreement. Additional income tax amounts receivable or payable may arise in the normal course under that agreement.

Oncor Matters with the PUCT — 2008 Rate Review Filing (PUCT Docket No. 35717) — In August 2009, the PUCT issued a final order with respect to Oncor's June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007, and new rates were implemented in September 2009. Oncor and four other parties appealed various portions of the rate review final order to a state district court. In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT's disallowance of certain franchise fees and the PUCT's decision that the Texas Public Utility Regulatory Act no longer requires imposition of a rate discount for state colleges and universities. Oncor filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues it appealed to the district court and did not prevail upon, as well as the district court's decision to reverse the PUCT with respect to discounts for state colleges and universities. In August 2014, the Austin Court of Appeals reversed the district court and affirmed the PUCT with respect to the PUCT's disallowance of certain franchise fees and the PUCT's decision that PURA no longer requires imposition of a rate discount for state colleges and universities. The Austin Court of Appeals also reversed the PUCT and district court's rejection of a proposed consolidated tax savings adjustment arising out of EFH Corp.'s ability to offset Oncor's taxable income against losses from other investments and remanded the issue to the PUCT to determine the amount of the consolidated tax savings adjustment. Oncor filed a motion on rehearing with the Austin Court of Appeals with respect to certain appeal issues on which Oncor was not successful, including the consolidated tax savings adjustment. In December 2014, the Austin Court of Appeals issued its opinion, clarifying that it was rendering judgment on the rate discount for state colleges and universities issue (affirming that PURA no longer requires imposition of the rate discount) rather than remanding it to the PUCT, and dismissing the motions for rehearing regarding the franchise fee issue and the consolidated tax savings adjustment. Oncor filed a petition for review with the Texas Supreme Court in February 2015, and in April 2015 the court requested that the parties file responses to the petitions for review. These responses are due by May 26, 2015 unless the parties request, and the court grants, an extension. There is no deadline for the court to act after receipt of these responses. If Oncor's appeals efforts are unsuccessful and the proposed consolidated tax savings adjustment is implemented, Oncor estimates that on remand the impact on earnings of the consolidated tax savings adjustment's value could range from zero, as originally determined by the PUCT in Docket No. 35717, to a $130 million loss (after-tax). Oncor does not believe that any of the other issues ruled upon by the Austin Court of Appeals would result in a material impact to its results of operations or financial condition.

Transmission Cost Recovery and Rates (PUCT Docket No. 43858) — In order to reflect increases or decreases in its wholesale transmission costs, including fees it pays to other transmission service providers, PUCT rules allow Oncor to update the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs on March 1 and September 1 each year. In December 2014, Oncor filed an application to update the TCRF, which became effective March 1, 2015. This application was designed to reduce Oncor's billings for the period from March 2015 through August 2015 by $27 million.

Transmission Interim Rate Update Applications (PUCT Docket No. 44363) — In order to reflect changes in its invested transmission capital, PUCT rules allow Oncor to update its transmission cost of service (TCOS) rates by filing up to two interim TCOS rate adjustments in a calendar year. TCOS revenues are collected from load serving entities benefiting from Oncor's transmission system. REPs serving customers in Oncor's service territory are billed through the TCRF mechanism discussed above while other load serving entities are billed directly. In January 2015, Oncor filed an application for an interim update of its TCOS rate. The new rate was approved by the PUCT and became effective in March 2015. Oncor's expected annualized revenues increased by an estimated $35 million with approximately $23 million of this increase recoverable through transmission costs charged to wholesale customers and $12 million recoverable from REPs through the TCRF component of Oncor's delivery rates.

RESULTS OF OPERATIONS

Financial Results — Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Selling, general, and administrative expenses decreased $9 million to $2 million in 2015. The 2014 amount includes $8 million for legal and other consulting services associated with EFIH's debt restructuring activities, of which $3 million was allocated by EFH Corp. The 2014 amount also includes $2 million in allocated management fees owed to the Sponsor Group by EFH Corp. The decrease is the result of legal and other professional costs associated with the Chapter 11 Cases since the Petition Date now being reported in reorganization items in EFIH's condensed statements of consolidated income (loss) (see Note 7 to the Financial Statements). Payments of Sponsor Group management fees and associated cost allocations were also suspended in 2014. See Note 12 to the Financial Statements for discussion of allocations from EFH Corp.

Other deductions totaled $70 million and $77 million for the three months ended March 31, 2015 and 2014, respectively, reflecting the recording of reserves against EFIH's income tax receivable from EFH Corp. (see Notes 4 and 5 to the Financial Statements).

Interest expense and related charges increased $94 million to $292 million in 2015. The increase reflected $24 million in higher interest expense on pre-petition debt due to interest paid in conjunction with the repayment of the EFIH Second Lien Notes, $57 million in interest expense on debtor-in-possession financing and $13 million in lower amortization of pre-petition debt premiums, discounts and issuance costs due to the discontinuation of such amounts since the Petition Date (see Note 6 to the Financial Statements).

Reorganization items totaled $48 million in 2015 and included $14 million in legal advisory and representation services fees and $28 million in fees associated with the repayment of EFIH Second Lien Notes. See Note 7 to the Financial Statements for additional discussion.

Income tax benefit totaled $65 million and $72 million in 2015 and 2014, respectively. Excluding the effect of the reserve against the income tax receivable from EFH Corp. (see Note 4 to the Financial Statements) that was recorded without income tax benefit, the effective tax rate was 19.0% and 34.4% in 2015 and 2014, respectively. The decrease in the effective income tax rate is driven primarily by a valuation allowance against deferred tax assets and higher nondeductible legal and other professional services costs related to the Chapter 11 Cases in 2015 (see Note 5 to the Financial Statements).

Equity in earnings of EFIH's Oncor Holdings unconsolidated subsidiary (net of tax) decreased $5 million to $75 million in 2015. The decrease in equity earnings of Oncor reflected higher operation and maintenance expense and higher depreciation, partially offset by higher revenue from increased transmission rates. See Note 3 to the Financial Statements.

Net loss increased $138 million to $272 million in 2015. The change reflects $61 million ($94 million pre-tax)in higher interest expense and charges of $31 million ($48 million pre-tax) for reorganization items in 2015 as discussed above.

FINANCIAL CONDITION

Cash Flows — Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014 — Cash used in operating activities totaled $292 million and $106 million in 2015 and 2014, respectively. The increase in cash used of $186 million was driven by higher cash interest payments as a result of the EFIH Second Lien repayment for pre-petition interest and higher legal and other professional fees as a result of the Chapter 11 Cases, partially offset by higher distributions received from Oncor.

Amortization of debt issuance costs reported in the condensed statements of consolidated cash flows relates to the debt pushed down from EFH Corp. and the debt issued by EFIH. Remaining unamortized costs at the Petition Date were reclassified to liabilities subject to compromise (LSTC) and amortization ceased (see Note 9 to the Financial Statements). All amortized debt issuance costs are reported in interest expense and related charges in the condensed statements of consolidated income (loss).

Cash used in financing activities totaled $473 million in 2015. There was no cash used in or provided by financing activities in 2014. Activity in 2015 reflected the repayment of $445 million principal amount of EFIH Second Lien Notes and $28 million in fees related to the repayment (see Note 9 to the Financial Statements).

There was no cash used in or provided by investing activities in 2015 and 2014.

Available Liquidity — In March 2015, with the approval of the Bankruptcy Court, EFIH used some of its cash to repay (Repayment) $735 million, including interest at contractual rates, in amounts outstanding under EFIH's pre-petition 11.00% Second Lien Notes due 2021 (11.00% Notes) and 11.75% Second Lien Notes due 2022 (11.75% Notes) and $15 million in certain fees and expenses of the trustee for such notes (see Note 9). The Repayment required the requisite consent of the lenders under the EFIH DIP Facility. EFIH received such consent from approximately 97% of the lenders under the EFIH DIP Facility and paid an aggregate consent fee equal to approximately $13 million. As a result of the Repayment, as of the date hereof, the principal amount outstanding on the 11.00% Notes and 11.75% are $322 million and $1.389 billion, respectively.

As of March 31, 2015, after completing the Repayment of a portion of EFIH's Second Lien Notes, EFIH had $392 million in liquidity consisting entirely of cash and cash equivalents.

Liquidity After the Bankruptcy Filing — Subject to certain exceptions under the Bankruptcy Code, the Bankruptcy Filing automatically enjoined, or stayed, the continuation of most pending judicial or administrative proceedings and the filing of other actions against the EFIH Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date (including with respect to EFIH's pre-petition debt instruments).

The Bankruptcy Court approved final orders in June 2014 authorizing the EFIH DIP Facility (see Note 8 to the Financial Statements). The EFIH First Lien DIP Facility provides for up to $5.4 billion in senior secured, super-priority financing.

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

Distributions of Earnings from Oncor Holdings — Oncor Holdings' distributions of earnings to EFIH totaled $74 million and $37 million for the three months ended March 31, 2015 and 2014, respectively. See Note 3 to the Financial Statements for discussion of limitations on amounts Oncor can distribute to its members.

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

Financial Covenants — The Bankruptcy Filing constituted an event of default and automatic acceleration under the agreements governing the pre-petition debt of EFIH Debtors. The creditors are, however, stayed from taking any action against the Debtors as a result of such defaults and accelerations under the Bankruptcy Code.

The EFIH DIP Facility includes a minimum liquidity covenant pursuant to which EFIH cannot allow unrestricted cash (as defined in the EFIH DIP Facility) to be less than $150 million. EFIH is in compliance with this covenant.

Material Cross Default/Acceleration Provisions — Certain of EFIH's financing arrangements contain provisions that result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could or does result in an acceleration of payments due. Such provisions are referred to as cross default or cross acceleration provisions. The Bankruptcy Filing triggered defaults on the EFIH Debtors' pre-petition debt obligations, but pursuant to the Bankruptcy Code, the creditors are stayed from taking any actions against the Debtors as a result of such defaults.

Guarantees — See Note 10 to the Financial Statements for discussion of guarantees.

OFF–BALANCE SHEET ARRANGEMENTS

See Notes 3 and 9 to the Financial Statements regarding VIEs and guarantees, respectively.

COMMITMENTS AND CONTINGENCIES

See Note 10 to the Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to the Financial Statements for discussion of changes in accounting standards.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that in the ordinary course of business EFIH may experience a loss in value as a result of changes in market conditions that affect economic factors such as interest rates. All of EFIH's pre-petition debt was subject to fixed interest rates. The principal amounts outstanding under the EFIH DIP Facility bear interest based on applicable LIBOR rates, subject to a 1% floor, plus 3.25%. EFIH expects LIBOR rates to remain below the 1% interest rate floor specified in its DIP debtor-in-possession financing during the pendency of the Chapter 11 Cases.

Except as discussed herein, the information required hereunder is not significantly different from the information set forth in Item 7A, Quantitative and Qualitative Disclosures About Market Risk included in EFIH's 2014 Form 10-K and is therefore not presented herein.

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

At March 31, 2015, Oncor's exposure to credit risk associated with accounts receivable from nonaffiliate customers totaled $420 million. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $3 million, and includes trade accounts receivable from REPs totaling $305 million, which are almost entirely below investment grade. At March 31, 2015, REP subsidiaries of one nonaffiliated entity collectively represented approximately 14% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure. Oncor views its exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default would have a material effect on cash flows.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by EFIH contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including such matters as activities related to EFIH's bankruptcy, financial or operational projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of EFIH's business and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although EFIH believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, Risk Factors in EFIH's 2014 Form 10-K and the discussion under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in this report and the following important factors, among others, that could cause EFIH's actual results to differ materially from those projected in such forward-looking statements:

•	The Debtors (including the EFIH Debtors) ability to obtain the necessary votes from the required creditors and stakeholders and the approval from the Bankruptcy Court for the Plan of Reorganization;

•	the outcome of the court-supervised bid process with respect to the restructuring of EFH Corp. and EFIH

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

•
significant changes in the relationship of Oncor with their employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of EFIH's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at the end of the current period included in this quarterly report on Form 10-Q. Based on the evaluation performed as of March 31, 2015, its principal executive officer and principal financial officer concluded that, due to the material weakness in its internal control over financial reporting related to accounting for deferred income taxes, as previously disclosed in EFIH's 2014 Form 10-K, its disclosure controls and procedures were not effective as of March 31, 2015. In light of the material weakness in internal control over financial reporting, management completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting for deferred income taxes, prior to filing this quarterly report on Form 10-Q.

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

Previously Reported Material Weakness

As previously disclosed in EFIH's 2014 Form 10-K, its management concluded that EFIH's internal control over financial reporting and its disclosure controls and procedures were ineffective as of December 31, 2014 due to a material weakness in accounting for deferred income taxes. Pursuant to SEC rules and regulations, a material weakness is "a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis".

In response to the material weakness described above, during the three months ended March 31, 2015, EFIH began implementing a plan of remediation to strengthen its overall internal control over accounting for deferred income taxes. The remediation plan includes the following steps:

•	enhancing the formality and rigor of review and documentation related to EFIH's deferred income tax reconciliation procedures,

•
implementing additional oversight and monitoring controls over EFIH's deferred income tax review processes that are designed to operate at a level of precision to detect an error resulting from a related control failure before it results in a material misstatement of its financial statements, and

•	hiring key personnel in EFH Corp.'s tax department and further evaluating staffing levels to ensure the execution of timely and rigorous control procedures.

Management is still evaluating these new controls and procedures. Once placed in operation for a sufficient period of time, EFIH will subject these controls and procedures to appropriate tests in order to determine whether they are operating effectively.

EFIH is committed to maintaining a strong internal control environment and believe that these remediation efforts will represent improvements in its controls.

Changes in Internal Control over Financial Reporting

With the oversight of senior management and EFIH's audit committee, EFIH has continued to remediate the underlying causes of the material weakness. Other than with respect to the ongoing plan for remediation of the material weakness, there has been no change to its internal control over financial reporting during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, EFIH's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Reference is made to the discussion in Note 10 to the Financial Statements regarding legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors discussed in Part I, Item 1A. Risk Factors in EFIH's 2014 Form 10-K, except as set forth below and for the information disclosed elsewhere in this quarterly report on Form 10-Q that provides factual updates to risk factors contained in EFIH's 2014 Form 10-K. The risks described in such reports are not the only risks facing the company.

The Debtors (including EFIH) may not be able to obtain the requisite acceptances of constituencies in the Chapter 11 Cases for, or confirmation by the Bankruptcy Court of, the Plan of Reorganization, and may not be able to consummate the Plan of Reorganization.

The Debtors (including EFIH) filed a Plan of Reorganization on April 14, 2015. The Debtors (including EFIH) may not receive the requisite acceptances of constituencies in the Chapter 11 Cases for the Plan of Reorganization. Even if the requisite acceptances of the Plan of Reorganization are received, the Bankruptcy Court may not confirm the Plan of Reorganization. In addition, completion of the Plan of Reorganization is subject to the satisfaction of certain conditions precedent. There can be no assurance that such acceptance and confirmation will be obtained, or that such conditions will be satisfied, and therefore, that the Plan of Reorganization will be completed.

Furthermore, even if the requisite acceptances of constituencies in the Chapter 11 Cases for the Plan of Reorganization are received and the Plan of Reorganization is confirmed by the Bankruptcy Court, there can be no assurance as to the timing or as to whether the effective date of the reorganization contemplated therein will occur. If the Plan of Reorganization does not receive the requisite acceptances or is not confirmed or if it does receive the requisite acceptances and is confirmed but the effective date of the reorganization contemplated therein does not occur, it may become necessary to amend the Plan of Reorganization to provide for alternative treatment of claims and interests which may result in holders of claims and interests receiving significantly less or no value for their claims and interests in the Chapter 11 Cases. If any modifications to the Plan of Reorganization are material, it may be necessary to re-solicit votes from holders of claims and interests adversely affected by the modifications with respect to such Plan of Reorganization.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(3(i))	Articles of Incorporation

3(a)	333-153529 Form S-4 (filed September 17, 2008)	3(c)	—	Certificate of Formation of Energy Future Intermediate Holding Company LLC, as amended

(3(ii))	By-laws

3(b)	1-34544 Form 10-K (filed February 21, 2012)	3(b)	—	Second Amended and Restated Limited Liability Company Agreement of Energy Future Intermediate Holding Company LLC

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income - Twelve Months Ended March 31, 2015.

XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
____________

*	Incorporated herein by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

By:	/s/ TERRY L. NUTT
Name:	Terry L. Nutt
Title:	Senior Vice President and Controller (Principal Accounting Officer)

Date: May 7, 2015