Form 10-Q
period 2015-06-30
Energy Future Intermediate Holding CO LLC
filed 2015-08-03
CIK 1445146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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

At July 31, 2015, the outstanding membership interest in Energy Future Intermediate Holding Company LLC was directly held by Energy Future Holdings Corp.

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

Disclosure Statement
Amended Disclosure Statement for the Debtors' Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code filed by the Debtors with the Bankruptcy Court in July 2015, as it may be amended, modified or supplemented from time to time

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

Plan of Reorganization
Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code filed by the Debtors with the Bankruptcy Court in July 2015, as it may be amended, modified or supplemented from time to time

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

US	United States of America

VIE	variable interest entity

iii

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(millions of dollars)
Selling, general and administrative expenses	$(1)	$(8)	$(3)	$(19)
Other deductions (Note 4)	(65)	(122)	(135)	(199)
Interest expense and related charges (Note 6)	(58)	(124)	(351)	(323)
Reorganization items (Note 7)	(18)	(228)	(66)	(228)
Loss before income taxes and equity in earnings of unconsolidated subsidiary	(142)	(482)	(555)	(769)
Income tax benefit (Note 5)	60	118	125	191
Equity in earnings of unconsolidated subsidiary (net of tax) (Note 3)	75	72	151	152
Net loss	$(7)	$(292)	$(279)	$(426)

See Notes to the Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(millions of dollars)
Net loss	$(7)	$(292)	$(279)	$(426)
Other comprehensive income (loss) — net of tax effects:
Net effects related to Oncor — reported in equity in earnings of unconsolidated subsidiaries (net of tax benefit of $— in all periods)	—	1	1	1
Total other comprehensive income (loss)	—	1	1	1
Comprehensive loss	$(7)	$(291)	$(278)	$(425)

See Notes to the Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(millions of dollars)
Cash flows — operating activities:
Net loss	$(279)	$(426)
Adjustments to reconcile net income to cash used in operating activities:
Equity in earnings of unconsolidated subsidiary	(151)	(152)
Distributions of earnings from unconsolidated subsidiary	120	77
Fees paid for EFIH DIP Facility (Notes 6 and 7) (reported as financing activities)	—	88
Fees paid on EFIH Second Lien Notes repayment (Note 7) (reported as financing activities)	28	—
Interest expense on toggle notes payable in additional principal (Notes 6 and 9)	—	65
Reserve recorded for income tax receivable from EFH Corp. (Note 4)	135	199
Loss on exchange and settlement of EFIH First Lien Notes (Notes 7 and 9)	—	108
Amortization of debt related balances (Note 6)	—	(17)
Other, net	—	(1)
Changes in operating assets and liabilities:
Pre-petition interest related to EFIH Second Lien Notes repayment (Note 9)	(55)	—
Other changes in operating assets and liabilities, including liabilities subject to compromise	(121)	(162)
Cash used in operating activities	(323)	(221)
Cash flows — financing activities:
Proceeds from EFIH DIP Facility before fees paid (Notes 7 and 9)	—	3,564
Fees paid for EFIH DIP Facility (Note 9)	—	(88)
Fees paid on EFIH Second Lien Notes repayment (Note 7)	(28)	—
Repayments/repurchases of debt (Note 8)	(445)	(2,312)
Cash provided by (used in) financing activities	(473)	1,164
Cash flows — investing activities:
Cash provided by investing activities	—	—
Net change in cash and cash equivalents	(796)	943
Cash and cash equivalents — beginning balance	1,157	242
Cash and cash equivalents — ending balance	$361	$1,185

See Notes to the Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS	(millions of dollars)
Current assets:
Cash and cash equivalents	$361	$1,157
Other current assets	2	3
Total current assets	363	1,160
Investment in Oncor Holdings (Note 3)	6,082	6,050
Accumulated deferred income taxes	24	26
Total assets	$6,469	$7,236
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Borrowings under debtor-in-possession credit facilities (Note 8)	$5,400	$—
Trade accounts and other payables to affiliates	7	6
Accumulated deferred income taxes	24	26
Accrued interest	1	1
Other current liabilities	20	18
Total current liabilities	5,452	51
Borrowings under debtor-in-possession credit facilities (Note 8)	—	5,400
Liabilities subject to compromise (Note 9)	3,487	3,988
Total liabilities	8,939	9,439
Commitments and Contingencies (Note 10)
Membership interests (Note 11):
Capital account	(1,750)	(1,482)
Affiliate debt held by EFIH (Note 11)	(635)	(635)
Accumulated other comprehensive income (loss)	(85)	(86)
Total membership interests	(2,470)	(2,203)
Total liabilities and membership interests	$6,469	$7,236

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

Bankruptcy Filing

On April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities (collectively, the Debtors), filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). In July 2015, the Debtors filed with the Bankruptcy Court the Plan of Reorganization and the Disclosure Statement. See Note 2 for further discussion regarding the Chapter 11 Cases and the Debtors' recent filing of the Plan of Reorganization and the Disclosure Statement.

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

Changes in Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations. The ASU states that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity's operations and financial results when the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, is disposed of by sale, or is disposed of other than by sale. The amendments in this ASU also require additional disclosures about discontinued operations. ASU 2014-08 is effective for the Company for the first quarter of 2015. This new requirement is relevant to EFIH's presentation of the equity method investment in Oncor. The new guidance eliminated a scope exception previously applicable to equity method investments, resulting in the requirement of further analysis of the presentation of the Oncor equity method investment. Based on EFIH's analysis, ASU 2014-08 will not materially affect its results of operations, financial position, or cash flows, unless a sale of EFIH's Oncor investment is approved by the Bankruptcy Court (see Note 2), at which time presentation as discontinued operations may be appropriate.

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

Proposed Plan of Reorganization

A Chapter 11 plan of reorganization, among other things, determines the rights and satisfaction of claims of various creditors and security holders of an entity operating under the protection of the Bankruptcy Court and is subject to the ultimate outcome of stakeholder negotiations and Bankruptcy Court decisions ongoing through the date on which the Chapter 11 plan is confirmed. In order for the Debtors to emerge successfully from the Chapter 11 Cases as reorganized companies, they must obtain approval from the Bankruptcy Court and certain of their respective creditors for a Chapter 11 plan of reorganization. The Debtors have the exclusive right to file a Chapter 11 plan of reorganization in the Chapter 11 Cases through October 29, 2015 and the exclusive right to solicit the appropriate votes for any such plan it filed prior to such date until December 29, 2015 (collectively, the exclusivity period).

In July 2015, the Debtors filed with the Bankruptcy Court the Plan of Reorganization and the Disclosure Statement. In general, the Plan of Reorganization proposes a structure that involves a tax-free deconsolidation or tax-free spin-off of TCEH from EFH Corp. (Reorganized TCEH) and the reorganization of EFH Corp. and EFIH either (a) pursuant to a standalone plan of reorganization or (b) pursuant to a plan of reorganization backstopped by existing creditors and third-party investors. Pursuant to the Plan of Reorganization, among other things, holders of TCEH first lien secured claims would receive 100% of the common stock of Reorganized TCEH and 100% of the proceeds of new debt issued by Reorganized TCEH. Also, pursuant to the Plan of Reorganization, the Debtors would select the highest or otherwise best transaction to maximize value for reorganized EFH Corp. and EFIH.

The Plan of Reorganization is subject to revision in response to creditor and/or stakeholder claims and objections and the requirements of the Bankruptcy Code and/or the Bankruptcy Court. Unless the Plan of Reorganization receives the requisite approval from holders of claims and the Bankruptcy Court, upon expiration of the exclusivity period (which has already been extended to the maximum period permitted by the Bankruptcy Code, but which has been, as described below, contractually extended with certain creditors), any creditor or stakeholder would have the ability to file in the Chapter 11 Cases one or more Chapter 11 plans of reorganization. Under an agreed stipulation approved by the Bankruptcy Court, if the exclusivity period has not been terminated by December 29, 2015, certain creditor constituencies have agreed that they will not file a chapter 11 plan of reorganization (or a disclosure statement) or cause such a filing until the Bankruptcy Court issues a final ruling regarding the confirmation of the Plan of Reorganization and that until the issuance of such a ruling, the Debtors will prosecute the Plan of Reorganization with reasonable diligence.

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

The Plan of Reorganization and the Disclosure Statement contain or discuss certain projections of certain of the Debtors' financial performance for fiscal years 2015 through 2020. The Debtors do not, as a matter of course, publish their business plans, budgets or strategies, or make external projections or forecasts of their anticipated financial position or results of operations. The projections reflected numerous assumptions concerning EFIH's anticipated future performance and prevailing and anticipated market and economic conditions at the time they were prepared that were and continue to be beyond EFIH's control and that may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks, including those risks discussed in Part I, Item 1A. Risk Factors in EFIH's 2014 Form 10-K and EFIH's subsequent quarterly reports on Form 10-Q. EFIH's actual results will vary from those contemplated by the projections and the variations may be material.

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

Proposed Sale of Indirect Economic Ownership Interest in Oncor

In September 2014, the Debtors filed a motion with the Bankruptcy Court seeking the entry of an order approving bidding procedures with respect to the potential sale of EFH Corp.'s indirect economic ownership interest in Oncor. In January 2015, the Bankruptcy Court approved the Debtors' bidding procedures motion that sets forth the process by which the Debtors are authorized to solicit proposals (i.e., bids) from third parties to acquire (in any form and employing any structure, whether taxable (in whole or in part) or tax-free) EFH Corp.'s indirect economic ownership interest in Oncor in accordance with the Bankruptcy Code. These bidding procedures contemplated that the Debtors select a stalking horse bid after a two-stage closed bidding process, and, after approval by the Bankruptcy Court of such stalking horse bid, the Debtors conduct a round of open bidding culminating in an auction intended to obtain a higher or otherwise best bid for a transaction. Initial bids were received in early March 2015 and second round bids were received in April 2015. Following receipt and negotiation of second round bids, the Debtors elected not to select a stalking horse bid. The Debtors continue to engage in discussions with various interested parties regarding the formal auction process as well as potential transactions in the context of modifications to, or alternatives to, the Plan of Reorganization. Certain of the potential transactions the Debtors are discussing with certain creditor constituencies would involve converting Oncor into a real estate investment trust (a REIT).

Scheduling Matters

In July 2015, the Bankruptcy Court issued an order establishing (a) August 18, 2015 as the date for the hearing to approve the Disclosure Statement and (b) January 20, 2016 as the date for the hearing to confirm the Plan of Reorganization, provided that, if certain circumstances are met, the date for the hearing to confirm the Plan of Reorganization could potentially commence on October 5, 2015. These dates could be changed by the Bankruptcy Court (on its own, upon the motion of a party or upon the Debtors' request).

Mediation

In May 2015, the Bankruptcy Court issued an order authorizing and establishing mediation between the Debtors and certain TCEH stakeholders with respect to Plan of Reorganization issues that affect the TCEH Debtors' estates. In July 2015, the parties to the mediation and the mediator agreed to extend mediation to October 31, 2015 unless otherwise extended or terminated by the Bankruptcy Court or the mediator.

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

Implications of the Chapter 11 Cases

EFIH's ability to continue as a going concern is contingent upon, among other factors, its ability to comply with the financial and other covenants contained in the DIP Facility described in Note 8, its ability to obtain new debtor-in-possession financing in the event the DIP Facility was to expire during the pendency of the Chapter 11 Cases and its ability to complete a Chapter 11 plan of reorganization in a timely manner, including obtaining creditor and Bankruptcy Court approval of such plan as well as applicable regulatory approvals required for such plan and obtaining any exit financing needed to implement such plan. These circumstances and uncertainties inherent in the bankruptcy proceedings raise substantial doubt about EFIH's ability to continue as a going concern.

Operations During the Chapter 11 Cases

In general, the Debtors have received final bankruptcy court orders with respect to first day motions and other operating motions that allow the Debtors to operate their businesses in the ordinary course, including, among others, providing for the payment of certain pre-petition employee and retiree expenses and benefits, the use of the Debtors' existing cash management system, the segregation of certain cash balances which require further order of the Bankruptcy Court for distribution, the continuation of customer contracts and programs at its retail electricity operations, the payment of certain pre-petition amounts to certain critical vendors, the ability to perform under certain pre-petition hedging and trading arrangements and the ability to pay certain pre-petition taxes and regulatory fees. In addition, the Bankruptcy Court has issued orders approving the DIP Facilities discussed in Note 8.

Pre-Petition Claims

Holders of the substantial majority of pre-petition claims were required to file proofs of claims by the bar date established by the Bankruptcy Court. A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases. The Bankruptcy Court established a bar date of October 27, 2014 for the substantial majority of claims. The Debtors have received approximately 10,000 filed claims since the Petition Date. The Debtors are in the process of reconciling those claims to the amounts listed in its schedules of assets and liabilities, which includes communications with claimants to acquire additional information required for reconciliation. As of July 31, 2015, approximately 4,500 of those claims have been settled, withdrawn or expunged. To the extent claims related to EFIH are reconciled and resolved, EFIH has recorded them at the expected allowed amount. Claims that remain unresolved or unreconciled through the filing of this report have been estimated based upon management's best estimate of the likely claim amounts that the Bankruptcy Court will ultimately allow.

Beginning in November 2014, the Debtors began the process to request the Bankruptcy Court to disallow claims that they believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. Given the substantial number of claims filed, the claims resolution process will take considerable time to complete. Differences between liability amounts recorded by the Debtors as liabilities subject to compromise and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. Differences between those final allowed claims and the liabilities recorded in the condensed consolidated balance sheets will be recognized as reorganization items in the Debtors' condensed statements of consolidated income (loss) as they are resolved. The determination of how liabilities will ultimately be resolved cannot be made until the Bankruptcy Court approves a plan of reorganization or approves orders related to settlement of specific liabilities. Accordingly, the ultimate amount or resolution of such liabilities is not determinable at this time. The resolution of such claims could result in material adjustments to EFIH's financial statements.

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

The carrying value of EFIH's variable interest in Oncor Holdings totaled approximately $6.082 billion and $6.050 billion at June 30, 2015 and December 31, 2014, respectively, and is reported as investment in Oncor Holdings in EFIH's condensed consolidated balance sheets. EFIH's maximum exposure to loss from this investment does not exceed its carrying value.

See Note 12 for discussion of Oncor Holdings' and Oncor's transactions with EFH Corp. and its other subsidiaries.

Distributions from Oncor Holdings and Related Considerations — Oncor Holdings' distributions of earnings to EFIH totaled $120 million and $77 million for the six months ended June 30, 2015 and 2014, respectively. Distributions may not be paid except to the extent Oncor maintains a required regulatory capital structure as discussed below. At June 30, 2015, $68 million was eligible to be distributed to Oncor's members after taking into account the regulatory capital structure limit, of which approximately 80% relates to EFIH's ownership interest in Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the applicable board determines in good faith that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings.

Oncor's distributions are limited by its regulatory capital structure, which is required to be at or below the assumed debt-to-equity ratio established by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At June 30, 2015, Oncor's regulatory capitalization ratio was 59.6% debt and 40.4% equity. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes bonds issued by Oncor Electric Delivery Transition Bond Company LLC, which were issued in 2003 and 2004 to recover specific generation-related regulatory assets and other qualified costs. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).

EFH Corp., Oncor Holdings, Oncor and Oncor's minority investor are parties to a Federal and State Income Tax Allocation Agreement. Additional income tax amounts receivable or payable may arise in the normal course under that agreement.

Oncor Holdings Financial Statements — Condensed statements of consolidated income of Oncor Holdings and its subsidiaries for the three and six months ended June 30, 2015 and 2014 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenues	$938	$912	$1,884	$1,829
Operation and maintenance expenses	(367)	(353)	(746)	(698)
Depreciation and amortization	(220)	(210)	(437)	(420)
Taxes other than income taxes	(108)	(106)	(220)	(215)
Other income	1	3	4	7
Other deductions	(7)	(4)	(12)	(7)
Interest income	—	1	1	2
Interest expense and related charges	(84)	(89)	(165)	(177)
Income before income taxes	153	154	309	321
Income tax expense	(58)	(63)	(119)	(129)
Net income	95	91	190	192
Net income attributable to noncontrolling interests	(20)	(19)	(39)	(40)
Net income attributable to Oncor Holdings	$75	$72	$151	$152

Assets and liabilities of Oncor Holdings at June 30, 2015 and December 31, 2014 are presented below:

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$16	$5
Restricted cash	64	56
Trade accounts receivable — net	430	407
Trade accounts and other receivables from affiliates	138	118
Income taxes receivable from EFH Corp.	22	144
Inventories	76	73
Accumulated deferred income taxes	9	10
Prepayments and other current assets	92	91
Total current assets	847	904
Restricted cash	—	16
Other investments	98	97
Property, plant and equipment — net	12,777	12,463
Goodwill	4,064	4,064
Regulatory assets — net	1,321	1,429
Other noncurrent assets	71	67
Total assets	$19,178	$19,040
LIABILITIES
Current liabilities:
Short-term borrowings	$780	$711
Long-term debt due currently	111	639
Trade accounts payable — nonaffiliates	179	202
Income taxes payable to EFH Corp.	12	24
Accrued taxes other than income	103	174
Accrued interest	83	93
Other current liabilities	136	156
Total current liabilities	1,404	1,999
Accumulated deferred income taxes	1,925	1,978
Long-term debt, less amounts due currently	5,680	4,997
Other noncurrent liabilities and deferred credits	2,276	2,245
Total liabilities	$11,285	$11,219

4.	OTHER DEDUCTIONS

EFIH has income tax receivables from EFH Corp. that arose under the Federal and State Income Tax Allocation Agreement. In consideration of the Bankruptcy Filing, EFIH fully reserved the income tax receivables because of the significant uncertainty regarding their ultimate settlement, resulting in charges of $65 million and $122 million for the three months ended June 30, 2015 and 2014, respectively, and $135 million and $199 million for the six months ended June 30, 2015 and 2014, respectively.

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

In evaluating EFIH's ability to recover its deferred tax assets related to its net operating losses, EFIH considers all available positive and negative information, including scheduled reversals of deferred tax liabilities, taxable income, tax-planning strategies, and results of operations. Due to the uncertainty of the ultimate recovery by EFIH of the benefit of its NOLs, a valuation allowance of $79 million has been recorded on EFIH’s net deferred tax assets as of June 30, 2015. During the three months ended June 30, 2015, the taxable income of EFIH increased enough to decrease the valuation allowance that was previously recorded by approximately $36 million. The valuation allowance adjustment increased the income tax benefit for the three months ended June 30, 2015 by $36 million and decreased the income tax benefit for the six months ended June 30, 2015 by $7 million.

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

The calculation of EFIH's effective tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Loss before income taxes and equity in earnings of unconsolidated subsidiaries	$(142)	$(482)	$(555)	$(769)
Income tax benefit	$60	$118	$125	$191
Effective tax rate	(42.3)%	(24.5)%	(22.5)%	(24.8)%

For the three months ended June 30, 2015, the effective tax rate was different than the US Federal statutory rate of 35% due primarily to the decrease in valuation allowance recorded against deferred tax assets, partially offset by the effect of the reserve against the income tax receivable from EFH Corp. that was recorded without income tax benefit and nondeductible legal and other professional services costs related to the Chapter 11 Cases. For the three months ended June 30, 2014, the effective tax rate was different than the US Federal statutory rate of 35% primarily due to the effect of the reserve against the income tax receivable that was recorded without income tax benefit and nondeductible legal and other professional service costs related to EFIH's Chapter 11 Cases.

For the six months ended June 30, 2015, the effective tax rate was different than the US Federal statutory rate of 35% due primarily to the effect of the reserve against the income tax receivable from EFH Corp. that was recorded without income tax benefit change and higher nondeductible legal and other professional services costs related to the Chapter 11 Cases. For the six months ended June 30, 2014, the effective tax rate was different than the US Federal statutory rate of 35% primarily due to the effect of the reserve against the income tax receivable from EFH Corp. that was recorded without income tax benefit and nondeductible legal and other professional service costs related to EFIH's Chapter 11 Cases.

6.	INTEREST EXPENSE AND RELATED CHARGES

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest paid/accrued on debtor-in-possession financing	$58	$8	$116	$8
Interest paid/accrued on pre-petition debt (a)	—	104	235	266
Interest expense on pre-petition toggle notes payable in additional principal (Note 9)	—	16	—	65
Amortization of debt exchange premiums	—	(6)	—	(24)
Amortization of debt exchange discounts and issuance costs	—	2	—	7
Other	—	—	—	1
Total interest expense and related charges	$58	$124	$351	$323
____________

(a)	For the six months ended June 30, 2015, amounts include $235 million in post-petition interest related to the EFIH Second Lien Notes (see Note 9).

Interest expense for the six months ended June 30, 2015 reflects interest paid on EFIH's pre-petition 11.00% Second Lien Notes due 2021 and 11.75% Second Lien Notes due 2022 as approved by the Bankruptcy Court in March 2015 (see Note 9).

The Bankruptcy Code generally restricts payment of interest on pre-petition debt, subject to certain exceptions. However, the Bankruptcy Court ordered the payment of post-petition interest on the EFIH First Lien Notes in connection with the settlement in June 2014 as discussed in Note 8. Additionally, the Bankruptcy Court approved post-petition interest payments on the EFIH Second Lien Notes in March 2015 as discussed in Note 9. Additional payments may also be made upon approval by the Bankruptcy Court, at the federal judgment rate (see Note 10). Other than these amounts ordered or approved by the Bankruptcy Court, effective April 29, 2014, EFIH discontinued recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise (LSTC). The following table shows contractual interest amounts, which are amounts due under the contractual terms of EFIH's outstanding debt, including debt subject to compromise during the Chapter 11 Cases. Interest expense reported in the condensed statements of consolidated income (loss) for the three and six months ended June 30, 2015 and the post-petition period ended June 30, 2014 does not include $101 million, $163 million and $79 million, respectively in contractual interest on pre-petition debt classified as LSTC, which has been stayed by the Bankruptcy Count effective on the Petition Date. Interest expense as calculated under the contractual terms of EFIH's debt classified as LSTC totaled $101 million, $213 million and $133 million for the three and six months ended June 30, 2015 and the post-petition period ended June 30, 2014, respectively. Of the $235 million of interest paid/accrued on pre-petition debt during the six months ended June 30, 2015, $50 million is contractually related to 2015, which is $163 million lower than the contractual requirement for the period. The remaining $185 million of interest paid on pre-petition debt related to contractual interest from 2014, which was accrued and paid in 2015 upon Bankruptcy Court approval.

	Three Months	Six Months	Post-Petition
	Ended June 30,	Ended June 30,	Period Ended
	2015	2015	June 30, 2014
Contractual interest on debt classified as LSTC	$101	$213	$133
Approved interest paid/accrued (a)	—	50	54
Contractual interest on debt classified as LSTC not paid/accrued	$101	$163	$79
___________

(a)
Six months ended June 30, 2015 represents portion of interest related to the EFIH Second Lien Notes that was repaid based on the approval of the Bankruptcy Court; however, excludes $185 million of post-petition interest paid in 2015 that contractually related to 2014 and default interest (see Note 9). Post-petition period ended June 30, 2014 represents interest on EFIH First Lien Notes exchanged and settled in June 2014 (see Note 8).

7.	REORGANIZATION ITEMS

Expenses and income directly associated with the Chapter 11 Cases are reported separately in the condensed statements of consolidated income (loss) as reorganization items as required by ASC 852, Reorganizations. Reorganization items also include adjustments to reflect the carrying value of liabilities subject to compromise (LSTC) at their estimated allowed claim amounts, as such adjustments are determined. The following table presents reorganization items incurred in the three and six months ended June 30, 2015 and the post-petition period ended June 30, 2014 as reported in the condensed statements of consolidated income (loss):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Post-Petition Period Ended June 30, 2014
Loss on exchange and settlement of EFIH First Lien Notes (Note 6)	$—	$—	$108
Fees associated with completion of EFIH DIP Facility	—	—	93
Fees associated with repayment of EFIH Second Lien Notes (Note 9)	—	28	—
Expenses related to legal advisory and representation services	18	33	16
Expenses related to other professional consulting and advisory services	—	5	11
Total reorganization items	$18	$66	$228

8.	DEBTOR-IN-POSSESSION BORROWING FACILITIES

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

As of June 30, 2015, remaining borrowings under the EFIH DIP Facility, net of fees, along with existing cash on hand, totaled approximately $361 million, which was held as cash and cash equivalents. In the June 30, 2015 condensed consolidated balance sheet, the borrowings under the EFIH DIP Facility are reported as current liabilities since the maturity date of the facility is June 2016.

The principal amounts outstanding under the EFIH DIP Facility bear interest based on applicable LIBOR rates, subject to a 1% floor, plus 3.25%. At both June 30, 2015 and December 31, 2014, outstanding borrowings under the EFIH DIP Facility totaled $5.4 billion at an annual interest rate of 4.25%. The EFIH DIP Facility is a non-amortizing loan that may, subject to certain limitations, be voluntarily prepaid by the EFIH Debtors, in whole or in part, without any premium or penalty.

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

The EFIH DIP Facility provides for affirmative and negative covenants applicable to EFIH and EFIH Finance, including affirmative covenants requiring EFIH and EFIH Finance to provide financial information, budgets and other information to the agents under the EFIH DIP Facility, and negative covenants restricting EFIH's and EFIH Finance's ability to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions, in each case except as permitted in the EFIH DIP Facility. The EFIH DIP Facility also includes a minimum liquidity covenant pursuant to which EFIH cannot allow the amount of its unrestricted cash (as defined in the EFIH DIP Facility) to be less than $150 million. As of June 30, 2015, EFIH was in compliance with this minimum liquidity covenant. The Oncor Ring-Fenced Entities are not restricted subsidiaries for purposes of the EFIH DIP Facility.

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

The amounts classified as liabilities subject to compromise (LSTC) reflect the company's estimate of pre-petition liabilities and other expected allowed claims to be addressed in the Chapter 11 Cases and may be subject to future adjustment as the Chapter 11 Cases proceed. Debt amounts include related unamortized deferred financing costs and discounts/premiums. Amounts classified to LSTC do not include pre-petition liabilities that are fully collateralized by letters of credit or cash deposits. The following table presents LSTC as reported in the condensed consolidated balance sheets at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Notes, loans and other debt per the following table	$3,398	$3,843
Accrued interest on notes, loans and other debt	82	138
Advances and other payables to affiliates	7	7
Total liabilities subject to compromise	$3,487	$3,988

Pre-Petition Notes, Loans and Other Debt Reported as Liabilities Subject to Compromise

Amounts presented below represent principal amounts of pre-petition notes, loans and other debt reported as liabilities subject to compromise.

	June 30, 2015	December 31, 2014
Debt issued by EFIH:
11% Fixed Senior Secured Second Lien Notes due October 1, 2021	$322	$406
11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022	1,389	1,750
11.25%/12.25% Senior Toggle Notes due December 1, 2018	1,566	1,566
9.75% Fixed Senior Notes due October 15, 2019	2	2
Unamortized premium	243	243
Unamortized discount	(121)	(121)
Total debt issued by EFIH	3,401	3,846
Pushed down pre-petition debt (a):
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017	17	17
11.25%/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017	13	13
Total pushed down debt	30	30
Deferred debt issuance and extension costs	(33)	(33)
Total debt	$3,398	$3,843
________________

(a)	Represents 50% of the amount of these EFH Corp. securities guaranteed by EFIH and pushed down per the discussion below under "Guarantees and Push Down of EFH Corp. Pre-Petition Debt."

Repayment of EFIH Second Lien Notes

In March 2015, with the approval of the Bankruptcy Court, EFIH used some of its cash to repay (Repayment) $735 million, including interest at contractual rates, in amounts outstanding under EFIH's pre-petition 11.00% Fixed Senior Secured Second Lien Notes due October 1, 2021 (11.00% Notes) and 11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022 (11.75% Notes) and $15 million in certain fees and expenses of the trustee for such notes. The Repayment resulted in an $84 million reduction in the principal amount of the 11.00% Notes, a $361 million reduction in the principal amount of the 11.75% Notes and the payment of $235 million and $55 million of accrued and unpaid post-petition and pre-petition interest, respectively, at contractual rates. The Repayment required the requisite consent of the lenders under EFIH's DIP Facility. EFIH received such consent from approximately 97% of the lenders under the EFIH DIP Facility in consideration of an aggregate consent fee equal to approximately $13 million. As a result of the Repayment, as of June 30, 2015, the principal amount outstanding on the 11.00% Notes and 11.75% Notes are $322 million and $1.389 billion, respectively.

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

Pre-petition debt guaranteed and subject to push down at June 30, 2015 and December 31, 2014 totaled $60 million and consisted of $33 million principal amount of EFH Corp. 10.875% Notes and $27 million principal amount of EFH Corp. Toggle Notes. The amount reflected in EFIH's condensed consolidated balances sheets as pushed down pre-petition debt ($30 million at both June 30, 2015 and December 31, 2014, as shown in the table above) represents 50% of the principal amount of the EFH Corp. Merger-related debt guaranteed. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., EFIH records the settlement of such amounts as noncash capital contributions from EFH Corp.

There were no payments of interest by EFH Corp. on pre-petition debt pushed down for both the six months ended June 30, 2015 and 2014.

Information Regarding Significant Pre-Petition Debt

The EFIH pre-petition debt described below is junior in right of priority and payment to the EFIH DIP Facility.

EFIH 6.875% Senior Secured First Lien Notes — There were no principal amounts of the EFIH 6.875% Notes outstanding at June 30, 2015 as the notes were exchanged or settled in June 2014 as discussed in Note 8. The notes bore interest at a fixed rate of 6.875% per annum. The EFIH 6.875% Notes were secured on a first-priority basis by EFIH's pledge of its 100% ownership of the membership interests in Oncor Holdings (the EFIH Collateral) on an equal and ratable basis with the EFIH 10% Notes (discussed below).

EFIH 10% Senior Secured First Lien Notes — There were no principal amounts of the EFIH 10% Notes outstanding at June 30, 2015 as the notes were exchanged or settled in June 2014 as discussed in Note 8. The notes bore interest at a fixed rate of 10% per annum. The notes were secured by the EFIH Collateral on an equal and ratable basis with the EFIH 6.875% Notes.

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

Litigation

Make-whole Claims — In May 2014, the indenture trustee for the EFIH 10% First Lien Notes initiated litigation in the Bankruptcy Court seeking, among other things, a declaratory judgment that EFIH is obligated to pay a make-whole premium in connection with the cash repayment of the EFIH First Lien Notes discussed in Note 8 and that such make-whole premium is an allowed secured claim, or in the alternative, an allowed secured or unsecured claim for breach of contract (EFIH First Lien Make-whole Claims). The indenture trustee has alleged that the EFIH First Lien Make-whole Claims are valued at approximately $432 million plus reimbursement of expenses. The indenture trustee also filed a motion in May 2014 asking the Bankruptcy Court to lift the automatic stay for cause in order to allow the trustee's notice purporting to rescind the automatic acceleration of the EFIH First Lien Notes to take effect. Following argument and briefing on cross motions for summary judgment, in March 2015, the Bankruptcy Court issued a ruling and order in favor of the EFIH Debtors on almost all issues, including denying the indenture trustee's motion for summary judgment in full and granting the EFIH Debtors summary judgment on all but the issue of whether to lift the automatic stay. In July 2015, the Bankruptcy Court issued a ruling and order in favor of the EFIH Debtors on the issue of whether to lift the automatic stay. The result of these two rulings is that the Bankruptcy Court has found that no make-whole premium is due with respect to the EFIH 10% First Lien Notes. In July 2015, the indenture trustee appealed the Bankruptcy Court's ruling to the United States District Court for the District of Delaware. The EFIH Debtors intend to vigorously defend against this appeal.

In June 2014, the indenture trustee for the EFIH Second Lien Notes initiated litigation in the Bankruptcy Court seeking similar relief with respect to the EFIH Second Lien Notes, including among other things, that EFIH is obligated to pay a make-whole premium in connection with any repayment of the EFIH Second Lien Notes and that such make-whole premium would be an allowed secured claim, or in the alternative, an allowed secured or unsecured claim for breach of contract (the EFIH Second Lien Make-whole Claims). In the EFIH Second Lien Make-whole Claims, as of June 30, 2015, the amount of such claims alleged would have been equal to approximately $492 million plus reimbursement of expenses. In December 2014, the EFIH Debtors filed counterclaims for relief against the Second Lien indenture trustee, seeking declaratory relief that, among other things, EFIH is not obligated to pay a make-whole premium in connection with any repayment of the EFIH Second Lien Notes and that such make-whole premium, if owing, would not constitute an allowed secured claim (EFIH Second Lien Counterclaims). As a result of EFIH's partial repayment of the EFIH Second Lien Notes, the indenture trustee for the EFIH Second Lien Notes amended its complaint in April 2015, and the EFIH Debtors filed an answer to such complaint in April 2015. In July 2015, the EFIH Debtors filed a motion for summary judgment in the adversary proceeding. The parties to the adversary proceeding expect that the Bankruptcy Court will hear argument regarding the summary judgment motion in September 2015. The EFIH Debtors intend to vigorously defend against the indenture trustee's claims.

In December 2014, the EFIH Debtors initiated litigation against the indenture trustee for the EFIH PIK Notes seeking, among other things, a declaratory judgment that EFIH is not obligated to pay a redemption premium in connection with the cash repayment of the EFIH PIK Notes and that any post-petition interest owing on these notes is to be paid at the statutory Federal Judgment Rate of interest. The indenture trustee for the EFIH PIK Notes filed a motion in February 2015 to dismiss the EFIH Debtors' complaint for declaratory relief, and the EFIH Debtors filed a brief in opposition to that motion in February 2015. If a redemption claim was allowed, as of June 30, 2015, such claims would be approximately $106 million. In June 2015, the Bankruptcy Court issued an opinion and entered an order dismissing the EFIH Debtors' adversary proceeding. However, in its opinion, the Bankruptcy Court noted that as an alternative the EFIH Debtors may file a claim objection to the EFIH PIK noteholders' claims made in the Chapter 11 Cases. In July 2015, the EFIH Debtors filed a claim objection with the Bankruptcy Court regarding the EFIH PIK noteholders' claims for a redemption premium and post-petition interest at the contract rate under the EFIH PIK Notes. The EFIH Debtors intend to vigorously defend this against the EFIH PIK noteholders' claims.

In addition, creditors may make additional claims in the Chapter 11 Cases for make-whole or redemption premiums in connection with repayments or settlement of other pre-petition debt. These claims could be material. There can be no assurance regarding the outcome of any of the litigation regarding the validity or, if deemed valid, the amount of these make-whole or redemption claims.

Potential Inter/Intra Debtor Claims — In August 2014, the Bankruptcy Court entered an order in the Chapter 11 Cases establishing discovery procedures governing, among other things, certain prepetition transactions among the various Debtors' estates. In February 2015, the ad hoc group of TCEH unsecured creditors; the official committee representing unsecured interests at EFCH and its direct subsidiary, TCEH; and the official committee representing unsecured interests at EFH and EFIH filed motions with the Bankruptcy Court seeking standing to prosecute derivative claims on behalf of TCEH relating to certain of these prepetition transactions. These motions are currently scheduled to be heard on August 11, 2015. In addition to the claims described above, certain of the Debtors (or creditors purporting to act derivatively in the name of a Debtor) may bring inter-Debtor or intra-Debtor claims (including claims under the Federal and State Income Tax Allocation Agreement among EFH Corp. and certain of its subsidiaries under which TCEH and EFH Corp. have previously filed claims in the Chapter 11 Cases) that could be material in amount. Certain of these creditors provided confidential disclosures to the Debtors in April 2015 regarding the material claims or causes of action for which they may seek standing to prosecute. EFIH is currently evaluating these disclosures. Creditors who wish to seek derivative standing to prosecute claims on behalf of a Debtor relating to pre-petition transactions addressed by the discovery protocol governing the Debtors' Chapter 11 Cases are currently required to file motions seeking standing fifteen days after approval of a disclosure statement.

EFIH cannot predict the timing or outcome of future proceedings, if any, related to these transactions. The outcome of any of these claims could be material and could affect the results of operations, liquidity or financial condition of a particular Debtor.

11.	MEMBERSHIP INTERESTS

Cash Distributions

No cash distributions were made in the three or six months ended June 30, 2015.

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

The principal amounts, coupon rates, maturities and carrying value of debt of affiliates held at both June 30, 2015 and December 31, 2014 are as follows:

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

Membership Interests

The following table presents the changes (all after tax) to membership interests for the six months ended June 30, 2015:

	Capital Accounts	Affiliate Debt Held by EFIH	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2014	$(1,482)	$(635)	$(86)	$(2,203)
Net income	(279)	—	—	(279)
Effect of debt push-down from EFH Corp.	11	—	—	11
Net effects related to Oncor	—	—	1	1
Balance at June 30, 2015	$(1,750)	$(635)	$(85)	$(2,470)

The following table presents the changes to membership interests for the six months ended June 30, 2014:

	Capital Accounts	Affiliate Debt Held by EFIH	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2013	$(1,148)	$(635)	$(39)	$(1,822)
Net income	(426)	—	—	(426)
Effect of debt push-down from EFH Corp.	11	—	—	11
Net effects related to Oncor	—	—	1	1
Balance at June 30, 2014	$(1,563)	$(635)	$(38)	$(2,236)

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the six months ended June 30, 2015. There was no other comprehensive income (loss) before reclassification for the period.

	Dedesignated Cash Flow Hedges - Oncor	Pension and Other Postretirement Employee Benefit Liabilities Adjustments - Oncor	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(19)	$(67)	$(86)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in:
Equity in earnings (losses) of unconsolidated subsidiaries	1	—	1
Total amount reclassified from accumulated other comprehensive income (loss) during the period	1	—	1
Balance at June 30, 2015	$(18)	$(67)	$(85)

The following table presents the changes to accumulated other comprehensive income (loss) for the six months ended June 30, 2014. There was no other comprehensive income (loss) before reclassification for the period.

	Dedesignated Cash Flow Hedges - Oncor	Pension and Other Postretirement Employee Benefit Liabilities Adjustments - Oncor	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(21)	$(18)	$(39)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in:
Equity in earnings (losses) of unconsolidated subsidiaries	1	—	1
Total amount reclassified from accumulated other comprehensive income (loss) during the period	1	—	1
Balance at June 30, 2014	$(20)	$(18)	$(38)

12.	RELATED–PARTY TRANSACTIONS

The following represent EFIH's significant related-party transactions. Also see Note 11 for a discussion of EFH Corp. and TCEH debt securities held by EFIH.

•
EFH Corp. allocates expense to EFIH for management fees owed by EFH Corp. to the Sponsor Group. This expense, which is reported in SG&A expenses, totaled zero for both the three and six months ended June 30, 2015, and $1 million and $3 million for the three and six months ended June 30 2014, respectively. Beginning with the quarterly management fee due December 31, 2013, the Sponsor Group, while reserving the right to receive the fees, directed EFH Corp. to suspend payments of the management fees for an indefinite period. Accordingly, EFIH did not reimburse EFH Corp. for the allocated management fees. Effective with the Petition Date, EFH Corp. suspended allocations of such fees to EFIH. Fees accrued as of the Petition Date have been reclassified to liabilities subject to compromise (LSTC).

In addition to amounts incurred directly by EFIH, a subsidiary of EFH Corp. allocated costs to EFIH for legal and other consulting services associated with EFIH's debt restructuring activities prior to the Petition Date, and EFIH reimbursed the subsidiary for the allocated costs on a monthly basis. The allocated expense, which was reported in SG&A for the three and six months ended June 30, 2014 totaled $1 million and $4 million, respectively. Beginning at the Petition Date, legal and other consulting services associated with EFIH's Chapter 11 Cases were directly billed to EFIH and are reported in reorganization items.

A subsidiary of EFH Corp. bills EFIH for administrative services such as accounting and finance at cost, and EFIH reimburses the subsidiary for the allocated costs on a monthly basis. This expense, which is reported in SG&A expenses, totaled $1 million for both the three months ended June 30, 2015 and 2014 and $2 million and $1 million for the six months ended June 30, 2015 and 2014, respectively.

•
EFH Corp. files consolidated federal income tax and Texas state margin tax returns, and under a Federal and State Income Tax Allocation Agreement, allocates income taxes to EFIH substantially as if it were filing its own corporate income tax returns. At June 30, 2015 and December 31, 2014, EFIH had current income tax receivables from EFH Corp. totaling $135 million and $125 million, respectively, both of which were fully reserved (see Note 4). EFIH made no income tax payments to EFH Corp. for both the six months ended June 30, 2015 and 2014. EFIH received no income tax refunds from EFH Corp. for both the six months ended June 30, 2015 and 2014. See discussion below in this Note regarding allocation of income tax liabilities to Oncor Holdings and Oncor under the Federal and State Income Tax Allocation Agreement.

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

Significant related-party transactions between Oncor Holdings (including its consolidated subsidiary Oncor) and EFH Corp., other affiliates of EFH Corp. and the Sponsor Group are as follows:

•
Oncor receives payments from subsidiaries of TCEH for services it provides, principally the delivery of electricity. Revenues recorded by Oncor for these services totaled $224 million and $225 million for the three months ended June 30, 2015 and 2014, respectively, and $460 million and $465 million for the six months ended June 30, 2015 and 2014, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. These revenues from subsidiaries of TCEH represented 24% and 25% of Oncor Holdings' operating revenues for the six months ended June 30, 2015 and 2014, respectively. Oncor Holdings' condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 reflect current receivables from affiliates totaling $138 million and $118 million, respectively, consisting almost entirely of trade receivables from subsidiaries of TCEH related to these electricity delivery fees.

•
Oncor pays EFH Corp. subsidiaries for financial and other administrative services and shared facilities at cost. Such amounts increased Oncor's reported operation and maintenance expense by $5 million and $7 million for the three months ended June 30, 2015 and 2014, respectively, and $10 million and $16 million for the six months ended June 30, 2015 and 2014, respectively.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH's condensed consolidated balance sheets) is funded by a delivery fee surcharge billed to REPs by Oncor, as collection agent, and remitted monthly to TCEH. The delivery fee surcharges remitted to TCEH totaled $4 million for both the three months ended June 30, 2015 and 2014 and $8 million for both the six months ended June 30, 2015 and 2014.

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

At June 30, 2015, Oncor Holdings had a net current receivable from EFH Corp. related to federal and state income taxes totaling $10 million, $11 million of which related to Oncor. The $11 million net receivable from EFH Corp. included a $23 million federal income tax receivable offset by a $12 million state margin tax payable. Additionally, at June 30, 2015 Oncor had a noncurrent tax receivable from EFH Corp. of $65 million and a noncurrent tax payable to Oncor Holdings of $2 million. At December 31, 2014, Oncor Holdings' net current receivable from EFH Corp. totaled $120 million, all of which related to Oncor. The $120 million net receivable from EFH Corp. included a $144 million federal income tax receivable offset by a $24 million state margin tax payable. Additionally, at December 31, 2014 Oncor had a noncurrent tax receivable from EFH Corp. of $64 million.

For the six months ended June 30, 2015, Oncor Holdings and Oncor made income tax payments to EFH Corp totaling $12 million and $22 million, respectively. For the six months ended June 30, 2014, Oncor Holdings and Oncor made income tax payments to EFH Corp totaling $12 million and $135 million, respectively.

•
Oncor has requirements in place to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of Oncor Electric Delivery Transition Bond Company LLC. Under these requirements, and as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at both June 30, 2015 and December 31, 2014, TCEH had posted letters of credit and/or cash in the amount of $9 million for the benefit of Oncor.

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

13.	SUPPLEMENTARY FINANCIAL INFORMATION

Fair Value of Debt

	June 30, 2015		December 31, 2014
Debt:	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under debtor-in-possession credit facilities (Note 8)	$5,400	$5,400	$5,400	$5,400
Pre-petition notes, loans and other debt reported as liabilities subject to compromise (Note 9) (a)	3,431	3,790	3,876	4,336
____________

(a)	Carrying amount excludes deferred debt issuance and extension costs.

EFIH determines fair value in accordance with accounting standards, and at June 30, 2015, EFIH's fair value for debt and liabilities subject to compromise represent Level 2 valuations. EFIH obtains security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2015	2014
Cash payments related to:
Interest on EFIH debt	$406	$252
Reorganization items (a)	63	17
Noncash investing and financing activities:
Debt exchange transactions (b)	—	(85)
____________

(a)	Represents cash payments for legal and other consulting services.

(b)
For the six months ended June 30, 2014, represents $1.836 billion principal amount of loans issued under the EFIH DIP Facility in excess of the $1.673 billion principal amount of EFIH First Lien Notes exchanged and $78 million of related accrued interest (see Note 8).

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of EFIH's financial condition and results of operations for the three and six months ended June 30, 2015 and 2014 should be read in conjunction with its condensed consolidated financial statements and the notes to those statements. Comparisons of year-over-year results are impacted by the effects of the Bankruptcy Filing and the application of Financial Accounting Standards Board Accounting Standards Codification (ASC) 852, Reorganizations.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFIH, a direct, wholly owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company whose wholly owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell electricity to residential, business and other consumers in Texas. Revenues from services provided to TCEH represented 24% and 25% of Oncor's total reported consolidated revenues for the six months ended June 30, 2015 and 2014, respectively. EFIH has no reportable business segments. See Notes 1 and 3 to the Financial Statements for a discussion of the reporting of EFIH's investment in Oncor Holdings as an equity method investment and a description of the ring-fencing measures implemented with respect to Oncor Holdings and Oncor. These measures were put in place to further enhance Oncor's credit quality and mitigate Oncor's and Oncor Holdings' exposure to the Texas Holdings Group with the intent to minimize the risk that a court would order any of the assets and liabilities of the Oncor Ring-Fenced Entities to be substantively consolidated with those of any member of the Texas Holdings Group in the event any such member were to become a debtor in a bankruptcy case. Consistent with these ring-fencing measures, the assets and liabilities of the Oncor Ring-Fenced Entities have not been, and are not expected to be, substantively consolidated with the assets and liabilities of the Debtors in the Chapter 11 Cases.

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

For additional discussion of the Bankruptcy Filing and its effects, see Note 2 to the Financial Statements. See Note 8 to the Financial Statements for discussion of the DIP Facilities.

Proposed Restructuring Plan — In July 2015, the Debtors filed the Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. For additional discussion see Note 2 to the Financial Statements.

Proposed Sale of EFIH's Indirect Economic Ownership Interest in Oncor — In January 2015, the Bankruptcy Court approved the Debtors' bidding procedures motion that sets forth the process by which the Debtors are authorized to solicit proposals (i.e., bids) from third parties to acquire (in any form and employing any structure, whether taxable (in whole or in part) or tax-free) EFH Corp.'s indirect economic ownership interest in Oncor in accordance with the Bankruptcy Code. These bidding procedures contemplated that the Debtors select a stalking horse bid after a two-stage closed bidding process, and, after approval by the Bankruptcy Court of such stalking horse bid, the Debtors conduct a round of open bidding culminating in an auction intended to obtain a higher or otherwise best bid for a transaction. Initial bids were received in early March 2015 and second round bids were received in April 2015. Following receipt and negotiation of second round bids, the Debtors elected not to select a stalking horse bid. The Debtors continue to engage in discussions with various interested parties regarding the formal auction process as well as potential transactions in the context of modifications to, or alternatives to, the Plan of Reorganization. Certain of the potential transactions the Debtors are discussing with certain creditor constituencies would involve converting Oncor into a real estate investment trust (a REIT).

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

Oncor Matters with the PUCT — 2008 Rate Review Filing (PUCT Docket No. 35717) — In August 2009, the PUCT issued a final order with respect to Oncor's June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007, and new rates were implemented in September 2009. Oncor and four other parties appealed various portions of the rate review final order to a state district court. In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT's disallowance of certain franchise fees and the PUCT's decision that the Texas Public Utility Regulatory Act no longer requires imposition of a rate discount for state colleges and universities. Oncor filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues it appealed to the district court and did not prevail upon, as well as the district court's decision to reverse the PUCT with respect to discounts for state colleges and universities. In August 2014, the Austin Court of Appeals reversed the district court and affirmed the PUCT with respect to the PUCT's disallowance of certain franchise fees and the PUCT's decision that PURA no longer requires imposition of a rate discount for state colleges and universities. The Austin Court of Appeals also reversed the PUCT and district court's rejection of a proposed consolidated tax savings adjustment arising out of EFH Corp.'s ability to offset Oncor's taxable income against losses from other investments and remanded the issue to the PUCT to determine the amount of the consolidated tax savings adjustment. Oncor filed a motion on rehearing with the Austin Court of Appeals with respect to certain appeal issues on which Oncor was not successful, including the consolidated tax savings adjustment. In December 2014, the Austin Court of Appeals issued its opinion, clarifying that it was rendering judgment on the rate discount for state colleges and universities issue (affirming that PURA no longer requires imposition of the rate discount) rather than remanding it to the PUCT, and dismissing the motions for rehearing regarding the franchise fee issue and the consolidated tax savings adjustment. Oncor filed a petition for review with the Texas Supreme Court in February 2015. At the request of the court the parties filed responses to the petitions for review in June 2015. Oncor filed a reply brief on July 30, 2015, the deadline for all parties to file replies. There is no deadline for the court to act. If Oncor's appeals efforts are unsuccessful and the proposed consolidated tax savings adjustment is implemented, Oncor estimates that on remand the impact on earnings of the consolidated tax savings adjustment's value could range from zero, as originally determined by the PUCT in Docket No. 35717, to an approximate $130 million loss (after-tax). Oncor does not believe that any of the other issues ruled upon by the Austin Court of Appeals would result in a material impact to its results of operations or financial condition.

Transmission Cost Recovery and Rates (PUCT Docket Nos. 44771 and 43858) — In order to reflect increases or decreases in its wholesale transmission costs, including fees it pays to other transmission service providers, PUCT rules allow Oncor to update the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs on March 1 and September 1 each year. In May 2015, Oncor filed an application to update the TCRF, which will become effective September 1, 2015. This application was designed to increase Oncor's billings for the period from September 2015 through February 2016 by $47 million. In December 2014, Oncor filed an application to update the TCRF, which became effective March 1, 2015. This application was designed to reduce Oncor's billings for the period from March 2015 through August 2015 by $27 million.

Transmission Interim Rate Update Applications (PUCT Docket Nos. 44968 and 44363) — In order to reflect changes in its invested transmission capital, PUCT rules allow Oncor to update its transmission cost of service (TCOS) rates by filing up to two interim TCOS rate adjustments in a calendar year. TCOS revenues are collected from load serving entities benefiting from Oncor's transmission system. REPs serving customers in Oncor's service territory are billed through the TCRF mechanism discussed above while other load serving entities are billed directly. In July 2015, Oncor filed an application for an interim update of its TCOS rate. Oncor anticipates PUCT approval of the new rate in September 2015. Oncor's annualized revenues are expected to increase by an estimated $21 million with approximately $14 million of this increase recoverable through transmission costs charged to wholesale customers and $7 million recoverable from REPs through the TCRF component of Oncor's delivery rates. In January 2015, Oncor filed an application for an interim update of its TCOS rate. The new rate was approved by the PUCT and became effective in March 2015. Oncor's expected annualized revenues increased by an estimated $35 million with approximately $23 million of this increase recoverable through transmission costs charged to wholesale customers and $12 million recoverable from REPs through the TCRF component of Oncor's delivery rates.

Application for 2016 Energy Efficiency Cost Recovery Factor Surcharge (PUCT Docket No. 44784) — In June 2015, Oncor filed an application with the PUCT to request approval of the energy efficiency cost recovery factor (EECRF) for 2016. PUCT rules require Oncor to make an annual EECRF filing by the first business day in June in each year for implementation on March 1 of the next calendar year. The requested 2016 EECRF was $67 million as compared to $68 million established for 2015, and would result in an average monthly charge for residential customers of $1.19 as compared to the 2015 average monthly residential charge of $1.23 per month. Average monthly charges are for a residential customer using 1,200 kilowatt-hours. The 2016 EECRF is designed to recover $61 million of Oncor's costs for the 2016 program year, a $10 million performance bonus based on Oncor's 2014 results and a $4 million decrease for over-recovery of 2014 costs.

RESULTS OF OPERATIONS

Financial Results — Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Selling, general, and administrative expenses decreased $7 million to $1 million in 2015. The 2014 amount includes $6 million for legal and other consulting services associated with EFIH's debt restructuring activities, of which $1 million was allocated by EFH Corp. The 2014 amount also includes $1 million in allocated management fees owed to the Sponsor Group by EFH Corp. and $1 million in other allocated shared services costs. The decrease is the result of legal and other professional costs associated with the Chapter 11 Cases since the Petition Date now being reported in reorganization items in EFIH's condensed statements of consolidated income (loss) (see Note 7 to the Financial Statements). Payments of Sponsor Group management fees and associated cost allocations were also suspended in 2014. See Note 12 to the Financial Statements for discussion of allocations from EFH Corp.

Other deductions totaled $65 million and $122 million for the three months ended June 30, 2015 and 2014, respectively, reflecting the recording of reserves against EFIH's income tax receivable from EFH Corp. (see Notes 4 and 5 to the Financial Statements).

Interest expense and related charges decreased $66 million to $58 million in 2015. The decrease reflected $120 million in lower interest expense on pre-petition debt due to the discontinuance of interest due to the Chapter 11 Cases, partially offset by an increase of $50 million in interest expense on debtor-in-possession financing (see Note 6 to the Financial Statements).

Reorganization items totaled $18 million and $228 million in the three months ended June 30, 2015 and the post-petition period through June 30, 2014, respectively. Activity in 2015 included $18 million in legal advisory and representation services fees. The 2014 amount included a $108 million net loss on exchange and settlement of the EFIH First Lien Notes, $93 million in fees associated with completion of the EFIH DIP Facility (see Note 8 to Financial Statements). See Note 7 to the Financial Statements for additional discussion.

Income tax benefit totaled $60 million and $118 million in 2015 and 2014, respectively. Excluding the effect of the reserve against the income tax receivable from EFH Corp. that was recorded without income tax benefit (see Note 4 to the Financial Statements), the effective tax rate was 77.9% and 32.8% in 2015 and 2014, respectively. The increase in the effective income tax rate is driven primarily by a decrease in the valuation allowance against deferred tax assets partially offset by higher nondeductible legal and other professional services costs related to the Chapter 11 Cases in 2015 (see Note 5 to the Financial Statements).

Equity in earnings of unconsolidated subsidiary (net of tax) increased $3 million to $75 million in 2015. The increase in equity earnings of Oncor primarily reflected increased revenue from higher distribution base revenues driven by growth in points of delivery, increased revenue from higher transmission rates partially offset by higher depreciation. See Note 3 to the Financial Statements.

Net loss decreased $285 million to $7 million in 2015. The change reflects $137 million ($210 million pre-tax) in lower reorganization items, $43 million ($66 million pre-tax) in lower interest expense and charges and $37 million ($57 million pre-tax) in lower reserves recorded for EFIH's income tax receivable from EFH Corp. in 2015 as discussed above.

Financial Results — Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Selling, general, and administrative expenses decreased $16 million to $3 million in 2015. The 2014 amount includes $15 million for legal and other consulting services associated with EFIH's debt restructuring activities, of which $4 million was allocated by EFH Corp. The 2014 amount also includes $3 million in allocated management fees owed to the Sponsor Group by EFH Corp. and $1 million in allocated other shared services costs. The decrease is the result of legal and other professional costs associated with the Chapter 11 Cases since the Petition Date now being reported in reorganization items in EFIH's condensed statements of consolidated income (loss) (see Note 7 to the Financial Statements). Payments of Sponsor Group management fees and associated cost allocations were also suspended in 2014. See Note 12 to the Financial Statements for discussion of allocations from EFH Corp.

Other deductions totaled $135 million and $199 million for the six months ended June 30, 2015 and 2014, respectively, reflecting the recording of reserves against EFIH's income tax receivable from EFH Corp. (see Notes 4 and 5 to the Financial Statements).

Interest expense and related charges increased $28 million to $351 million in 2015. The increase reflected $108 million in interest expense on debtor-in-possession financing including interest paid in conjunction with the repayment of the EFIH Second Lien Notes, partially offset by $96 million in lower interest expense on pre-petition debt due to the discontinuance of interest due to the Chapter 11 Cases (see Note 6 to the Financial Statements).

Reorganization items totaled $66 million and $228 million in the six months ended June 30, 2015 and the post-petition period through June 30, 2014, respectively. Activity in 2015 included $33 million in legal advisory and representation services fees and $28 million in fees associated with the repayment of EFIH Second Lien Notes in March 2015. The 2014 amount included a $108 million net loss on exchange and settlement of the EFIH First Lien Notes and $93 million in fees associated with completion of the EFIH DIP Facility (see Note 8 to Financial Statements). See Note 7 to the Financial Statements for additional discussion.

Income tax benefit totaled $125 million and $191 million in 2015 and 2014, respectively. Excluding the effect of the reserve against the income tax receivable from EFH Corp. that was recorded without income tax benefit (see Note 4 to the Financial Statements), the effective tax rate was 29.8% and 33.5% in 2015 and 2014, respectively. The decrease in the effective income tax rate is driven primarily by higher nondeductible legal and other professional services costs related to the Chapter 11 Cases in 2015 (see Note 5 to the Financial Statements).

Equity in earnings of EFIH's Oncor Holdings unconsolidated subsidiary (net of tax) decreased $1 million to $151 million in 2015. See Note 3 to the Financial Statements.

Net loss decreased $147 million to $279 million in 2015. The change reflects $105 million ($162 million pre-tax) for reorganization items and $42 million ($64 million pre-tax) in lower reserves recorded for EFIH's income tax receivable from EFH Corp. in 2015 as discussed above.

FINANCIAL CONDITION

Cash Flows — Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014 — Cash used in operating activities totaled $323 million and $221 million in 2015 and 2014, respectively. The increase in cash used of $102 million was driven by cash interest payments as a result of the EFIH Second Lien repayment (see Notes 9 and 13 to the Financial Statements) and higher cash used to pay reorganization costs, partially offset by higher distributions received from Oncor.

Cash used in financing activities totaled $473 million in 2015 compared to cash provided by financing activities of $1.164 billion in 2014. Activity in 2015 reflected the repayment of $445 million principal amount of EFIH Second Lien Notes and $28 million in fees related to the repayment (see Note 9 to the Financial Statements). Cash provided by financing activities in 2014 included $3.564 billion in borrowings under the EFIH DIP Facility, partially offset by $2.312 billion in repayments of the EFIH First Lien Notes and $88 million in payments for fees associated with the completion of the EFIH DIP Facility.

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

As of June 30, 2015, after completing the Repayment of a portion of EFIH's Second Lien Notes, EFIH had $361 million in liquidity consisting entirely of cash and cash equivalents.

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

EFIH believes that the EFIH DIP facility, plus cash distributions received from Oncor Holdings, will be sufficient to fund its anticipated cash requirements through at least the June 2016 maturity date of the EFIH DIP facility. As a result of the Chapter 11 Cases, EFIH does not expect to receive further interest payments on affiliate debt securities it holds.

The EFIH DIP Facility permits, subject to certain terms, conditions and limitations, EFIH to incur incremental junior lien subordinated debt in an aggregate amount not to exceed $3 billion.

Distributions of Earnings from Oncor Holdings — Oncor Holdings' distributions of earnings to EFIH totaled $120 million and $77 million for the six months ended June 30, 2015 and 2014, respectively. In August 2015, EFIH is expected to receive a distribution from Oncor Holdings for an amount between $80 million and $88 million. See Note 3 to the Financial Statements for discussion of limitations on amounts Oncor can distribute to its members.

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

At June 30, 2015, Oncor's exposure to credit risk associated with accounts receivable from non-affiliate customers totaled $435 million. The non-affiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $5 million, and includes trade accounts receivable from REPs totaling $325 million, which are almost entirely below investment grade. At June 30, 2015, REP subsidiaries of one non-affiliated entity collectively represented approximately 13% of the non-affiliated trade receivable amount. No other non-affiliated parties represented 10% or more of the total exposure. Oncor views its exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default would have a material effect on cash flows.

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

•	the outcome of current or potential litigation regarding intercompany claims and/or derivative claims;

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of EFIH's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at the end of the current period included in this quarterly report on Form 10-Q. Based on the evaluation performed as of June 30, 2015, its principal executive officer and principal financial officer concluded that, due to the material weakness in its internal control over financial reporting related to accounting for deferred income taxes, as previously disclosed in EFIH's 2014 Form 10-K, its disclosure controls and procedures were not effective as of June 30, 2015. In light of the material weakness in internal control over financial reporting, management completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting for deferred income taxes, prior to filing this quarterly report on Form 10-Q.

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

In response to the material weakness described above, during the six months ended June 30, 2015, EFIH began implementing a plan of remediation to strengthen its overall internal control over accounting for deferred income taxes. The remediation plan includes the following steps:

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

Management is currently implementing these steps. Specifically, during the six months ended June 30, 2015, EFH Corp. hired permanent and temporary resources to supplement its current staffing levels in its tax department and implemented additional oversight and monitoring controls. Once these steps and new controls are placed in operation for a sufficient period of time, EFH Corp. will subject these controls and procedures to appropriate tests in order to determine whether they are operating effectively.

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

There have been no material changes from the risk factors discussed in Part I, Item 1A. Risk Factors in EFIH's 2014 Form 10-K and Part II, Item 1A. Risk Factors in our Form 10-Q for the period ended March 31, 2015, except for the information disclosed elsewhere in this quarterly report on Form 10-Q that provides factual updates to risk factors contained in EFIH's 2014 Form 10-K and EFIH's Form 10-Q for the period ended March 31, 2015. The risks described in such reports are not the only risks facing the company.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(3(i))	Articles of Incorporation

3(a)	333-153529 Form S-4 (filed September 17, 2008)	3(c)	—	Certificate of Formation of Energy Future Intermediate Holding Company LLC, as amended

(3(ii))	By-laws

3(b)	1-34544 Form 10-K (filed February 21, 2012)	3(b)	—	Second Amended and Restated Limited Liability Company Agreement of Energy Future Intermediate Holding Company LLC

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income - Twelve Months Ended June 30, 2015.

XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
____________

*	Incorporated herein by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

By:	/s/ TERRY L. NUTT
Name:	Terry L. Nutt
Title:	Senior Vice President and Controller (Principal Accounting Officer)

Date: July 31, 2015