Form 10-K
period 2015-12-31
Energy Future Intermediate Holding CO LLC
filed 2016-03-01
CIK 1445146

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

At February 29, 2016, the outstanding membership interest in Energy Future Intermediate Holding Company LLC was directly held by Energy Future Holdings Corp.

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

Confirmation Order	The Bankruptcy Court's December 2015 order confirming the Plan of Reorganization

DIP Facility	Refers to EFIH's debtor-in-possession financing (see Note 8 to the Financial Statements).

Debtors	EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities

Disclosure Statement	Fifth Amended Disclosure Statement for the Debtors' Fifth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code approved by the Bankruptcy Court in September 2015

EFCH	Energy Future Competitive Holdings Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context

EFH Acquisition	The acquisition of reorganized EFH Corp. financed by existing TCEH creditors and third-party investors as proposed in the Plan of Reorganization

EFH Corp.	Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context, whose major subsidiaries include TCEH and Oncor

EFH Corp. 10.875% Notes	EFH Corp.'s 10.875% Senior Notes with a maturity date of November 1, 2017, which are guaranteed on a senior unsecured basis by EFIH and EFCH as discussed in Note 8 to the Financial Statements

EFH Corp. Toggle Notes
EFH Corp.'s 11.25%/12.00% Senior Toggle Notes with a maturity date of November 1, 2017, which are guaranteed on a senior unsecured basis by EFIH and EFCH as discussed in Note 9 to the Financial Statements

EFIH	Energy Future Intermediate Holding Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings, and/or its subsidiaries depending on context.

EFIH Debtors	EFIH and EFIH Finance
EFIH Finance	EFIH Finance Inc., a direct, wholly owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities

EFIH First Lien Notes	EFIH's and EFIH Finance's $503 million principal amount of 6.875% Senior Secured First Lien Notes and $3.482 billion principal amount of 10.000% Senior Secured First Lien Notes, collectively

EFIH PIK Notes	EFIH's and EFIH Finance's $1.566 billion principal amount of 11.25%/12.25% Senior Toggle Notes

EFIH Second Lien Notes	EFIH's and EFIH Finance's $406 million principal amount of 11% Senior Secured Second Lien Notes and $1.75 billion principal amount of 11.75% Senior Secured Second Lien Notes, collectively

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

Federal and State Income Tax Allocation Agreements
EFH Corp. and certain of its subsidiaries (including EFCH, EFIH and TCEH, but not including Oncor Holdings and Oncor) are parties to a Federal and State Income Tax Allocation Agreement, executed on May 15, 2012 but effective as of January 1, 2010.  EFH Corp., Oncor Holdings, Oncor, Texas Transmission, and Oncor Management Investment LLC are parties to a separate Federal and State Income Tax Allocation Agreement dated November 5, 2008. See Note 5 to the Financial statements and Management's Discussion and Analysis, under Financial Condition.

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

Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, a direct, wholly owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context

Oncor Ring-Fenced Entities	Oncor Holdings and its direct and indirect subsidiaries, including Oncor

Petition Date	April 29, 2014, the date the Debtors made the Bankruptcy Filing

Plan of Reorganization	Sixth Amended Joint Plan of Reorganization, as amended, Pursuant to Chapter 11 of the Bankruptcy Code confirmed by the Bankruptcy Court in December 2015, including the Plan Supplement

Plan Support Agreement	Third Amendment to the Amended and Restated Plan Support Agreement, entered into in December 2015, amending and restating the Plan Support Agreement approved by the Bankruptcy Court in September 2015

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

REP	retail electric provider

SEC	US Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SG&A	selling, general and administrative

Settlement Agreement
Amended and Restated Settlement Agreement among the Debtors, the Sponsor Group, settling TCEH first lien creditors, settling TCEH second lien creditors, settling TCEH unsecured creditors and the official committee of unsecured creditors of TCEH (collectively, the Settling Parties), filed by the Debtors with the Bankruptcy Court in December 2015. See Note 2 to the Financial Statements.

Settlement Agreement Order	The Bankruptcy Court's December 2015 order approving the Settlement Agreement

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

Energy Future Intermediate Holding Company LLC Business

EFIH, a direct, wholly owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company whose wholly owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. The business and strategy of Oncor is discussed below, as the investment in Oncor represents the primary asset and earnings of EFIH. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell electricity to residential, business and other consumers in Texas. Revenues from services provided to TCEH represented approximately 25% of Oncor's total consolidated revenues for each of the years ended December 31, 2015 and 2014. EFIH has no reportable business segments. See Notes 1 and 3 to the Financial Statements for a discussion of the reporting of EFIH's investment in Oncor Holdings as an equity method investment and a description of the ring-fencing measures implemented with respect to Oncor Holdings and Oncor. These measures were put in place to further enhance Oncor's credit quality and mitigate Oncor's and Oncor Holdings' exposure to the Texas Holdings Group with the intent to minimize the risk that a court would order any of the assets and liabilities of the Oncor Ring-Fenced Entities to be substantively consolidated with those of any member of the Texas Holdings Group in the event any such member were to become a debtor in a bankruptcy case. Accordingly, EFH Corp. and EFIH do not control and do not consolidate Oncor Holdings and Oncor for financial reporting purposes.

EFIH's sources of liquidity have included the DIP Facility, dividends received from Oncor Holdings and interest payments received on EFH Corp. and TCEH debt it holds. Its uses of liquidity have consisted of reorganization costs, interest payments on the DIP Facility and EFIH's outstanding debt and income taxes paid to EFH Corp. under a Federal and State Income Tax Allocation Agreement.

Chapter 11 Cases

On April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities (the Debtors), filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). During the pendency of the Bankruptcy Filing (Chapter 11 Cases), the Debtors have operated and will continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In December 2015, the Bankruptcy Court entered the Confirmation Order approving the Debtors' Plan of Reorganization. The effectiveness of the Plan of Reorganization and EFIH's emergence from the Chapter 11 Cases is subject to several events and conditions that are not within its control. As a result, EFIH cannot predict whether the Plan of Reorganization will become effective and/or when it will ultimately emerge from the Chapter 11 Cases

Consistent with the ring-fencing measures discussed above, the assets and liabilities of the Oncor Ring-Fenced Entities have not been, and are not expected to be, substantively consolidated with the assets and liabilities of the Debtors in the Chapter 11 Cases.

For additional discussion of the Chapter 11 Cases and the effects on us, see Note 2 to the Financial Statements and Item 1A, Risk Factors – Risks Related to Chapter 11 Cases. See Note 8 to the Financial Statements for discussion of the DIP Facility.

Oncor's Business

Oncor's transmission and distribution assets are located principally in the north-central, eastern and western parts of Texas. This territory comprises 91 counties and more than 400 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler and Killeen. Oncor is not a seller of electricity, nor does it purchase electricity for resale. It provides transmission services to other electricity distribution companies, cooperatives and municipalities. It also provides distribution services to REPs, including subsidiaries of TCEH, which sell electricity to residential, business and other consumers. Oncor's transmission and distribution rates are regulated by the PUCT, and in certain instances, the FERC. Oncor is also subject to the requirements of the ERCOT Nodal Protocols as well as reliability standards adopted and enforced by the TRE and the NERC, including NERC CIP standards.

Oncor operates the largest transmission and distribution system in Texas, delivering electricity to more than 3.3 million homes and businesses and operating more than 121,000 miles of transmission and distribution lines. Most of Oncor's power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law. At December 31, 2015, Oncor had approximately 3,520 full-time employees, including approximately 670 employees under collective bargaining agreements.

Oncor's Market

Oncor operates within the ERCOT electricity market. This market represents approximately 90% of the electricity consumption in Texas. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas and the Independent System Operator of the interconnected transmission grid for those systems. ERCOT is responsible for ensuring reliability, adequacy and security of the electric systems as well as nondiscriminatory access to transmission service by all wholesale market participants in the region. ERCOT's membership consists of approximately 300 corporate and associate members, including electric cooperatives, municipal power agencies, independent generators, independent power marketers, transmission service providers and distribution services providers, independent REPs and consumers.

In 2015, ERCOT's hourly electricity demand peaked at 69,877 MW as compared to the peak hourly demand of 66,454 MW in 2014. The ERCOT market has limited interconnections to other markets in the US and Mexico, which currently limits potential imports into and exports out of the ERCOT market to 1,120 MW of generation capacity (or approximately 2% of peak demand). In addition, wholesale transactions within the ERCOT market are generally not subject to regulation by the FERC.

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

Oncor's Business Focus

Oncor focuses on delivering electricity in a safe and reliable manner, minimizing service interruptions and investing in its transmission and distribution infrastructure to maintain its system and serve its growing customer base with a modernized grid and support energy production.

Oncor believes that building and leveraging upon opportunities to scale its operating advantage and technology programs enables Oncor to create value by eliminating duplicative costs, efficiently managing supply costs, and building and standardizing distinctive process expertise over a larger grid. Scale also allows Oncor to take part in large capital investments in its transmission and distribution system, with a smaller fraction of overall capital at risk and with an enhanced ability to streamline costs. Oncor's growth strategies are to invest in technology upgrades, and to construct transmission and distribution facilities to meet the needs of the growing Texas market and support energy production. Oncor and other transmission and distribution businesses in ERCOT benefit from regulatory capital recovery mechanisms known as "capital trackers" that Oncor believes enable adequate and more timely recovery of transmission, distribution and advanced metering investments through its regulated rates.

Oncor's Operations

Performance — Oncor achieved or exceeded market performance protocols in 12 out of 14 PUCT market metrics in 2015. These metrics measure the success of transmission and distribution companies in facilitating customer transactions in the competitive Texas electricity market.

Investing in Infrastructure and Technology — In 2015, Oncor invested approximately $1.2 billion in its network to upgrade the transmission system and associated facilities, to extend the distribution infrastructure and to pursue certain initiatives in infrastructure maintenance and information technology.

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

At December 31, 2015, Oncor's transmission facilities included 6,410 circuit miles of 345kV transmission lines and 9,536 circuit miles of 138kV and 69kV transmission lines. Sixty-nine generation facilities totaling 36,991 MW were directly connected to Oncor's transmission system at December 31, 2015, and 298 transmission stations and 717 distribution substations were served from Oncor's transmission system.

At December 31, 2015, Oncor's transmission facilities had the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345kV	138kV	69kV
Brazos Electric Power Cooperative, Inc.	8	112	25
Rayburn Country Electric Cooperative, Inc.	—	40	6
Lower Colorado River Authority	9	27	2
Texas New Mexico Power	4	10	12
Tex-La Electric Cooperative of Texas, Inc.	—	12	1
American Electric Power Company, Inc. (a)	5	5	8
Texas Municipal Power Agency	7	6	—
Lone Star Transmission	12	—	—
Centerpoint Energy Inc.	8	—	—
Sharyland Utilities, L.P.	1	4	—
Electric Transmission Texas, LLC	8	1	—
Other small systems operating wholly within Texas	6	6	3
___________

(a)	One of the 345kV lines is an asynchronous high-voltage direct current connection with the Southwest Power Pool.

Electricity Distribution — Oncor's electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including electricity delivery, power quality and system reliability. These responsibilities consist of the ownership, management, construction, maintenance and operation of the distribution system within Oncor's certificated service area. Oncor's distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through 3,237 distribution feeders.

The Oncor distribution system included over 3.3 million points of delivery at December 31, 2015. Over the past five years, the number of distribution system points of delivery served by Oncor, excluding lighting sites, grew an average of 1.39% per year. Oncor added approximately 49,200 points of delivery in 2015.

The Oncor distribution system consists of 56,956 miles of overhead primary conductors, 21,323 miles of overhead secondary and street light conductors, 16,834 miles of underground primary conductors and 10,415 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25kV and 12.5kV.

Oncor's distribution revenues from residential and small business users are based on actual monthly consumption (kWh), and, depending on size and annual load factor, revenues from large commercial and industrial users are based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior eleven months.

The PUCT allows Oncor to file, under certain circumstances, up to four rate adjustments between rate reviews to recover distribution-related investments on an interim basis. Oncor has not filed any such distribution-related rate adjustments to date.

Customers — Oncor's transmission customers consist of municipalities, electric cooperatives and other distribution companies. Oncor's distribution customers consist of approximately 80 REPs, including TCEH's retail sales operations and certain electric cooperatives in Oncor's certificated service area. Revenues from services provided to TCEH represented approximately 25% of Oncor's total reported consolidated revenues for 2015. Revenues from REP subsidiaries of one nonaffiliated entity collectively represented approximately 17% of Oncor's total reported consolidated revenues for 2015. No other customer represented more than 10% of Oncor's total operating revenues. Generally, the consumers of the electricity delivered by Oncor are free to choose their electricity supplier from REPs who compete for their business.

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

Securitization Bonds — Oncor's operations include its wholly owned, bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC. This financing subsidiary was organized for the limited purpose of issuing certain securitization (transition) bonds in 2003 and 2004. Oncor Electric Delivery Transition Bond Company LLC issued $1.3 billion principal amount of transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002. At December 31, 2015, aggregate principal amounts of transition bonds outstanding, which mature in May 2016, totaled $41 million.

Environmental Regulations and Related Considerations

Water

The TCEQ and the EPA have jurisdiction over water discharges (including storm water) from facilities in Texas. Oncor believes its facilities are presently in material compliance with applicable state and federal requirements relating to discharge of pollutants into water. Oncor believes it holds all required waste water discharge permits from the TCEQ for facilities in operation and has applied for or obtained necessary permits for facilities under construction. Oncor also believes it can satisfy the requirements necessary to obtain any required permits or renewals. There are also federal rules pertaining to Spill Prevention, Control and Countermeasure (SPCC) plans for oil-filled electrical equipment and bulk storage facilities for oil that affect certain of Oncor's facilities. Oncor has implemented SPCC plans as required for those substations, work centers and distribution systems, and believes it is currently in material compliance with these rules.

Solid Waste

Treatment, storage and disposal of solid waste and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act. The EPA has issued regulations under the Resource Conservation and Recovery Act of 1976 and the Toxic Substances Control Act, and the TCEQ has issued regulations under the Texas Solid Waste Disposal Act applicable to Oncor's facilities. Oncor believes it is in material compliance with applicable solid and hazardous waste regulations.

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

EFIH (together with its parent company, EFH Corp., and substantially all of the direct and indirect subsidiaries of EFH Corp. including EFCH and TCEH but excluding the Oncor Ring-Fenced Entities) has filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. For the duration of the Chapter 11 Cases, EFIH will be subject to various risks, including but not limited to the following:

•	Whether the conditions (including the receipt of required regulatory approvals) to consummate the transactions contemplated by the Plan of Reorganization will be satisfied or waived;

•	Negative effects and increased costs of a prolonged duration of the Chapter 11 Cases;

•
EFIH's ability to maintain or obtain sufficient financing sources for its operations during the pendency of the Chapter 11 Cases or to obtain sufficient exit financing to fund the Plan of Reorganization or any other plan of reorganization;

•	Potential incremental increase in risks related to distributions from Oncor to EFH Corp. or EFIH;

•	Potential increased difficulty in retaining and motivating EFIH's key employees through the process of reorganization, and potential increased difficulty in attracting new employees, and

•	Significant time and effort required to be spent by EFIH's senior management in dealing with the Chapter 11 Cases rather than focusing exclusively on business operations.

EFIH is also subject to risks and uncertainties with respect to the actions and decisions of creditors, regulators and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans. These risks and uncertainties could affect our business and operations in various ways and may significantly increase the duration of the Chapter 11 Cases. Because of the risks and uncertainties associated with Chapter 11 Cases, EFIH cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases may have on our business, cash flows, liquidity, financial condition and results of operations.

The Plan of Reorganization may not become effective.

While the Plan of Reorganization has been confirmed by the Bankruptcy Court, it may not become effective because it is subject to the satisfaction of certain conditions precedent (some of which are beyond EFIH's control). There can be no assurance that such conditions will be satisfied, and therefore, that the Plan of Reorganization will become effective and that the Debtors will emerge from the Chapter 11 Cases as contemplated by such Plan of Reorganization. If the transactions contemplated by the Plan of Reorganization are not completed, it may become necessary to amend the Plan of Reorganization. The terms of any such amendment are uncertain and could result in material additional expense and result in material delays in the Chapter 11 Cases. EFIH no longer has the exclusive right to propose a plan of reorganization in the Chapter 11 Cases. Accordingly, any creditor of the Debtors could propose a plan of reorganization with respect to any one or more of the Debtors. Any new plan of reorganization would require the approval of the Bankruptcy Court and the approval of the required creditors, which could subject EFIH to more lengthy and costly Chapter 11 Cases. In addition, any resulting delay could require EFIH to extend or refinance its DIP Facility and could adversely impact its liquidity.

The consummation of the EFH Acquisition contemplated by the Plan of Reorganization is subject to various conditions precedent. If the Merger and Purchase Agreement is terminated, the Purchasers and the Investor Group will effectively have no liability to the Debtors thereunder except for certain expense reimbursement obligations. As a result, there is no certainty that the EFH Acquisition will be completed.

The Merger and Purchase Agreement includes various conditions precedent to consummation of the transactions contemplated thereby. The Purchasers' conditions precedent include, among other things, a condition that certain approvals and rulings be obtained, including from, among others, the PUCT and the IRS, that are necessary to consummate the acquisition and convert a successor to Reorganized EFH into a REIT. In addition, the Merger and Purchase Agreement may be terminated upon certain events, including, among other things, by either party, if certain termination events occur under the Plan Support Agreement, including if the EFH Acquisition is not completed by April 30, 2016, subject to extension to June 30, 2016 or August 31, 2016 under certain conditions. If the Merger and Purchase Agreement is terminated for any reason (including, among other things, due to failure to complete the EFH Acquisition within the timeframes described therein), the Purchasers and the Investor Group will effectively have no liability to the Debtors thereunder. EFH Corp. and EFIH have effectively waived their respective rights under the Merger and Purchase Agreement to seek any legal or equitable remedies (including money damages and specific performance) against the Purchasers or the Investor Group. As a result, even if the applicable regulatory approvals are obtained, there is no certainty that the EFH Acquisition will be completed. If it is not completed for any reason, the Debtors will have no recourse against the Purchasers and the Investor Group except for certain expense reimbursement obligations.

Operating under Chapter 11 may restrict EFIH's ability to pursue its strategic initiatives. Moreover, EFIH is subject to various covenants and events of default under its DIP Facility.

Under Chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit EFIH's ability to respond in a timely manner to certain events or take advantage of certain opportunities or to adapt to changing market or industry conditions. The EFIH Debtors are subject to various covenants and events of default under its DIP Facility. In general, certain of these covenants limit the Debtors' ability, subject to certain exceptions, to take certain actions, including:

•	selling assets outside the normal course of business;

•	consolidating, merging, selling or otherwise disposing of all or substantially all of its assets;

•	granting liens, and

•	financing its investments or other capital needs or engaging in other business activities that may be in its best interest.

If the EFIH Debtors fail to comply with these covenants or an event of default occurs under the DIP Facility, EFIH's liquidity, financial condition or operations may be materially impacted.

As a result of the Chapter 11 Cases, EFIH's historical financial information may not be indicative of its future financial performance.

On the effective date of the Plan of Reorganization, EFIH's capital structure will be significantly altered. Under fresh-start accounting rules that will apply to EFIH upon the effective date of the Plan or Reorganization, EFIH's assets and liabilities will be adjusted to fair value, which could have a significant impact on EFIH's financial statements. Accordingly, EFIH's financial condition and results of operations following its emergence from Chapter 11 will not be comparable to the financial condition and results of operations reflected in its historical financial statements. In connection with the Chapter 11 Cases, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to EFIH's consolidated financial position, liquidity and results of operations.

There is no assurance regarding the outcome of various appeals related to whether note holders are entitled to certain make-whole or redemption premiums and/or post-petition interest in connection with the treatment of their claims in bankruptcy.

The EFIH Debtors are engaged in litigation regarding whether holders of its outstanding notes are entitled to receive a make-whole or redemption premium in connection with the repayment of such notes, including pursuant to a Chapter 11 plan of reorganization. As of December 31, 2015, the total aggregate amount of make-whole or redemption premiums that would be owed if such alleged claims were allowed claims would be approximately $946 million (of which $432 million relates to the EFIH First Lien Notes, $401 million relates to the EFIH Second Lien Notes and $113 million relates to the EFIH PIK Notes). The EFIH Debtors have received orders from the Bankruptcy Court disallowing such claims, but these orders are subject to, and are in the process of, being appealed by holders of such claims. See Note 10 to the Financial Statements for a more detailed discussion regarding these claims.

Moreover, creditors have made and may continue to make additional claims in the Chapter 11 Cases in connection with a repayment or settlement of their pre-petition debt such as indemnification claims or for the payment of fees and expenses incurred in connection with litigating such claims.

In addition, creditors have asserted and may continue to assert claims for post-petition interest, including default interest, on their outstanding notes in connection with the repayment of such notes, including pursuant to a Chapter 11 plan of reorganization. Such amounts would be material, particularly if such post-petition interest were required to be paid at the contract rate as opposed to the federal judgment rate.

EFIH cannot predict the ultimate outcome of any of these matters.

The DIP Facility may be insufficient to fund EFIH's cash requirements through its emergence from bankruptcy. In addition, EFIH's independent auditor's report on its financial statements raises substantial doubt about its ability to continue as a going concern given the Chapter 11 Cases.

For the duration of the Chapter 11 Cases, EFIH will be subject to various risks, including but not limited to (i) the inability to maintain or obtain sufficient financing sources for operations or to fund the Plan of Reorganization and meet future obligations, and (ii) increased legal and other professional costs associated with the Chapter 11 Cases and its reorganization.

If the transactions contemplated by the Plan of Reorganization are not completed and the effective date of the Plan of Reorganization does not occur prior to the maturity of the DIP Facility, EFIH will likely need to refinance its existing DIP Facility. EFIH may not be able to obtain some or all of any such financing on acceptable terms or at all.

In its report on EFIH's financial statements included in this Annual Report on Form 10-K, EFIH's independent public accounting firm states that the uncertainties inherent in the bankruptcy process raise substantial doubt about EFIH's ability to continue as a going concern.

EFIH may not be able to obtain exit financing to repay the DIP Facility or, if EFIH is able to obtain such exit financing, the agreements governing such exit financing may significantly restrict its financing and operational flexibility after emerging from bankruptcy.

It is expected that the DIP Facility will be repaid using, in whole or in part, the proceeds from borrowings under exit financings. EFIH's ability to obtain such exit financings will depend on, among other things, the timing and outcome of various ongoing matters in the Chapter 11 Cases, its business, operations and financial condition, and market conditions. EFIH has not yet received any commitment with respect to any exit facilities, and there can be no assurance that it will be able to obtain such exit facilities on reasonable economic terms, or at all. If EFIH cannot secure exit financing, it may not be able to emerge from bankruptcy and may not be able to repay the DIP Facility at its respective maturities. Any exit financing that EFIH is able to secure may include a number of significant restrictive covenants which could impair its financing and operational flexibility and make it difficult for EFIH to react to market conditions and satisfy its ongoing capital needs an unanticipated cash requirements. In addition, such exit facilities may require us to periodically meet various financial ratios and tests. The financial covenants and tests could limit EFIH's ability to react to market conditions or satisfy extraordinary capital needs and could otherwise restrict its financing and operations.

As a result of the Chapter 11 Cases, net operating losses and other tax attributes are not expected to be available upon emergence from the Chapter 11 Cases.

Certain tax attributes, such as net operating loss carry-forwards and certain tax credits, are expected to be utilized in connection with the Chapter 11 Cases. Under the Internal Revenue Code, tax attributes are reduced to the extent discharge of indebtedness income is excluded from gross income arising from a Chapter 11 case. If any attributes are still available after the application of Section 108, such attributes may be limited or lost in the event EFH Corp. or any of its subsidiaries experience an ownership change as defined under the Internal Revenue Code. In addition, tax attributes may be utilized in a transaction such as a sale or transfer of assets that could result in a significant tax liability for EFH Corp. and its subsidiaries. As a result of the foregoing rules, any pre-emergence net operating losses and certain tax credits are not expected to be available to EFH Corp. and its subsidiaries to reduce taxable income for tax periods beginning after emergence from Chapter 11.

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

In addition, Oncor's organizational documents prohibit Oncor from making any distribution to its owners, including EFIH, so long as and to the extent that such distribution would cause Oncor's regulatory capital structure to exceed the debt-to-equity ratio established by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. Under the terms of a Federal and State Income Tax Allocation Agreement, Oncor makes tax payments to EFH Corp. (bypassing EFIH) based on its share of an amount calculated to approximate the amount of taxes Oncor would have paid to the IRS if it were a stand-alone taxpayer.

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

Oncor's business is subject to ongoing complex governmental regulations and legislation that have impacted, and may in the future to impact, its business and/or results of operations.

Oncor's business operates in a changing market environment influenced by various state and federal legislative and regulatory initiatives regarding the energy industry. Oncor will need to continually adapt to these changes.

Oncor's business is subject to changes in state and federal laws (including PURA, the Federal Power Act, the Public Utility Regulatory Policies Act of 1978 and the Energy Policy Act of 2005), changing governmental policy and regulatory actions (including a review of a change in control of Oncor in connection with resolution of the EFH Bankruptcy Proceedings by the PUCT, and also including generally by the NERC, the TRE, the TCEQ, the FERC and the EPA) and the rules, guidelines and protocols of ERCOT with respect to matters including, but not limited to, market structure and design, construction and operation of transmission and distribution facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of costs and investments, return on invested capital and environmental matters. Changes in, revisions to, or reinterpretations of existing laws and regulations and other regulatory actions may have a material effect on Oncor's business and it could be exposed to increased costs to comply with the more stringent requirements or new interpretations and to potential liability for customer refunds, penalties or other amounts. If it is determined that Oncor did not comply with applicable statutes, regulations, rules, tariffs or orders and it is ordered to pay a material amount in customer refunds, penalties or other amounts, its financial condition, results of operations, and cash flows would be materially affected.

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

A breach of cyber/data security measures that impairs Oncor's information technology infrastructure could disrupt normal business operations and affect its ability to control its transmission and distribution assets, access customer information and limit communication with third parties. While Oncor has controls in place designed to protect its information technology infrastructure and has not had any significant breaches to date, any loss of confidential or proprietary data through a breach could adversely affect Oncor's reputation, expose it to material legal and regulatory claims, impair its ability to execute on business strategies and/or materially affect its results of operations, liquidity and financial condition.

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

Oncor's access to capital markets and its cost of debt could be directly affected by its credit ratings. Any adverse action with respect to Oncor's credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. Oncor's credit ratings are currently substantially higher than those of EFH Corp. and EFIH. If credit rating agencies were to change their views on Oncor's independence from EFH Corp., Oncor's credit ratings would likely decline. Despite the ring-fencing measures, rating agencies have in the past taken, and could in the future take, an adverse action with respect to Oncor's credit ratings in response to financing and liability management activities by, or restructuring transactions involving EFH Corp. and other members of the Texas Holdings Group. Further, it is unclear how the progress of the Chapter 11 Cases and the consummation of the EFH Acquisition and change in ownership of Oncor proposed in such proceedings may affect Oncor's credit ratings. In the event any action in connection with the EFH Bankruptcy Proceedings causes Oncor's borrowing costs to increase, Oncor may not be able to recover such increased costs if they exceed the PUCT-approved cost of debt determined in its most recent rate review or subsequent rate reviews.

Most of Oncor's large suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions with Oncor. If its credit ratings decline, the costs to operate Oncor's business could increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with Oncor.

Oncor is subject to mandatory reliability standards and periodic audits of its compliance with those standards. Efforts to comply with those standards could subject Oncor to higher operating costs and/or increased capital expenditures, and non-compliance with applicable standards could subject Oncor to penalties that could have a material effect on its business.

The FERC has approved the delegation by NERC of compliance and enforcement authority for reliability in the ERCOT region to the TRE. To maintain compliance with the mandatory reliability standards, Oncor may be subjected to higher operating costs and/or increased capital expenditures. While Oncor expects to recover costs and expenditures from customers through regulated rates, there can be no assurance that the PUCT will approve full recovery of such costs or the timing of any such recovery. In addition, if Oncor were to be found in noncompliance with applicable reliability standards, it could be subject to sanctions, including monetary penalties. Under the Energy Policy Act of 2005, FERC can impose penalties (up to $1 million per day per violation) for failure to comply with reliability standards, which would not be recoverable from customers through regulated rates. Oncor has four registrations with NERC – as a transmission planner, a transmission owner, a transmission operator and a distribution provider. As a registered entity, Oncor is subject to periodic audits by the TRE of its compliance with reliability standards. These audits will occur as designated by the TRE at a minimum of every three years. Oncor cannot predict the outcome of any such audits.

Oncor's revenues are concentrated in a small number of customers, including TCEH, and any delay or default in payment could adversely affect its cash flows, financial condition and results of operations.

Oncor's revenues from the distribution of electricity are collected from approximately 80 REPs (including TXU Energy, a subsidiary of TCEH) and certain electric cooperatives in Oncor's certificated service area, that sell the electricity Oncor distributes to consumers. Revenues from services provided to TCEH represented 25% of Oncor's total reported consolidated revenues for the year ended December 31, 2015. Revenues from services provided to REP subsidiaries of a non-affiliated entity collectively represented 17% of Oncor's total reported consolidated revenues for the year ended December 31, 2015. Adverse economic conditions, structural problems in the market served by ERCOT, the EFH Bankruptcy Proceedings involving TCEH or the financial difficulties of other REPs could impair the ability of these REPs to pay for Oncor's services or could cause them to delay such payments. Oncor depends on these REPs to timely remit these revenues. Oncor could experience delays or defaults in payment from these REPs, which could adversely affect Oncor's cash flows, financial condition and results of operations. Due to commitments made to the PUCT in connection with the Merger, Oncor will not be allowed to recover bad debt expense, or certain other costs and expenses, from rate payers in the event of a default or bankruptcy by an affiliate REP.

In the future, Oncor could have liquidity needs that could be difficult to satisfy under some circumstances, especially in uncertain financial market conditions.

Oncor's operations are capital intensive. Oncor relies on access to financial markets and its revolving credit facility as a significant source of liquidity for capital requirements, including maturities of long-term debt, not satisfied by cash-on-hand or operating cash flows. The inability to raise capital on favorable terms or access liquidity facilities, particularly during times of uncertainty, could adversely impact Oncor's ability to sustain and grow its business and would likely increase capital costs that may not be recoverable through rates. Oncor's access to the financial markets and its revolving credit facility, and the pricing and terms Oncor receives in the financial markets, could be adversely impacted by various factors, such as:

•	changes in financial markets that reduce available credit or the ability to obtain or renew liquidity facilities on acceptable terms;

•	economic weakness in the ERCOT market;

•	changes in interest rates;

•	a deterioration of Oncor's credit worthiness or a reduction in its credit ratings;

•	a deterioration of the credit or insolvency or financial distress of one or more lenders under Oncor's revolving credit facility that affects the ability of the lender(s) to make loans to Oncor;

•
any impacts on Oncor as a result of the Chapter 11 Cases and the consummation of the EFH Acquisition and change in indirect ownership of Oncor proposed in such proceedings, including impacts that may lead to a deterioration of Oncor's credit or a reduction in Oncor's credit ratings;

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

Oncor's primary source of liquidity aside from operating cash flows is its ability to borrow under its revolving credit facility. The revolving credit facility contains a debt-to-capital ratio covenant that effectively limits Oncor's ability to incur indebtedness in the future. At December 31, 2015, Oncor was in compliance with such covenant. The revolving credit facility and the senior notes and debentures issued by Oncor are secured by the Deed of Trust, which permits Oncor to secure other indebtedness with the lien of the Deed of Trust up to the aggregate of (i) the amount of available bond credits, and (ii) 85% of the lower of the fair value or cost of certain property additions that could be certified to the Deed of Trust collateral agent. At December 31, 2015, the available bond credits were approximately $2.577 billion and the amount of future debt Oncor could secure with property additions, subject to those property additions being certified to the Deed of Trust collateral agent, was $1.261 billion. In connection with the Merger, Oncor committed to the PUCT that it would maintain a regulatory capital structure at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At December 31, 2015, Oncor's regulatory capitalization ratio was 59.8% debt and 40.2% equity. Oncor's ability to incur additional long-term debt will be limited by its regulatory capital structure.

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

If EFH Corp. is unable to make contributions to the EFH qualified retirement plan (the plan) assets while it is a member of Oncor's controlled group within the meaning of ERISA, Oncor could be liable under ERISA for such contributions as well as any unfunded plan liability that EFH Corp. is unable to pay. EFH Corp.'s portion of the plan's unfunded pension liability is $22 million at December 31, 2015. Funding for the plan is expected to total approximately $12 million in the 2016 to 2020 period, of which Oncor is expected to fund zero.

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

Insurance, warranties or performance guarantees may not cover all or any of the lost revenues or increased expenses that could result from the risks discussed above. Likewise, Oncor's ability to obtain insurance, and the cost of and coverage provided by such insurance could be affected by events outside Oncor's control.

Changes in technology or increased electricity conservation efforts may reduce the value of Oncor's electricity delivery facilities and may significantly impact Oncor's business in other ways as well.

Research and development activities are ongoing to improve existing and alternative technologies to produce and store electricity, including fuel cells, batteries, microturbines, photovoltaic (solar) cells and concentrated solar thermal devices and batteries. It is possible that advances in these or other technologies will reduce the costs of electricity transmission, distribution and storage from these technologies to a level that will enable these technologies to compete effectively with traditional transmission and distribution assets.

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

Oncor relies on suppliers and service providers to provide it with certain specialized materials and services, including materials and services for power line maintenance, repair and construction, its advanced metering system, information technology and customer operations. The financial condition of Oncor's suppliers and service providers may be adversely affected by general economic conditions. Because many of the tasks of these suppliers and service providers require specialized electric industry knowledge and equipment, if any of these parties fail to perform, or go out of business, Oncor may not be able to transition to substitute suppliers or service providers in a timely manner. This could delay Oncor's construction and improvement projects, increase its costs and disrupt its operations, which could negatively impact its business and reputation. In addition, Oncor could be subject to fines or penalties in the event a delay resulted in a violation of a PUCT or other regulatory order.

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

From time to time, EFIH may be involved in various legal and administrative proceedings in the normal course of business, the ultimate resolutions of which, in the opinion of management, should not have a material effect on its results of operations, liquidity or financial condition. See Note 10 to the Financial Statements for discussion of make-whole claim litigation.

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

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
SELECTED CONSOLIDATED FINANCIAL DATA
(millions of dollars, except ratios)

	At December 31,
	2015	2014	2013	2012	2011
Total assets	$6,416	$7,236	$6,252	$7,023	$9,517
Capitalization
Borrowings under debtor-in-possession credit facility (a)	$5,400	$5,400	$—	$—	$—
Debt (b)	—	—	7,877	6,954	3,436
Prepetition notes reported as liabilities subject to compromise (b) (c)	3,273	3,876	—	—	—
Membership interests	(2,418)	(2,203)	(1,822)	(179)	5,805
Total	$6,255	$7,073	$6,055	$6,775	$9,241
Capitalization ratios
Borrowings under debtor-in-possession credit facility	86.4%	76.3%	—%	—%	—%
Debt (b)	—%	—%	130.1%	102.6%	37.2%
Prepetition notes reported as liabilities subject to compromise (b) (c)	52.3%	54.8%	—%	—%	—%
Membership interests	(38.7)%	(31.1)%	(30.1)%	(2.6)%	62.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

	Year Ended December 31,
	2015	2014	2013	2012	2011
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	$(721)	$(858)	$(606)	$72	$204
Equity in earnings of unconsolidated subsidiary (net of tax)	$334	$349	$335	$270	$286
Net income (loss)	$(299)	$(354)	$(102)	$315	$417
Ratio of earnings to fixed charges (d)	—	—	—	1.42	1.92
____________

(a)	Borrowings under the debtor-in-possession credit facility are classified as due currently as of December 31, 2015 and as noncurrent as of December 31, 2014.

(b)	Includes push down of certain EFH Corp. (parent) debt due to EFIH's guarantee of the debt (see Note 9 to the Financial Statements).

(c)	Includes both unsecured and secured obligations incurred prior to the Petition Date, and includes $33 million of deferred debt issuance costs as of December 31, 2014.

(d)	Fixed charges exceeded earnings by $399 million, $656 million and $393 million for years ended December 31, 2015, 2014 and 2013, respectively.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015:
Loss before income taxes and equity in earnings of unconsolidated subsidiary (a)	$(412)	$(142)	$(162)	$(5)
Equity in earnings of unconsolidated subsidiary (net of tax)	$75	$75	$127	$57
Net income (loss) (a)	$(272)	$(7)	$45	$(65)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014:
Loss before income taxes and equity in earnings of unconsolidated subsidiary (a)	$(286)	$(482)	$(79)	$(11)
Equity in earnings of unconsolidated subsidiary (net of tax)	$80	$72	$123	$74
Net income (loss) (a)	$(134)	$(292)	$69	$3
____________

(a)	For the years ended December 31, 2015 and 2014, EFIH fully reserved income tax receivables from EFH Corp. in the amounts of $173 and $125 million (see Note 4 to the Financial Statements).

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of EFIH's financial condition and results of operations for the years ended December 31, 2015, 2014 and 2013 should be read in conjunction with Item 6 - Selected Consolidated Financial Data and its audited consolidated financial statements and the notes to those statements. Comparisons of year-over-year results are impacted by the effects of the Chapter 11 Cases and the application of Financial Accounting Standards Board Accounting Standards Codification (ASC) 852, Reorganizations.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFIH, a direct, wholly owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company whose wholly owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell electricity to residential, business and other consumers in Texas. Revenues from services provided to TCEH represented 25% of Oncor's total reported consolidated revenues for both the years ended December 31, 2015 and 2014. EFIH has no reportable business segments. See Notes 1 and 3 to the Financial Statements for a discussion of the reporting of EFIH's investment in Oncor Holdings as an equity method investment and a description of the ring-fencing measures implemented with respect to Oncor Holdings and Oncor. These measures were put in place to mitigate Oncor's and Oncor Holdings' exposure to the Texas Holdings Group with the intent to minimize the risk that a court would order any of the assets and liabilities of the Oncor Ring-Fenced Entities to be substantively consolidated with those of any member of the Texas Holdings Group in the event any such member were to become a debtor in a bankruptcy case. Consistent with these ring-fencing measures, the assets and liabilities of the Oncor Ring-Fenced Entities have not been, and are not expected to be, substantively consolidated with the assets and liabilities of the Debtors in the Chapter 11 Cases.

Significant Activities and Events and Items Influencing Future Performance

Filing under Chapter 11 of the United States Bankruptcy Code — On April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities (the Debtors) filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). During the pendency of the Bankruptcy Filing (Chapter 11 Cases), the Debtors have operated and will continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

For additional discussion of the Bankruptcy Filing and its effects, see Note 2 to the Financial Statements and Item 1A, Risk Factors – Risks Related to the Chapter 11 Cases.

Confirmation of the Plan of Reorganization — In September 2015, the Debtors filed the Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. The Disclosure Statement was approved by the Bankruptcy Court in September 2015. In October 2015, the Debtors filed the Plan Supplement. In October 2015, the Plan of Reorganization was approved by the required creditors, and in December 2015, the Plan of Reorganization was confirmed by the Bankruptcy Court.

Amended and Restated Settlement Agreement — In December 2015, the Settling Parties entered into the Amended and Restated Settlement Agreement, which was approved by the Bankruptcy Court in December 2015.

Extension of the DIP Facility — In January 2016, the EFIH Debtors paid a $13.5 million extension fee and extended the maturity date of the EFIH DIP Facility to the earlier of (a) December 2016 or (b) the effective date of any reorganization plan of EFIH. The terms of the facility were otherwise unchanged by the extension. See Note 8 to the Financial Statements for discussion of the DIP Facility.

Repayment of EFIH Second Lien Notes — In March 2015, with the approval of the Bankruptcy Court, EFIH repaid (Repayment) $735 million, including interest at contractual rates, in amounts outstanding under EFIH's pre-petition 11.00% Fixed Senior Secured Second Lien Notes due October 1, 2021 (11.00% Notes) and 11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022 (11.75% Notes) and $15 million in certain fees and expenses of the trustee for such notes. The Repayment resulted in an $84 million reduction in the principal amount of the 11.00% Notes, a $361 million reduction in the principal amount of the 11.75% Notes and the payment of $235 million and $55 million of accrued and unpaid post-petition and pre-petition interest, respectively, at contractual rates. The Repayment required the requisite consent of the lenders under the DIP Facility. EFIH received such consent from approximately 97% of the lenders under the DIP Facility and paid an aggregate consent fee equal to approximately $13 million. As a result of the Repayment, as of the date hereof, the principal amount outstanding on the 11.00% Notes and 11.75% Notes are $322 million and $1.389 billion, respectively.

EFIH First Lien Notes Settlement — See Note 8 to the Financial Statements for discussion of the incurrence of the DIP Facility and the use of certain proceeds to settle the EFIH First Lien Notes.

Oncor Matters with the PUCT — Change in Control Review (PUCT Docket No. 45188) — In connection with the EFH Acquisition contemplated by the Plan of Reorganization, in September 2015 Oncor and the Purchasers in the EFH Acquisition filed a joint report and application for regulatory approvals pursuant to PURA. See Note 2 to the Financial Statements for further discussion regarding the EFH Acquisition and the Plan of Reorganization.

2008 Rate Review Filing (PUCT Docket No. 35717) — In August 2009, the PUCT issued a final order with respect to Oncor's June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007, and new rates were implemented in September 2009. Oncor and four other parties appealed various portions of the rate review final order to a state district court. In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT's disallowance of certain franchise fees and the PUCT's decision that PURA no longer requires imposition of a rate discount for state colleges and universities. Oncor filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues it appealed to the district court and did not prevail upon, as well as the district court's decision to reverse the PUCT with respect to discounts for state colleges and universities. In August 2014, the Austin Court of Appeals reversed the district court and affirmed the PUCT with respect to the PUCT's disallowance of certain franchise fees and the PUCT's decision that PURA no longer requires imposition of a rate discount for state colleges and universities. The Austin Court of Appeals also reversed the PUCT and district court's rejection of a proposed consolidated tax savings adjustment arising out of EFH Corp.'s ability to offset Oncor's taxable income against losses from other investments and remanded the issue to the PUCT to determine the amount of the consolidated tax savings adjustment. Oncor filed a motion on rehearing with the Austin Court of Appeals with respect to certain appeal issues on which Oncor was not successful, including the consolidated tax savings adjustment. In December 2014, the Austin Court of Appeals issued its opinion, clarifying that it was rendering judgment on the rate discount for state colleges and universities issue (affirming that PURA no longer requires imposition of the rate discount) rather than remanding it to the PUCT, and dismissing the motions for rehearing regarding the franchise fee issue and the consolidated tax savings adjustment. Oncor filed a petition for review with the Texas Supreme Court in February 2015. The Texas Supreme Court requested full briefing on the merits, and the briefing period ended in January 2016. In February 2016, the Texas Supreme Court granted the petition for review and noted that the date and time of oral arguments would be set at a later date. There is no deadline for the court to act. If Oncor's appeals efforts are unsuccessful and the proposed consolidated tax savings adjustment is implemented, Oncor estimates that on remand the impact on earnings of the consolidated tax savings adjustment's value could range from zero, as originally determined by the PUCT in Docket No. 35717, to a $135 million loss (after-tax) including taxes. Interest accrues at the PUCT approved rate for over-collections, which is 0.18% for 2016. Oncor does not believe that any of the other issues ruled upon by the Austin Court of Appeals would result in a material impact to its results of operations or financial condition.

Transmission Cost Recovery and Rates — In order to reflect increases or decreases in its wholesale transmission costs, including fees it pays to other transmission service providers, PUCT rules allow Oncor to update the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs on March 1 and September 1 each year. The table below lists TCRF filings impacting Oncor's cash flows for the year ended December 31, 2015, as well as filings that will impact Oncor's cash flows for the year ended December 31, 2016.

Docket No.	Filed	Effective	Semi-Annual Billing Impact Increase (Decrease)
45406	December 2015	March 2016 – August 2016	$(64)
44771	May 2015	September 2015 – February 2016	$47
43858	December 2014	March 2015 – August 2015	$(27)
42558	May 2014	September 2014 – February 2015	$71

Transmission Interim Rate Update Applications — In order to reflect changes in its invested transmission capital, PUCT rules allow Oncor to update its transmission cost of service (TCOS) rates by filing up to two interim TCOS rate adjustments in a calendar year. TCOS revenues are collected from load serving entities benefiting from Oncor's transmission system. REPs serving customers in Oncor's service territory are billed through the TCRF mechanism discussed above while other load serving entities are billed directly. The table below lists Transmission Interim Rate Update Applications impacting Oncor's revenues for the year ended December 31, 2015, as well as filings that will impact Oncor's revenues for the year ended December 31, 2016.

Docket No.	Filed	Effective	Oncor's Annual Revenue Impact	Third-Party Wholesale Transmission	Included in TCRF
44968	July 2015	September 2015	$21	$14	$7
44363	January 2015	March 2015	$35	$23	$12
42706	July 2014	September 2014	$12	$8	$4
42267	February 2014	April 2014	$74	$47	$27

Application for 2016 Energy Efficiency Cost Recovery Factor Surcharge (PUCT Docket No. 44784) — In June 2015, Oncor filed an application with the PUCT to request approval of the energy efficiency cost recovery factor (EECRF) for 2016. PUCT rules require Oncor to make an annual EECRF filing by the first business day in June in each year for implementation on March 1 of the next calendar year. The requested 2016 EECRF was $67 million as compared to $68 million established for 2015, and would result in an average monthly charge for residential customers of $1.19 as compared to the 2015 average monthly residential charge of $1.23 per month. Average monthly charges are for a residential customer using 1,200 kilowatt-hours. In September 2015, the PUCT issued a final order approving the 2016 EECRF, which is designed to recover $61 million of Oncor's costs for the 2016 program year, a $10 million performance bonus based on Oncor's 2013 results and a $4 million decrease for over-recovery of 2014 costs.

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

The duration of the Chapter 11 Cases is difficult to estimate and ultimately could be lengthy. The effectiveness of the Plan of Reorganization is subject to the satisfaction of certain conditions (some of which are not within EFIH's control). There can be no assurance that such conditions will be satisfied, and therefore, that the effectiveness of the Plan of Reorganization will occur. If the effective date of the reorganization does not occur, it may become necessary to amend the Plan of Reorganization to provide for alternative treatment of claims and interests which may result in holders of claims and interests receiving significantly less or no value for their claims and interests in the Chapter 11 Cases. If any modifications to the Plan of Reorganization are material, it may be necessary to re-solicit votes from holders of claims and interests adversely affected by the modifications with respect to such Plan. The resulting delay could require EFIH to extend or refinance its DIP Facility and could adversely impact its liquidity. EFIH will also be required to seek approvals of certain federal and state regulators in connection with the Chapter 11 Cases, which approvals may be denied, conditioned or delayed, and certain parties may intervene and protest approval. An extended duration of the Chapter 11 Cases due to these factors could exacerbate the risks identified above and the contentiousness of the Chapter 11 Cases.

While EFIH is operating under Chapter 11, transactions outside of the ordinary course of business will be subject to the prior approval of the Bankruptcy Court, which may limit its ability to respond in a timely manner to certain events or take advantage of certain opportunities. Additionally, the terms of the DIP Facility and the Plan of Reorganization limit its ability to undertake certain business initiatives.

The Debtors (including EFIH) have engaged outside counsel and other advisors who are experts in bankruptcy matters to assist their management and other employees with legal and administrative matters related to the Chapter 11 Cases to minimize disruption to and distraction from their business operations and to help ensure that they have sufficient liquidity through the duration of the Chapter 11 Cases.

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

Push Down of Merger-Related Debt

Merger-related debt of EFH Corp. and its subsidiaries consists of debt issued or existing at the time of the Merger. Debt issued in exchange for Merger-related debt is considered Merger-related. Debt issuances are considered Merger-related debt to the extent the proceeds are used to repurchase Merger-related debt. Merger-related debt of EFH Corp. (parent) that is fully and unconditionally guaranteed on a joint and several basis by EFCH and EFIH is subject to push down in accordance with SEC Staff Accounting Bulletin Topic 5-J, and as a result, a portion of such debt and related interest expense is reflected in EFIH's financial statements. Merger-related debt of EFH Corp. held by its subsidiaries is not subject to push down. The amount reflected in EFIH's balance sheet represents 50% of the EFH Corp. Merger-related debt guaranteed by EFIH. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., EFIH records the settlement of such amounts (net of income tax) as noncash capital contributions from EFH Corp. As a result of transactions completed in January 2013, $60 million principal amount of debt remains subject to push down at both December 31, 2015 and December 31, 2014. See Note 9 to the Financial Statements.

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

See Notes 1 and 5 to the Financial Statements for discussion of income tax matters.

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

•
Reporting in a new line in the statements of consolidated income (loss) of incremental items of income or loss related to bankruptcy, such as professional fees, as well as adjustments of liabilities to their estimated allowed claim amounts and ultimately settlement amounts as a separate line item in the statements of consolidated income (loss);

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

RESULTS OF OPERATIONS

Financial Results – Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Selling, general, and administrative expenses decreased $16 million to $6 million in 2015. The 2015 amount includes $5 million in allocated shared services costs. The 2014 amount includes $15 million for legal and other professional services associated with EFIH's debt restructuring activities prior to the Petition Date, of which $4 million was allocated by EFH Corp. The 2014 amount also includes $3 million in allocated Sponsor Group management fees and $4 million in allocated shared services costs. Payments of Sponsor Group management fees and associated cost allocations were suspended beginning with the payment due December 31, 2013. See Note 12 to the Financial Statements for discussion of allocations from EFH Corp.

Other deductions increased $45 million to $173 million in 2015, primarily reflecting the recording of a larger reserve against EFIH's income tax receivable from EFH Corp. in 2015 (see Note 4 to the Financial Statements).

Interest expense and related charges increased $28 million to $469 million in 2015. The increase reflected $109 million higher interest expense on debtor-in-possession financing and $17 million in lower amortization of pre-petition debt premiums, discounts and issuance costs due to discontinuance of amortization and reclassification of such amounts to liabilities subject to compromise in 2014, partially offset by $98 million in lower interest expense on pre-petition debt due to the discontinuation of interest upon the Bankruptcy Filing.

Reorganization items totaled $73 million and $267 million in 2015 and 2014, respectively. Activity in 2015 included $111 million in legal advisory and representation services, $30 million in other professional consulting and advisory services and $28 million in fees associated with the repayment of EFIH Second Lien Notes, partially offset by $89 million related to the adjustment of expected allowed clams of pre-petition debt to remove debt issuance costs and debt premiums/discounts and $7 million in gains due to the settlement of affiliate balances and liabilities under a management agreement with EFIH's Sponsors. Activity in 2014 included $50 million in legal advisory and representation services fees, a $108 million net loss on the exchange and settlement of the EFIH First Lien Notes and $94 million in fees associated with completion of the DIP Facility. See Note 7 to the Financial Statements for additional discussion.

Income tax benefit totaled $88 million and $155 million in 2015 and 2014, respectively. Pretax amounts exclude equity in earnings of unconsolidated subsidiaries. Excluding the effect of the reserve against the income tax receivable from EFH Corp. in 2015 and 2014 (see Notes 4 and 5 to the Financial Statements) that was recorded without income tax effect and the valuation allowances recorded in 2015 and 2014, the effective tax rate was 30.4% in 2015 compared to 30.9% in 2014. The decrease in the effective income tax rate is driven primarily by higher nondeductible legal and other professional services costs related to the Chapter 11 Cases in 2015.

Equity in earnings of EFIH's Oncor Holdings unconsolidated subsidiary (net of tax) decreased $15 million to $334 million in 2015. The decrease in equity earnings of Oncor reflected higher operation and maintenance expense, depreciation and amortization, other deductions, lower energy efficiency performance bonus and property taxes, partially offset by increased revenue from higher distribution base revenues driven by growth in points of delivery, higher transmission base revenues, lower interest expense and lower income taxes. See Note 3 to the Financial Statements.

Net loss decreased $55 million to $299 million in 2015. The change was driven by a decrease in reorganization items, partially offset by an increase in the valuation allowance against the deferred tax assets.

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

Other deductions increased $18 million to $128 million in 2014, primarily reflecting the recording of a larger reserve against EFIH's income tax receivable from EFH Corp. in 2014 (see Note 4 to the Financial Statements).

Interest income – affiliates decreased $284 million to zero in 2014. The decline reflects reclassification in 2013 of mark-to-market gains on certain holdings of affiliate debt from accumulated other comprehensive income to interest income resulting from the 2013 distribution of all EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes held by EFIH. See Notes 11 and 13 to the Financial Statements.

Interest expense and related charges decreased $319 million to $441 million in 2014. The decrease reflected $479 million in lower interest expense on pre-petition debt due to the discontinuation of interest upon the Bankruptcy Filing, partially offset by $125 million in interest expense on debtor-in-possession financing and $35 million in lower amortization of pre-petition debt premiums, discounts and issuance costs due to discontinuance of amortization and reclassification of such amounts to liabilities subject to compromise

Reorganization items totaled $267 million in 2014 and included $50 million in legal advisory and representation services fees, a $108 million net loss on the exchange and settlement of the EFIH First Lien Notes and $94 million in fees associated with completion of the DIP Facility. See Note 7 to the Financial Statements for additional discussion.

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

FINANCIAL CONDITION

Operating Cash Flows

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 — Cash used in operating activities totaled $294 million in 2015 and $243 million in 2014, respectively. The increase in cash used of $51 million was primarily driven by $150 million in higher cash interest payments related to the repayment on the EFIH Second Lien Notes (see Note 6 to the Financial Statements), partially offset by $120 million in higher distribution of earnings from Oncor Holdings.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 — Cash used in operating activities totaled $243 million in 2014 and $428 million in 2013, respectively. The decrease in cash used of $185 million was primarily driven by $243 million in lower cash interest payments due to the discontinuation of interest paid on pre-petition debt (see Note 6 to the Financial Statements), partially offset by higher legal and other professional services costs.

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

Financing Cash Flows

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 and Year Ended December 31, 2013 — Cash used in financing activities totaled $509 million in 2015 compared to cash provided by financing activities of $1.158 billion and cash used of $434 million in 2014 and 2013, respectively. Activity in 2015 reflected the repayments of principal and fees including a portion of the EFIH Second Lien Notes and charging liens (see Notes 8 and 9 to the Financial Statements). Activity in 2014 reflected $3.564 billion in borrowings from the DIP Facility, partially offset by $2.312 billion in repayments of EFIH First Lien Notes and $94 million in payments for fees associated with completion of the DIP Facility. Activity in 2013 reflected a cash distribution to EFH Corp. of $680 million for the purpose of EFH Corp. repaying the balance of the TCEH Demand Notes (see discussion below of investing cash flows), partially offset by $252 million of interest received on holdings of affiliate debt.

Investing Cash Flows

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 and Year Ended December 31, 2013 — There was no cash used in or provided by investing activities in both 2015 and 2014. Cash provided by investing activities in 2013 totaled $680 million and represented a release of funds from a collateral account to pay a distribution to EFH Corp. in January 2013. The funds represented a portion of the net proceeds from the issuance of EFIH Notes in 2012 that were placed in escrow at that time.

Available Liquidity — The decrease in available liquidity of $803 million in the year ended December 31, 2015 was primarily driven by the EFIH Second Lien Note repayment totaling $750 million (see Note 9 to the Financial Statements). The decrease also reflected $126 million of cash used to pay for reorganization expense in 2015, partially offset by $322 million from the distribution of earnings from Oncor Holdings. See discussion of cash flows above.

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

The Bankruptcy Court approved final orders in June 2014 authorizing the DIP Facility (see Note 8 to the Financial Statements). The DIP Facility provides for up to $5.4 billion in senior secured, super-priority financing.

EFIH believes that the DIP facility, plus cash distributions received from Oncor Holdings, will be sufficient to fund its anticipated cash requirements through at least the maturity date of the DIP facility. As a result of the Chapter 11 Cases, EFIH does not expect to receive further interest payments on affiliate debt securities it holds.

Debt Capacity — The DIP Facility permits, subject to certain terms, conditions and limitations, EFIH to incur incremental junior lien subordinated debt in an aggregate amount not to exceed $3 billion.

Distributions of Earnings from Oncor Holdings and Related Considerations — Oncor Holdings' distributions of earnings to EFIH totaled $322 million, $202 million and $213 million for the years ended December 31, 2015, 2014 and 2013, respectively. In February 2016, EFIH received a distribution totaling $40 million from Oncor Holdings. See Note 3 to the Financial Statements for discussion of limitations on amounts Oncor can distribute to its members.

Debt Activity — Debt activities during the year ended December 31, 2015 are related to repayment of principal and interest amounts, and exclude amounts related to debt discount, financing and reacquisition expenses. Settlements in 2015 include $445 million in cash payments and $36 million in charging lien advances, both related to pre-petition debt as approved by the Bankruptcy Court (see Note 9 to the Financial Statements).

Income Tax Matters — EFH Corp. and certain of its subsidiaries (including EFCH, EFIH, and TCEH, but not including Oncor Holdings and Oncor) are parties to a Federal and State Income Tax Allocation Agreement, which provides, among other things, that any corporate member or disregarded entity in the EFH Corp. group is required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. The Plan of Reorganization provides that the Debtors will reject this agreement at the effective time of the Plan of Reorganization. Under the terms of the Settlement Agreement, no further cash payments among the Debtors will be made in respect of federal income taxes. However, solely for accounting purposes, the EFH Corp. group continues to allocate federal income taxes among the entities that are parties to the Federal and State Income Tax Allocation Agreement. The Settlement Agreement did not alter the allocation and payment for state income taxes, which will continue to be settled.

EFH Corp., Oncor Holdings, Oncor and Oncor's third-party minority investor are parties to a separate Federal and State Income Tax Allocation Agreement, which governs the computation of federal income tax liability among such parties, and similarly provides, among other things, that each of Oncor Holdings and Oncor will pay EFH Corp. its share of an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. The Settlement Agreement had no impact on the tax sharing agreement among EFH Corp., Oncor Holdings and Oncor.

See Note 12 to the Financial Statements for discussion of income tax payments to and from EFH Corp.

Capitalization — At December 31, 2015, EFIH's capitalization ratios consisted of 138.7% borrowings under debtor-in-possession credit facility (classified as due currently) and pre-petition notes reported as liabilities subject to compromise and (38.7)% membership interests. At December 31, 2014, EFIH's capitalization ratios consisted of 131.1% borrowings under debtor-in-possession credit facility and pre-petition notes reported as liabilities subject to compromise and (31.1)% membership interests.

Financial Covenants — The Bankruptcy Filing constituted an event of default and automatic acceleration under the agreements governing the pre-petition debt of the EFIH Debtors. The creditors are, however, stayed from taking any action against the EFIH Debtors as a result of such defaults and accelerations under the Bankruptcy Code.

The DIP Facility includes a minimum liquidity covenant pursuant to which EFIH cannot allow unrestricted cash (as defined in the DIP Facility) to be less than $150 million. EFIH is in compliance with this covenant.

See Note 8 to the Financial Statements for discussion of other covenants related to the DIP Facility.

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

Contractual Obligations and Commitments — The following table summarizes EFIH's contractual cash obligations at December 31, 2015 (see Note 8 to the Financial Statements for additional disclosures regarding these debt obligations). Pre-petition liabilities subject to compromise (i.e., obligations incurred or accrued prior to the Bankruptcy Filing) are being administered by the Bankruptcy Court and are excluded from the table below due to the uncertainty related to when those obligations will mature.

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Debt – principal (a)	$5,400	$—	$—	$—	$5,400
Debt – interest	225	—	—	—	225
Total contractual cash obligations	$5,625	$—	$—	$—	$5,625
_____________

(a)	Consists of borrowings under the DIP Facility.

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

Interest Rate Risk

Market risk is the risk that in the ordinary course of business that EFIH may experience a loss in value as a result of changes in market conditions that affect economic factors such as interest rates. EFIH's debt at December 31, 2015 and 2014 consists of debtor-in-possession financing. Pre-petition obligations (i.e., obligation incurred or accrued prior to the Bankruptcy Filing) are being administered by the Bankruptcy Court and are excluded from the table below due to the uncertainty related to when those obligations will mature. See Note 8 to the Financial Statements for further discussion of these financial instruments.

	2015 Total Carrying Amount	2015 Total Fair Value	2014 Total Carrying Amount	2014 Total Fair Value
	(millions of dollars, except percentages)
Debt amounts:
Borrowings under debtor-in-possession credit facility	$5,400	$5,393	$5,400	$5,400
Average interest rate (a)	4.25%		4.25%
Total Debt	$5,400	$5,393	$5,400	$5,400
_____________

(a)	The weighted average interest rate presented is based on the rate in effect at December 31, 2015.

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

At December 31, 2015, Oncor's exposure to credit risk associated with accounts receivable from nonaffiliate customers totaled $391 million. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $3 million at December 31, 2015. The nonaffiliate exposure includes trade accounts receivable from REPs totaling $290 million, which are almost entirely noninvestment grade. At December 31, 2015, REP subsidiaries of one nonaffiliated entity represented approximately 13% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure. Oncor views its exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default would have a material effect on cash flows.
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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by EFIH contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including such matters as activities related to EFIH's bankruptcy, financial or operational projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of facilities, market and industry developments and the growth of EFIH's business and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although EFIH believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, Risk Factors and the discussion under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this report and the following important factors, among others, that could cause EFIH's actual results to differ materially from those projected in such forward-looking statements:

•
The Debtors (including the EFIH Debtors) ability to satisfy the terms and conditions set forth in, and to receive the required approvals required under, the Plan of Reorganization, the Merger and Purchase Agreement and the Plan Support Agreement;

•	the breach by one or more of EFIH's counterparties under the Merger and Purchase Agreement and/or the Plan Support Agreement;

•
the effectiveness of the overall restructuring activities pursuant to the Chapter 11 Cases, including the Plan of Reorganization, and any additional strategies EFIH employs to address its liquidity and capital resources;

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

•	the duration and related costs of the Chapter 11 Cases;

•	the actions and decisions of regulatory authorities relative to the Plan of Reorganization;

•	restrictions on EFIH's activities due to the terms of its debt agreements, including the DIP Facility, and restrictions imposed by the Bankruptcy Court;

•	EFIH's ability to obtain any required regulatory consent necessary to implement any Chapter 11 plan of reorganization;

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of Energy Future Intermediate Holding Company LLC (Debtor-in-Possession)
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Energy Future Intermediate Holding Company LLC (a direct subsidiary of Energy Future Holdings Corp. ("EFH Corp.")) and subsidiaries (Debtor-in-Possession) (“EFIH”) as of December 31, 2015 and 2014, and the related statements of consolidated income (loss), comprehensive income (loss), cash flows and membership interests for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of EFIH's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Energy Future Intermediate Holding Company LLC and subsidiaries (Debtor-in-Possession) as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on April 29, 2014 Energy Future Holdings Corp. and the substantial majority of its direct and indirect subsidiaries (including Energy Future Intermediate Holding Company LLC), excluding Oncor Electric Delivery Holdings Company LLC and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to membership interest accounts, the effect of any changes that may be made in the capitalization of EFIH; or (4) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements for the years ended December 31, 2015 and 2014 have been prepared assuming that EFIH will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, EFIH’s ability to continue as a going concern is contingent upon its ability to comply with the financial and other covenants contained in the DIP Facility described in Note 8, its ability to obtain new debtor in possession financing in the event the DIP Facility was to expire during the pendency of the Chapter 11 Cases, its ability to complete a Chapter 11 plan of reorganization in a timely manner, including obtaining applicable regulatory approvals required for such plan, and its ability to obtain any exit financing needed to implement such plan, among other factors. These circumstances and uncertainties inherent in the bankruptcy proceedings raise substantial doubt about EFIH’s ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include adjustments that might result from the outcome of these uncertainties.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EFIH's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on EFIH's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 29, 2016

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
STATEMENTS OF CONSOLIDATED INCOME (LOSS)

	Year Ended December 31,
	2015	2014	2013
	(millions of dollars)
Selling, general and administrative expenses	$(6)	$(22)	$(20)
Other deductions — (Note 4)	(173)	(128)	(110)
Interest income — affiliates (Note 13)	—	—	284
Interest expense and related charges (Note 6)	(469)	(441)	(760)
Reorganization items (Note 7)	(73)	(267)	—
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	(721)	(858)	(606)
Income tax benefit (expense) (Note 5)	88	155	169
Equity in earnings of unconsolidated subsidiary (net of tax) (Note 3)	334	349	335
Net income (loss)	$(299)	$(354)	$(102)

See Notes to the Financial Statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2015	2014	2013
	(millions of dollars)
Net income (loss)	$(299)	$(354)	$(102)
Other comprehensive income (loss) — net of tax effects:
Reclassification to interest income of mark-to-market valuations of holdings of affiliate debt (net of tax expense of $—, $— and $99) (Note 11)	—	—	(185)
Net effects related to Oncor — reported in equity in earnings of unconsolidated subsidiaries (net of tax)	(5)	(47)	(14)
Total other comprehensive income (loss)	(5)	(47)	(199)
Comprehensive income (loss)	$(304)	$(401)	$(301)

See Notes to the Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(millions of dollars)
Cash flows — operating activities:
Net income (loss)	$(299)	$(354)	$(102)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Equity in earnings of unconsolidated subsidiary	(334)	(349)	(335)
Distributions of earnings from unconsolidated subsidiary (Note 3)	322	202	213
Deferred income taxes, net	—	(51)	(55)
Adjustments for allowed claims related to LSTC	(96)	—	—
Fees paid on EFIH Second Lien Notes repayment and the DIP Facility (Notes 6 and 7) (reported as financing activities)	28	94	—
Interest expense on toggle notes payable in additional principal (Notes 6 and 9)	—	65	176
Reserve recorded for income tax receivable from EFH Corp. (Note 4)	173	125	110
Loss on exchange and settlement of EFIH First Lien Notes (Notes 7 and 9)	—	108	—
Amortization of debt related balances (Note 6)	—	(17)	(52)
Mark-to-market gain reclassified from accumulated other comprehensive income (Note 11)	—	—	(284)
Other, net	5	4	6
Changes in operating assets and liabilities:
Pre-petition interest related to debt repayments (Notes 8 and 9 )	(57)	(128)	—
Assets	—	(2)	(4)
Accrued interest	—	144	2
Other liabilities (primarily accrued taxes)	(36)	(84)	(103)
Cash used in operating activities	(294)	(243)	(428)
Cash flows — financing activities:
Proceeds from the DIP Facility before fees paid (Note 8)	—	3,564	—
Fees paid on EFIH Second Lien Notes repayment and the DIP Facility (Note 7)	(28)	(94)	—
Repayments/repurchases of debt (Note 8 and 9)	(481)	(2,312)	—
Interest received on holdings of affiliate debt (Note 11)	—	—	252
Distributions to EFH Corp. (Note 11)	—	—	(680)
Other, net	—	—	(6)
Cash provided by (used in) financing activities	(509)	1,158	(434)
Cash flows — investing activities:
Restricted cash related to debt issuance (Note 11)	—	—	680
Cash provided by investing activities	—	—	680
Net change in cash and cash equivalents	(803)	915	(182)
Cash and cash equivalents — beginning balance	1,157	242	424
Cash and cash equivalents — ending balance	$354	$1,157	$242
See Notes to the Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS	(millions of dollars)
Current assets:
Cash and cash equivalents	$354	$1,157
Receivables from affiliates	2	—
Other current assets	1	3
Total current assets	357	1,160
Investment in Oncor Holdings (Note 3)	6,059	6,050
Accumulated deferred income taxes (Note 5)	—	26
Total assets	$6,416	$7,236
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Borrowings under debtor-in-possession credit facility (Note 8)	$5,400	$—
Trade accounts and other payables to affiliates	5	6
Accumulated deferred income taxes (Note 5)	—	26
Income taxes payable to EFH Corp. (Note 10)	1	—
Accrued interest	1	1
Other current liabilities	73	18
Total current liabilities	5,480	51
Borrowings under debtor-in-possession credit facility (Note 8)	—	5,400
Liabilities subject to compromise (Note 9)	3,354	3,988
Total liabilities	8,834	9,439
Commitments and Contingencies (Note 10)
Membership interests (Note 11):
Capital account	(2,327)	(1,482)
Affiliate debt held by EFIH (Note 11)	—	(635)
Accumulated other comprehensive income (loss)	(91)	(86)
Total membership interests	(2,418)	(2,203)
Total liabilities and membership interests	$6,416	$7,236

See Notes to the Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS

	Year Ended December 31,
	2015	2014	2013
	(millions of dollars)
Capital account:
Balance at beginning of period	$(1,482)	$(1,148)	$5,049
Net income (loss)	(299)	(354)	(102)
Settlement of affiliate debt held by EFIH (Note11)	(635)	—	—
Cash distributions to EFH Corp. (Note 11)	—	—	(680)
Distribution to EFH Corp. of debt held as investment (Note 11)	—	—	(5,778)
Income tax on interest received on holdings of affiliate debt	—	—	(88)
Effect of debt push-down from EFH Corp.	85	21	438
Income tax adjustment related to AMT utilization	3	—	—
Other	1	(1)	13
Balance at end of period	(2,327)	(1,482)	(1,148)
Affiliate debt held by EFIH:
Balance at beginning of period	(635)	(635)	(5,388)
Settlement of affiliate debt held by EFIH (Note 11)	635	—	—
EFH Corp. debt distributed to EFH Corp. ($5.125 billion principal amount)	—	—	4,524
Net affiliate debt received in debt exchanges ($31 million principal amount)	—	—	(23)
Interest received on holdings of affiliate debt	—	—	252
Balance at end of period	—	(635)	(635)
Accumulated other comprehensive income (loss), net of tax effects:
Balance at beginning of period	(86)	(39)	160
Recognition in interest income of mark-to-market valuations of investments in affiliate debt upon distribution to EFH Corp.	—	—	(185)
Unrecognized gains (losses) related to pension and other retirement benefit plans assumed by Oncor	(6)	(49)	(16)
Net effects related to Oncor	1	2	2
Balance at end of period	(91)	(86)	(39)
Total membership interests at end of period	$(2,418)	$(2,203)	$(1,822)

See Notes to the Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Chapter 11 Cases

On April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities (collectively, the Debtors), filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). In September 2015, the Debtors filed the Fifth Plan of Reorganization (which was amended by the Sixth Plan of Reorganization in November 2015) and the Disclosure Statement. The Disclosure Statement was approved by the Bankruptcy Court in September 2015.

Following the approval of the Disclosure Statement by the Bankruptcy Court, the Debtors solicited the vote of their required creditors for approval of the Plan of Reorganization. In October 2015, the required creditors voted to approve the Plan of Reorganization. The Bankruptcy Court confirmed the Plan of Reorganization in December 2015. See Note 2 for further discussion regarding the Chapter 11 Cases, the Plan of Reorganization and the Disclosure Statement.

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

Income Taxes

EFH Corp. files a consolidated US federal income tax return that includes the results of EFCH, EFIH, Oncor Holdings and TCEH. Oncor is a partnership for US federal income tax purposes and is not a corporate member of the EFH Corp. consolidated group. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities as required under accounting rules. See Note 5.

Investment in Affiliate Debt

The amounts of affiliate debt held by EFIH were eliminated as a result of the Settlement Agreement approved by the Bankruptcy Court in December 2015. Investments in affiliate debt were classified as a reduction of membership interests effective December 31, 2012 (see Note 11).

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

Push-Down of EFH Corp. Debt

In accordance with SEC Staff Accounting Bulletin (SAB) Topic 5-J, EFIH reflects amounts of certain EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes on its consolidating balance sheet and the related interest expense in its statements of consolidated income/(loss). The amounts reflected on EFIH's balance sheet were calculated based upon the relative equity investment of EFCH and EFIH in their respective operating subsidiaries at the time of the Merger (see Note 9).

Changes in Accounting Standards

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations. The ASU states that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity's operations and financial results when the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, is disposed of by sale, or is disposed of other than by sale. The amendments in this ASU also require additional disclosures about discontinued operations. ASU 2014-08 was effective for the Company for the first quarter of 2015. This new requirement is relevant to EFIH's presentation of the equity method investment in Oncor. The new guidance eliminated a scope exception previously applicable to equity method investments, resulting in the requirement of further analysis of the presentation of the Oncor equity method investment. Based on EFIH's analysis, ASU 2014-08 will not materially affect its results of operations, financial position, or cash flows, unless a sale of its Oncor investment is approved by each of the Bankruptcy Court and all of the other regulatory entities with approval authority (see Note 2), at which time presentation as discontinued operations may be appropriate.

In April 2015, the FASB issued Accounting Standards Update 2015-03 (ASU 2015-03), Simplifying Balance Sheet Presentation by Presenting Debt Issuance Costs as a Deduction from Recognized Debt Liability. The ASU is effective for annual reporting periods, including interim reporting periods, beginning after December 15, 2015. The new standard requires debt issuance costs to be classified as reductions to the face value of the related debt. EFIH does not expect ASU 2015-03 to materially affect its financial position until it issues new debt. In August 2015, the FASB issued Accounting Standards Update 2015-15 (ASU 2015-15), Interest-Imputation of Interest (Topic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements. ASU 2015-15 provides guidance on the presentation of debt issuance costs associated with line-of-credit arrangements and allows an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit.

In November 2015, the FASB issued Accounting Standards Update 2015-17 (ASU 2015-17), Balance Sheet Classification of Deferred Taxes. The ASU simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as noncurrent in a statement of financial position. EFIH early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of its net current deferred tax asset and liability to the net noncurrent deferred tax asset and liability in its consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

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

Plan of Reorganization

A Chapter 11 plan of reorganization, among other things, determines the rights and satisfaction of claims of various creditors and security holders of an entity operating under the protection of the Bankruptcy Court. In order for the Debtors to emerge successfully from the Chapter 11 Cases as reorganized companies, they must obtain approval from the Bankruptcy Court and certain of their respective creditors for a Chapter 11 plan of reorganization. In September 2015, the Debtors filed the Plan of Reorganization and the Disclosure Statement. The Disclosure Statement was approved by the Bankruptcy Court in September 2015. In October 2015, the Debtors filed the Plan Supplement. In October 2015, the Plan of Reorganization was approved by the required creditors, and in December 2015, the Plan of Reorganization was confirmed by the Bankruptcy Court.

In general, the Plan of Reorganization contemplates a structure that involves a tax-free deconsolidation or tax-free spin-off of TCEH from EFH Corp. (Reorganized TCEH Spin-Off), immediately followed by the acquisition of reorganized EFH Corp. financed by existing TCEH creditors and third-party investors. Pursuant to the Plan of Reorganization and subject to certain conditions and required regulatory approvals, among other things:

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

•
in connection with the EFH Acquisition, (i) the Investor Group will raise up to approximately $12.6 billion of equity and debt financing to invest in Reorganized EFH, (ii) a successor to Reorganized EFH will be converted to a real estate investment trust (REIT) under the Internal Revenue Code and (iii) all allowed claims against the EFH Corp. Debtors and the EFIH Debtors will receive treatment rendering them unimpaired (excluding any claims derived from or based upon make-whole, applicable premium, redemption premium or other similar payment provisions, or any other alleged premiums, fees, or claims relating to the repayment of claims and certain unsecured claims for post-petition interest in excess of the federal judgment rate of interest, each of which will be disallowed under the Plan of Reorganization), and

•
the Debtors, the Sponsor Group, certain settling TCEH first lien creditors, certain settling TCEH second lien creditors, certain settling TCEH unsecured creditors and the official committee of unsecured creditors of the TCEH Debtors (collectively, the Settling Parties) agreed to settle certain disputes, claims and causes of action pursuant to the Settlement Agreement (described below).

Plan Support Agreement

In August 2015 (as amended in September 2015), each of the Debtors entered into a Plan Support Agreement (Plan Support Agreement) with various of their respective creditors, the Sponsor Group, the official committee of unsecured creditors of the TCEH Debtors and the Investor Group in order to effect an agreed upon restructuring of the Debtors pursuant to the Plan of Reorganization. Pursuant to the Plan Support Agreement, the parties agreed, subject to the terms and conditions contained in the Plan Support Agreement, to support the Debtors' Plan of Reorganization. The Bankruptcy Court approved the Debtors' entry into the Plan Support Agreement in September 2015.

Pursuant to the Plan Support Agreement, certain of the parties to the Plan Support Agreement are required to not object to or interfere with an alternative plan of reorganization even if the EFH Acquisition is not completed so long as such plan meets certain minimum conditions. All or part of the Plan Support Agreement may be terminated upon the occurrence of certain events described in the Plan Support Agreement. In addition, under the Plan Support Agreement, the supporting parties have committed to support the inclusion of releases with respect to the claims described in the Settlement Agreement (described below) in the context of an alternative plan (which would become effective when an alternative plan of reorganization becomes effective).

Settlement Agreement

The Settling Parties entered into a settlement agreement (the Settlement Agreement) in August 2015 (as amended in September 2015) to compromise and settle, among other things (a) intercompany claims among the Debtors, (b) claims and causes of actions against holders of first lien claims against TCEH and the agents and under the TCEH Senior Secured Facilities, (c) claims and causes of action against holders of interests in EFH Corp. and certain related entities and (d) claims and causes of action against each of the Debtors' current and former directors, the Sponsor Group, managers and officers and other related entities. The Settlement Agreement is expected to remain effective regardless of whether the EFH Acquisition is completed. The Bankruptcy Court approved the Settlement Agreement in December 2015.

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

The Bankruptcy Court approved the Merger and Purchase Agreement in connection with confirmation of the Plan of Reorganization in December 2015.

Rights Offering

As contemplated by the Plan of Reorganization, OV1 intends to conduct an offering of equity rights (each, a Right, and such offering, the Rights Offering) to holders of unsecured debt claims, second lien debt claims, general unsecured claims and first lien secured claims against TCEH (Rights Offering Participants) enabling the Rights Offering Participants to purchase an aggregate of $5.787 billion of common stock of OV1 (as the successor by merger of Reorganized EFH). This annual report on Form 10-K does not constitute an offer to sell, or a solicitation of an offer to purchase, the Rights.

Pursuant to a Backstop Agreement (Backstop Agreement), among certain investors named therein and their permitted assignees (Backstop Purchasers), EFH Corp., EFIH and OV1, the Backstop Purchasers have agreed to backstop $5.087 billion of Rights offered to certain of the Rights Offering Participants (Backstop).

In connection with the execution of the Merger and Purchase Agreement, each member of the Investor Group (collectively, the Equity Commitment Parties) delivered (a) an equity commitment letter (Equity Commitment Letter) in favor of EFH Corp. (including Reorganized EFH), EFIH and the Purchasers pursuant to which the Equity Commitment Parties committed to invest in one or more of the Purchasers an aggregate amount of approximately $2.513 billion (assuming the Texas Transmission Acquisition (as described below) is completed) and (b) a limited guarantee (Guarantee) in favor of EFH Corp. (including Reorganized EFH) and EFIH pursuant to which each such Equity Commitment Party committed to pay its pro rata share of all fees, costs or expenses payable by the Purchasers under the Merger and Purchase Agreement or under the Plan of Reorganization if such fees, costs or expenses become payable pursuant thereto. The aggregate liability of the Equity Commitment Parties under the Guarantee for fees and expenses is capped at $35 million.

If the Merger and Purchase Agreement, the Backstop Agreement or the Equity Commitment Letter are terminated for any reason, EFH Corp. and EFIH have waived their rights to seek any legal or equitable remedies, except in connection with the reimbursement of certain fees and expenses capped at $35 million, against the Purchasers or the Investor Group, the Backstop Purchasers or the Equity Commitment Parties, respectively. In December 2015, pursuant to the court approved Merger and Purchase Agreement and the Backstop Agreement, EFH Corp. incurred approximately $49 million in fees to the Purchasers for expenses incurred in connection with those agreements.

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

Other

Although the Plan of Reorganization has been confirmed by the Bankruptcy Court, the effective date of the Plan of Reorganization has not occurred and there are no assurances that the transactions contemplated thereby will occur because they are subject to completion of various conditions including, but not limited to, receipt of regulatory approval from the PUCT, NRC and FERC, receipt of the Private Letter Ruling from the IRS and the repayment of the DIP Facility.

Tax Matters

In June 2014, EFH Corp. filed a request with the IRS for a private letter ruling, which request has been supplemented from time to time in response to requests from the IRS for information or as required by changes in the contemplated transactions (as supplemented, the Private Letter Ruling). It is expected that, among other things, the Private Letter Ruling if obtained will provide (A) for certain rulings regarding the qualification of (i) the transfer of certain assets and ordinary course operating liabilities to a newly-formed entity wholly-owned by TCEH (Reorganized TCEH) and (ii) the distribution of the equity of Reorganized TCEH, the cash proceeds from Reorganized TCEH debt, the cash proceeds from the sale of preferred stock in a newly-formed entity, and the right to receive payments under a tax receivables agreement (if any), to holders of TCEH first lien claims and (B) certain rulings regarding the eligibility of EFH Corp. to qualify as a REIT for federal income tax purposes. The Debtors intend to continue to pursue the Private Letter Ruling to support the Plan of Reorganization.

Implications of the Chapter 11 Cases

EFIH's ability to continue as a going concern is contingent upon, among other factors, its ability to comply with the financial and other covenants contained in the DIP Facility described in Note 8, its ability to obtain new debtor in possession financing in the event the DIP Facility were to expire during the pendency of the Chapter 11 Cases as well as EFIH's ability to obtain applicable regulatory approvals required for the effectiveness of the Plan of Reorganization and its ability to obtain any exit financing needed to implement the Plan of Reorganization. These circumstances and uncertainties inherent in the bankruptcy proceedings raise substantial doubt about EFIH's ability to continue as a going concern.

Operations During the Chapter 11 Cases

In general, the Debtors have received final bankruptcy court orders with respect to first day motions and other operating motions that allow the Debtors to operate their businesses in the ordinary course. In addition, the Bankruptcy Court has issued orders approving the DIP Facility discussed in Note 8.

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

Pre-Petition Claims

Holders of the substantial majority of pre-petition claims were required to file proofs of claims by the bar date established by the Bankruptcy Court. A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases. The Bankruptcy Court established a bar date of October 27, 2014 for the substantial majority of claims. In addition, in July 2015, the Bankruptcy Court entered an order establishing December 14, 2015 as the bar date for certain asbestos claims that arose or are deemed to have arisen before the Petition Date, except for certain specifically exempt claims.

The Debtors have received approximately 41,300 filed claims since the Petition Date, including approximately 30,900 in filed asbestos claims. Most of the asbestos claims were received at or near the bar date and the Debtors are actively validating, reconciling and reviewing those claims. For all of the claims, the Debtors are in the process of reconciling those claims to the amounts listed in its schedules of assets and liabilities, which includes communications with claimants to acquire additional information required for reconciliation. As of February 29, 2016, approximately 5,500 of those claims have been settled, withdrawn or expunged. To the extent claims are reconciled and resolved, the Debtors have recorded them at the expected allowed amount. Certain claims filed or reflected in its schedules of assets and liabilities will be resolved on the effective date of the Plan of Reorganization, including certain claims filed by holders of funded debt and contract counterparties. Claims that remain unresolved or unreconciled through the filing of this report have been estimated based upon management's best estimate of the likely claim amounts that the Bankruptcy Court will ultimately allow.

In November 2014,the Debtors began the process to request the Bankruptcy Court to disallow claims that it believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. Given the substantial number of claims filed, the claims resolution process will take considerable time to complete. Differences between liability amounts recorded by the Debtors as liabilities subject to compromise and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. Differences between those final allowed claims and the liabilities recorded in the consolidated balance sheets will be recognized as reorganization items in EFIH's statements of consolidated income (loss) as they are resolved. The determination of how liabilities will ultimately be resolved cannot be made until a plan of reorganization or a court approved order related to settlement of specific liabilities becomes effective. Accordingly, the ultimate amount or resolution of such liabilities is not determinable at this time. The resolution of such claims could result in material adjustments to EFIH's financial statements.

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

The carrying value of EFIH's variable interest in Oncor Holdings totaled $6.059 billion and $6.050 billion at December 31, 2015 and 2014, respectively, and is reported as investment in Oncor Holdings in EFIH's consolidated balance sheets. EFIH's maximum exposure to loss from this investment does not exceed its carrying value.

See Note 12 for discussion of Oncor Holdings' and Oncor's transactions with EFH Corp. and its other subsidiaries.

Distributions from Oncor Holdings — Oncor Holdings' distributions of earnings to EFIH totaled $322 million, $202 million and $213 million for the years ended December 31, 2015, 2014 and 2013, respectively. Distributions may not be paid except to the extent Oncor maintains a required regulatory capital structure as discussed below. At December 31, 2015, $30 million was eligible to be distributed to Oncor's members after taking into account the regulatory capital structure limit. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the applicable board determines in good faith that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings.

Oncor's distributions are limited by its regulatory capital structure, which is required to be at or below the assumed debt-to-equity ratio established by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At December 31, 2015, Oncor's regulatory capitalization ratio was 59.8% debt and 40.2% equity. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes bonds issued by Oncor Electric Delivery Transition Bond Company LLC, which were issued in 2003 and 2004 to recover specific generation-related regulatory assets and other qualified costs. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).

EFH Corp., Oncor Holdings, Oncor and Oncor's minority investor are parties to a Federal and State Income Tax Allocation Agreement. Additional income tax amounts receivable or payable may arise in the normal course under that agreement.

Oncor Holdings Financial Statements — Condensed statements of consolidated income of Oncor Holdings and its subsidiaries for the years ended December 31, 2015, 2014 and 2013 are presented below:

	Year Ended December 31,
	2015	2014	2013
Operating revenues	$3,878	$3,822	$3,552
Operation and maintenance expenses	(1,526)	(1,453)	(1,269)
Depreciation and amortization	(863)	(851)	(814)
Taxes other than income taxes	(450)	(438)	(424)
Other income	6	13	18
Other deductions	(28)	(15)	(15)
Interest income	—	3	4
Interest expense and related charges	(333)	(353)	(371)
Income before income taxes	684	728	681
Income tax expense	(264)	(289)	(259)
Net income	420	439	422
Net income attributable to noncontrolling interests	(86)	(90)	(87)
Net income attributable to Oncor Holdings	$334	$349	$335

Assets and liabilities of Oncor Holdings at December 31, 2015 and 2014 are presented below:

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$26	$5
Restricted cash	38	56
Trade accounts receivable — net	388	407
Trade accounts and other receivables from affiliates	118	118
Income taxes receivable from EFH Corp.	107	144
Inventories	82	73
Accumulated deferred income taxes	—	10
Prepayments and other current assets	88	91
Total current assets	847	904
Restricted cash	—	16
Other investments	97	97
Property, plant and equipment — net	13,024	12,463
Goodwill	4,064	4,064
Regulatory assets — net	1,194	1,429
Other noncurrent assets	31	34
Total assets	$19,257	$19,007
LIABILITIES
Current liabilities:
Short-term borrowings	$840	$711
Long-term debt due currently	41	639
Trade accounts payable — nonaffiliates	150	202
Income taxes payable to EFH Corp.	20	24
Accrued taxes other than income	181	174
Accrued interest	82	93
Other current liabilities	144	156
Total current liabilities	1,458	1,999
Accumulated deferred income taxes	1,985	1,978
Long-term debt, less amounts due currently	5,646	4,964
Other noncurrent liabilities and deferred credits	2,306	2,245
Total liabilities	$11,395	$11,186

4.	OTHER DEDUCTIONS

EFIH has income tax receivables from EFH Corp. that arose under the Federal and State Income Tax Allocation Agreement. In consideration of the Bankruptcy Filing, EFIH has fully reserved all amounts under that agreement because of the significant uncertainty regarding their ultimate settlement, resulting in charges of $173 million, $125 million and $110 million at December 31, 2015, 2014 and 2013, respectively.

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

EFH Corp. and certain of its subsidiaries (including EFCH, EFIH, and TCEH, but not including Oncor Holdings and Oncor) are parties to a Federal and State Income Tax Allocation Agreement, which provides, among other things, that any corporate member or disregarded entity in the EFH Corp. group is required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. The Plan of Reorganization provides that the Debtors will reject this agreement at the effective time of the Plan of Reorganization. Under the Settlement Agreement, no further cash payments will be made in respect of federal income taxes. However, solely for accounting purposes, the EFH Corp. group continues to allocate federal income taxes among the entities that are parties to the Federal and State Income Tax Allocation Agreement. The Settlement Agreement did not alter the allocation and payment for state income taxes, which will continue to be settled.

EFH Corp., Oncor Holdings, Oncor and Oncor's minority investor are parties to a separate Federal and State Income Tax Allocation Agreement, which governs the computation of federal income tax liability among such parties, and similarly provides, among other things, that each of Oncor Holdings and Oncor will pay EFH Corp. its share of an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. The Settlement Agreement had no impact on the tax sharing agreement among EFH, Oncor Holdings and Oncor. Accordingly, EFIH's income tax expense and related balance sheet amounts are recorded as if EFIH files its own corporate income tax returns. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities as required under accounting rules. Income tax assets and liabilities related to pushed down debt are settled as membership interests transactions.

In evaluating EFIH's ability to utilize its deferred tax assets related to its net operating losses, EFIH considers all available positive and negative information, including scheduled reversals of deferred tax liabilities, taxable income, tax-planning strategies, and results of operations. In 2014, due to the uncertainty of the ultimate recovery by EFIH of the benefit of its NOLs, a valuation allowance of $72 million had been recorded on EFIH’s net deferred tax assets. As of December 31, 2015 that valuation allowance totaled $497 million. During 2015, increases in the NOLs required an increase in the valuation allowance by approximately $425 million, of which $203 million decreased the income tax benefit and $222 million decreased membership interests.

The components of EFIH's income tax benefit are as follows:

	Year Ended December 31,
	2015	2014	2013
Current:
US Federal	$(88)	$(104)	$(115)
State	—	—	1
Total current	(88)	(104)	(114)
Deferred:
US Federal	—	(52)	(55)
State	—	1	—
Total deferred	—	(51)	(55)
Total	$(88)	$(155)	$(169)

Reconciliation of income taxes computed at the US federal statutory rate to income tax benefit recorded is as follows:

	Year Ended December 31,
	2015	2014	2013
Loss before income taxes and equity in earnings of unconsolidated subsidiaries	$(721)	$(858)	$(606)
Income taxes at the US federal statutory rate of 35%	(252)	(300)	(212)
Nondeductible reserve for tax receivable from EFH Corp.	(82)	43	38
Nondeductible debt restructuring costs	43	28	—
Valuation allowance (a)	203	72	—
Other	—	2	5
Income tax benefit	$(88)	$(155)	$(169)
Effective tax rate	12.2%	18.1%	27.9%
____________

(a)
$222 million of the increase in the valuation allowance related to the elimination of affiliate debt and was allocated to membership interests consistent with the classification of investment in affiliate debt. (See Note 11).

Deferred Income Tax Balances

Deferred income taxes provided for temporary differences based on tax laws in effect at December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
	Total Noncurrent (a)	Total	Current	Noncurrent
Deferred Income Tax Assets:
Net operating loss (NOL) carryforwards	$662	$232	$—	$232
Debt extinguishment gains (Note 8)	7	30	—	30
Other	1	2	—	2
Total	670	264	—	264
Deferred Income Tax Liabilities:
Debt extinguishment gains related to pushed down debt of EFH Corp. (Note 8)	—	80	26	54
Accrued interest	173	106	—	106
Debt fair value discount	—	6	—	6
Total	173	192	26	166
Valuation Allowance	497	72	—	72
Net Accumulated Deferred Income Tax (Asset) Liability	$—	$—	$26	$(26)
____________

(a)	Reflects adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes. See Note 1.

At December 31, 2015, EFIH had $1.89 billion in net operating loss (NOL) carryforwards for federal income tax purposes that will expire between 2034 and 2035. EFIH believes that it is more likely than not that the benefit from the NOLs will not be realized. In recognition of this risk, EFIH has recorded a cumulative valuation allowance of $497 million on the net deferred tax assets at December 31, 2015. If EFIH's assumptions change and it determines it will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recorded to income tax benefit. See Note 2 for discussion of the Settlement Agreement.

Under the Federal and State Income Tax Allocation Agreement, EFIH had recorded current income tax receivables from EFH Corp., which totaled $173 million and $125 million at December 31, 2015 and 2014, respectively. See Note 4 for discussion of the reserve recorded against the income tax receivable.

6.	INTEREST EXPENSE AND RELATED CHARGES

	Year Ended December 31,
	2015	2014	2013
Interest expense on debtor-in-possession financing	$234	$125	$—
Interest paid/accrued on pre-petition debt	235	267	630
Interest expense related to pushed down debt	—	1	6
Interest expense on pre-petition toggle notes payable in additional principal (Note 9)	—	65	176
Amortization of debt exchange premiums	—	(24)	(80)
Amortization of debt exchange discounts and issuance costs	—	7	28
Total interest expense and related charges	$469	$441	$760

Interest expense for the year ended December 31, 2015 reflects interest paid and accrued on debtor-in-possession financing and post-petition interest paid on EFIH's pre-petition 11.00% Second Lien Notes due 2021 and 11.75% Second Lien Notes due 2022 as approved by the Bankruptcy Court in March 2015 (See Notes 8 and 9).

The Bankruptcy Code generally restricts payment of interest on pre-petition debt, subject to certain exceptions. However, the Bankruptcy Court ordered the payment of post-petition interest on the EFIH First Lien Notes in connection with the settlement in June 2014 as discussed in Note 8. Additionally, the Bankruptcy Court approved post-petition interest payments on the EFIH Second Lien Notes in March 2015 as discussed in Note 9. Additional payments may also be made upon approval by the Bankruptcy Court, at the federal judgment rate (see Note 10). Other than these amounts ordered or approved by the Bankruptcy Court, effective April 29, 2014, EFIH discontinued recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise (LSTC). The table below shows contractual interest amounts, which are amounts due under the contractual terms of EFIH's outstanding debt, including debt subject to compromise during the Chapter 11 Cases. Interest expense reported in the condensed statements of consolidated income (loss) for the year ended December 31, 2015 and the post-petition period ended December 31, 2014 does not include $365 million and $309 million, respectively in contractual interest on pre-petition debt classified as LSTC, which has been stayed by the Bankruptcy Count effective on the Petition Date, Interest expense as calculated under the contractual terms of EFIH's pre-petition debt, all of which is subject to compromise, totaled $415 million and $363 million for the year ended December 31, 2015 and for the post-petition period through December 31, 2014, respectively. Of the $235 million of interest paid/accrued on pre-petition debt for the year ended December 31, 2015, $50 million is contractually related to 2015, which is $365 million lower than the contractual requirement for the period. The remaining $185 million of interest paid on pre-petition debt related to contractual interest from 2014, which was accrued and paid in 2015 upon Bankruptcy Court approval.

	Year Ended December 31, 2015	Post-Petition Period Ended December 31, 2014
Contractual interest on debt classified as LSTC	$415	$363
Approved interest paid/accrued (a)	50	54
Contractual interest on debt classified as LSTC not paid/accrued	$365	$309
___________

(a)
For the year ended December 31, 2015, represents portion of interest related to the EFIH Second Lien Notes that was repaid based on the approval of the Bankruptcy Court; however, excludes $185 million of post-petition interest paid in 2015 that contractually related to 2014 and default interest (see Note 9). For the post-petition period ended December 31, 2014, represents interest on EFIH First Lien Notes exchanged and settled in June 2014 (see Note 8).

7.	REORGANIZATION ITEMS

Expenses and income directly associated with the Chapter 11 Cases are reported separately in the statements of consolidated income (loss) as reorganization items as required by ASC 852, Reorganizations. Reorganization items also include adjustments to reflect the carrying value of liabilities subject to compromise (LSTC) at their estimated allowed claim amounts, as such adjustments are determined. The following table presents reorganization items incurred in the year ended December 31, 2015 and the post-petition period ended December 31, 2014 as reported in the statements of consolidated income (loss):

	Year Ended December 31, 2015	Post-Petition Period Ended December 31, 2014
Expenses related to legal advisory and representation services	$111	$50
Expenses related to other professional consulting and advisory services	30	15
Noncash adjustment for estimated allowed claims relate to debt (Note 9)	(89)	—
Noncash adjustments for allowed claims related to affiliates (Notes 2 and 12)	(7)	—
Loss on exchange and settlement of EFIH First Lien Notes (Note 6)	—	108
Fees associated with EFIH Second Lien Notes repayment and completion of the DIP Facility	28	94
Total reorganization items	$73	$267

8.	DEBTOR-IN-POSSESSION BORROWING FACILITIES

The DIP Facility, EFIH First Lien Notes Settlement and EFIH Second Lien Notes Repayment — The Bankruptcy Court approved the DIP Facility in June 2014. The DIP Facility provides for a $5.4 billion first-lien debtor-in-possession financing facility. Since inception, the facility has been utilized as follows:

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

•	In June 2014, $2.438 billion of cash borrowings were used to repay all remaining $2.312 billion principal amount of EFIH First Lien Notes (plus accrued and unpaid interest totaling $128 million);

•
In March 2015, $750 million of cash borrowings were used to repay $445 million principal amount of EFIH Second Lien Notes, accrued and unpaid pre-petition interest of $55 million and post-petition interest of $235 million and certain fees (see Note 9), and

•
In December 2015, $36 million was used to reduce the principal balance of the EFIH Toggle Notes as a result of the Bankruptcy Court approving certain charging lien advances related to pre-petition debt of EFIH.

The exchange and settlement of the EFIH First Lien Notes in 2014 resulted in a loss of $108 million, reported in reorganization items, which represents the excess of the principal amounts of debt issued, cash repayments and deferred financing costs associated with the exchanged and settled debt over the carrying value of the exchanged and settled debt and related accrued interest.

As of December 31, 2015, remaining cash on hand from borrowings under the DIP Facility, net of fees, totaled approximately $354 million, which was held as cash and cash equivalents. In the December 31, 2015 consolidated balance sheet, the borrowings under the DIP Facility are reported as current liabilities since the maturity date of the facility is June 2016. In January 2016, the Debtors paid a $13.5 million extension fee to extend the maturity date of the DIP Facility to December 2016. The terms of the DIP Facility were otherwise unchanged. The DIP Facility must be repaid in full prior to the EFIH Debtors emergence from the Chapter 11 Cases.

The principal amounts outstanding under the DIP Facility bear interest based on applicable LIBOR rates, subject to a 1% floor, plus 3.25%. At both December 31, 2015 and 2014, outstanding borrowings under the DIP Facility totaled $5.4 billion at an annual interest rate of 4.25%. The DIP Facility is a non-amortizing loan that may, subject to certain limitations, be voluntarily prepaid by the EFIH Debtors, in whole or in part, without any premium or penalty.

The EFIH DIP Facility will mature on the earlier of (a) the effective date of any reorganization plan, (b) upon the event of the sale of substantially all of EFIH's assets or (c) December 2016.

EFIH's obligations under the DIP Facility are secured by a first lien covering substantially all of EFIH's assets, rights and properties, subject to certain exceptions set forth in the DIP Facility. The DIP Facility provides that all obligations thereunder constitute administrative expenses in the Chapter 11 Cases, with administrative priority and senior secured status under the Bankruptcy Code and, subject to certain exceptions set forth in the DIP Facility, will have priority over any and all administrative expense claims, unsecured claims and costs and expenses in the Chapter 11 Cases.

The DIP Facility provides for affirmative and negative covenants applicable to EFIH and EFIH Finance, including affirmative covenants requiring EFIH and EFIH Finance to provide financial information, budgets and other information to the agents under the DIP Facility, and negative covenants restricting EFIH's and EFIH Finance's ability to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions, in each case except as permitted in the DIP Facility. The DIP Facility also includes a minimum liquidity covenant pursuant to which EFIH cannot allow the amount of its unrestricted cash (as defined in the DIP Facility) to be less than $150 million. As of December 31, 2015, EFIH was in compliance with this minimum liquidity covenant. The Oncor Ring-Fenced Entities are not restricted subsidiaries for purposes of the DIP Facility.

The DIP Facility provides for certain customary events of default, including events of default resulting from non-payment of principal, interest or other amounts when due, material breaches of representations and warranties, material breaches of covenants in the DIP Facility or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against EFIH. Upon the existence of an event of default, the EFIH DIP Facility provides that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

The DIP Facility permits, subject to certain terms, conditions and limitations set forth in the DIP Facility, EFIH to incur incremental junior lien subordinated debt in an aggregate amount not to exceed $3 billion.

9.	LIABILITIES SUBJECT TO COMPROMISE

The amounts classified as liabilities subject to compromise (LSTC) reflect the company's estimate of pre-petition liabilities and other expected allowed claims to be addressed in the Chapter 11 Cases and may be subject to future adjustment as the Chapter 11 Cases proceed. Prior to December 31, 2015, debt amounts include related unamortized deferred financing costs, discounts or premiums. The following table presents LSTC as reported in the consolidated balance sheets at December 31, 2015 and 2014:

	December 31,
	2015	2014
Notes, loans and other debt per the following table	$3,273	$3,843
Accrued interest on notes, loans and other debt	81	138
Advances and other payables to affiliates	—	7
Total liabilities subject to compromise	$3,354	$3,988

Pre-Petition Notes, Loans and Other Debt Reported as Liabilities Subject to Compromise

Amounts presented below represent principal amounts of pre-petition notes, loans and other debt reported as liabilities subject to compromise.

	December 31,
	2015	2014
Debt issued by EFIH:
11% Fixed Senior Secured Second Lien Notes due October 1, 2021	$322	$406
11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022	1,389	1,750
11.25%/12.25% Senior Toggle Notes due December 1, 2018	1,530	1,566
9.75% Fixed Senior Notes due October 15, 2019	2	2
Unamortized premium (a)	—	243
Unamortized discount (a)	—	(121)
Total debt issued by EFIH	3,243	3,846
Pushed down debt (b):
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017	17	17
11.25%/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017	13	13
Total pushed down debt	30	30
Deferred debt issuance costs (a)	—	(33)
Total debt	$3,273	$3,843
________________

(a)
Due to the Settlement Agreement approved by the Bankruptcy Court in December 2015, EFIH's pre-petition notes, loans and other debt reported as liabilities subject to compromise were updated to reflect its expected allowed claim amounts, resulting in the write-off to reorganization items of unamortized deferred debt issuance, premiums and discounts classified as LSTC (see Note 7).

(b)	Represents 50% of the amount of these EFH Corp. securities guaranteed by EFIH and pushed down per the discussion below under "Guarantees and Push Down of EFH Corp. Debt."

Repayment of EFIH Second Lien Notes

In March 2015, with the approval of the Bankruptcy Court, EFIH used some of its cash to repay (Repayment) $735 million, including interest at contractual rates, in amounts outstanding under EFIH's pre-petition 11.00% Fixed Senior Secured Second Lien Notes due October 1, 2021 (11.00% Notes) and 11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022 (11.75% Notes). The Repayment resulted in an $84 million reduction in the principal amount of the 11.00% Notes, a $361 million reduction in the principal amount of the 11.75% Notes and the payment of $235 million and $55 million of accrued and unpaid post-petition and pre-petition interest, respectively, at contractual rates. The Repayment required the requisite consent of the lenders under the DIP Facility. EFIH received such consent from approximately 97% of the lenders under the DIP Facility in consideration of an aggregate consent fee equal to approximately $13 million and $15 million in certain fees and expenses of the trustee for such notes.

Charging Lien Advances

In December 2015, the Bankruptcy Court approved certain charging lien advances related to pre-petition debt of EFIH. Pursuant to those charging lien advances, the Debtors paid approximately $36 million to reduce the principal balance of the EFIH Toggle Notes and paid $2 million in pre-petition interest.

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

Pre-petition debt guaranteed and subject to push down at December 31, 2015 totals $60 million and consists of $33 million principal amount of EFH Corp. 10.875% Notes and $27 million principal amount of EFH Corp. Toggle Notes. The amount reflected in EFIH's consolidated balance sheets as pushed down pre-petition debt ($30 million at both December 31, 2015 and 2014, as shown in the debt table above) represents 50% of the principal amount of the EFH Corp. Merger-related debt guaranteed. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., EFIH records the settlement of such amounts as noncash capital contributions from EFH Corp.

There were no payments of interest by EFH Corp. on pre-petition debt pushed down for the years ended December 31, 2015 and 2014. EFH Corp. payments of interest on debt pushed down totaled $23 million for the year ended December 31, 2013.

Information Regarding Significant Pre-Petition Debt

EFIH 6.875% Senior Secured First Lien Notes — There were no principal amounts of the EFIH 6.875% Notes outstanding at December 31, 2015 as the notes were exchanged or settled in June 2014 as discussed in Note 8. The notes bore interest at a fixed rate of 6.875% per annum. The EFIH 6.875% Notes were secured on a first-priority basis by EFIH's pledge of its 100% ownership of the membership interests in Oncor Holdings (the EFIH Collateral) on an equal and ratable basis with the EFIH 10% Notes (discussed below).

EFIH 10% Senior Secured First Lien Notes — There were no principal amounts of the EFIH 10% Notes outstanding at December 31, 2015 as the notes were exchanged or settled in June 2014 as discussed in Note 8. The notes bore interest at a fixed rate of 10% per annum. The notes were secured by the EFIH Collateral on an equal and ratable basis with the EFIH 6.875% Notes.

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

EFIH 11.25%/12.25% Senior Toggle Notes — The principal amount of the EFIH Toggle Notes totals $1.53 billion with interest at a fixed rate of 11.25% per annum for cash interest and 12.25% per annum for PIK Interest. The terms of the Toggle Notes include an election by EFIH, for any interest period until June 1, 2016, to pay interest on the Toggle Notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new EFIH Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. EFIH made its pre-petition interest payments on the EFIH Toggle Notes by using the PIK feature of those notes.

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

EFIH Collateral Trust Agreement — EFIH entered into a Collateral Trust Agreement, among EFIH, Delaware Trust Company, as First Lien Successor Trustee, the other Secured Debt Representatives named therein and the Collateral Trustee. The Collateral Trust Agreement governing the pledge of collateral generally provides that the holders of a majority of the debt secured by a first priority lien on the collateral, including the notes and other future debt incurred by EFH or EFIH secured by the collateral equally and ratably, have, subject to certain limited exceptions, the exclusive right to manage, perform and enforce the terms of the security documents securing the rights of secured debt holders in the collateral, and to exercise and enforce all privileges, rights and remedies thereunder.

10.	COMMITMENTS AND CONTINGENCIES

Guarantees

See Note 9 for discussion of EFIH's guarantees of certain EFH Corp. debt.

Legal Proceedings

From time to time, EFIH may be involved in various legal and administrative proceedings in the normal course of business, the ultimate resolutions of which, in the opinion of management, should not have a material effect upon its financial condition, results of operations or liquidity.

Make-whole Claims — In May 2014, the indenture trustee for the EFIH 10% First Lien Notes initiated litigation in the Bankruptcy Court seeking, among other things, a declaratory judgment that EFIH is obligated to pay a make-whole premium in connection with the cash repayment of the EFIH First Lien Notes discussed in Note 8 and that such make-whole premium is an allowed secured claim, or in the alternative, an allowed secured or unsecured claim for breach of contract (EFIH First Lien Make-whole Claims). The indenture trustee has alleged that the EFIH First Lien Make-whole Claims are valued at approximately $432 million plus reimbursement of expenses. In separate rulings in March and July 2015, the Bankruptcy Court found that no make-whole premium is due with respect to the EFIH 10% First Lien Notes. In July 2015, the indenture trustee appealed the Bankruptcy Court's ruling to the United States District Court for the District of Delaware and in February 2016 that court affirmed the Bankruptcy Court's rulings. In February 2016, the Indenture Trustee appealed the District Court's ruling to the Third Circuit Court of Appeals. The EFIH Debtors intend to vigorously defend against this appeal. EFIH cannot predict the outcome of this appeal.

In June 2014, the indenture trustee for the EFIH Second Lien Notes initiated litigation in the Bankruptcy Court seeking similar relief with respect to the EFIH Second Lien Notes, including among other things, that EFIH is obligated to pay a make-whole premium in connection with any repayment of the EFIH Second Lien Notes and that such make-whole premium would be an allowed secured claim, or in the alternative, an allowed secured or unsecured claim for breach of contract (the EFIH Second Lien Make-whole Claims). If, as of December 31, 2015, the EFIH Second Lien Make-whole Claims were allowed, the amount of such claims would have been approximately $401 million plus reimbursement of expenses. In October 2015, the Bankruptcy Court issued a ruling and order in favor of the EFIH Debtors. The order and ruling found that no make-whole premium is due with respect to the EFIH Second Lien Notes. In November 2015, the indenture trustee appealed the Bankruptcy Court's ruling to the United States District Court for the District of Delaware. Briefing is complete, but oral argument has not yet been scheduled. The EFIH Debtors intend to vigorously defend against this appeal. EFIH cannot predict the outcome of this appeal.

In December 2014, the EFIH Debtors initiated litigation against the indenture trustee for the EFIH PIK Notes seeking, among other things, a declaratory judgment that EFIH is not obligated to pay a redemption or make-whole premium in connection with the cash repayment of the EFIH PIK Notes and that any post-petition interest owing on these notes is to be paid at the statutory Federal Judgment Rate of interest. In June 2015, the Bankruptcy Court issued an opinion and entered an order dismissing the EFIH Debtors' adversary proceeding. However, in its opinion, the Bankruptcy Court noted that as an alternative the EFIH Debtors may file a claim objection to the EFIH PIK noteholders' claims made in the Chapter 11 Cases. In July 2015, the EFIH Debtors filed a claim objection with the Bankruptcy Court regarding the EFIH PIK noteholders' claims for a redemption premium and post-petition interest at the contract rate under the EFIH PIK Notes. In October 2015, the Bankruptcy Court issued opinions in favor of the EFIH Debtors. One opinion found that no make-whole premium is due with respect to the EFIH PIK Notes. The second opinion found that the EFIH PIK noteholders' allowed claim does not, as a matter of law, include post-petition interest whether at the contract rate or the Federal Judgment Rate. This opinion did find, however, that, in connection with the confirmation of a Plan of Reorganization, the Bankruptcy Court could, at its discretion, grant post-petition interest as part of the EFIH PIK noteholders' allowed claim under general principals of equity and that such grant could be at the contract rate, the Federal Judgment Rate or any other amount that the Bankruptcy Court determines to be equitable. In November 2015, a majority of the EFIH PIK Noteholders settled their claims contingent on the Plan of Reorganization becoming effective. These settling noteholders have appealed both of the Bankruptcy Court's rulings to the United States District Court for the District of Delaware. Those appeals have been stayed, and if the Plan of Reorganization becomes effective, those appeals will likely be moot. If the Plan of Reorganization does not become effective, those appeals may be revived. Some EFIH PIK Noteholders have not settled their claims. They have appealed the Bankruptcy Court's ruling on post-petition interest to the United States District Court for the District of Delaware. That appeal has also been stayed. The non-settling EFIH PIK Noteholders have also sought to be awarded post-petition interest through an equitable proceeding suggested by the Bankruptcy Court’s second opinion. No briefing schedule has been set for that equitable proceeding. The EFIH Debtors intend to vigorously defend against the award of post-petition interest at a rate higher than the Federal Judgment Rate. EFIH cannot predict the outcome of either these appeals or any equitable proceeding seeking the award of post-petition interest.

In addition, creditors may make additional claims in the Chapter 11 Cases for make-whole or redemption premiums in connection with repayments or settlement of other pre-petition debt. These claims could be material. There can be no assurance regarding the outcome of any of the litigation regarding the validity or, if deemed valid, the amount of these make-whole or redemption claims.

Potential Inter/Intra Debtor Claims — In August 2014, the Bankruptcy Court entered an order in the Chapter 11 Cases establishing discovery procedures governing, among other things, certain prepetition transactions among the various Debtors' estates. In February 2015, the ad hoc group of TCEH unsecured creditors; the official committee representing unsecured interests at EFCH and its direct subsidiary, TCEH; and the official committee representing unsecured interests at EFH and EFIH filed motions with the Bankruptcy Court seeking standing to prosecute derivative claims on behalf of TCEH relating to certain of these prepetition transactions. These claims were released effective when the Bankruptcy Court approved the Settlement Agreement.

The Settlement Agreement was approved in December 2015 and is expected to remain effective even if the Plan of Reorganization does not become effective.

11.	MEMBERSHIP INTERESTS

Cash Distributions

In January 2013, EFIH's board of directors declared, and EFIH paid, a cash distribution to EFH Corp. of $680 million (which as of December 31, 2012 was recorded as restricted cash), which was used by EFH Corp. to settle the TCEH Demand Notes (see Note 12).

Distribution Restrictions

The agreement governing the Facility generally restricts EFIH's ability to make distributions or loans to any of its parent companies or their subsidiaries unless such distributions or loans are expressly permitted under the agreement governing such facility.

Under applicable law, EFIH is prohibited from paying any dividend to the extent that immediately following payment of such dividend, there would be no statutory surplus or EFIH would be insolvent. In addition, due to the Chapter 11 Cases, no dividends are eligible to be paid without the approval of the Bankruptcy Court.

Noncash Distributions to EFH Corp.

See Notes 9 and Affiliate Debt Held by EFIH below for details of debt securities EFIH acquired in debt exchange transactions in December 2012 and January 2013 and securities returned to EFH Corp. The indentures governing EFIH's debt do not limit its ability to dividend EFH Corp. debt securities to EFH Corp. so long as EFIH received such securities in exchange for the issuance of EFIH debt.

Equity Interests in Oncor

At December 31, 2015, ownership of Oncor's membership interests was as follows: 80.03% held indirectly by EFH Corp., 0.22% held indirectly by Oncor's management and board of directors and 19.75% held by Texas Transmission.

Capital Contributions

See Notes 1 and 9 for discussion of noncash contributions from EFH Corp. related to debt pushed down to EFIH in accordance with SEC Staff Accounting Bulletin Topic 5-J.

Affiliate Debt Held by EFIH

The amounts of affiliate debt held by EFIH were eliminated as a result of the Settlement Agreement approved by the Bankruptcy Court in December 2015. The elimination of affiliate debt created a $635 million pretax loss for EFIH, which was recorded within membership interests. The affiliate debt elimination also created $222 million of federal related income tax NOLs, which were recorded to membership interests, and were fully reserved with a valuation allowance since it is more likely than not that the benefit from the NOLs will not be realized (See Note 5).

As a result of debt exchanges in 2009 through 2013, EFIH held debt securities of EFH Corp. and TCEH as presented in the table below. Interest received in 2013 totaled $252 million. As a result of the Chapter 11 Cases and the Settlement Agreement, EFIH did not receive interest payments on affiliate debt it held after 2013.

At December 31, 2015, no affiliate debt was held by EFIH. The principal amounts, coupon rates, maturities and carrying value of debt of affiliates held at December 31, 2014 are as follows:

	Principal Amount	Carrying Value
EFH Corp. 5.55% Fixed Senior Notes Series P due November 15, 2014	$281	$185
EFH Corp. 6.50% Fixed Senior Notes Series Q due November 15, 2024	545	249
EFH Corp. 6.55% Fixed Senior Notes Series R due November 15, 2034	456	194
TCEH 10.25% Fixed Senior Notes due November 1, 2015 (includes $48 million principal amount of Series B Notes)	79	7
Balance reported as reduction in membership interests	$1,361	$635

In 2013, as a result of the distribution of all the EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes EFIH held, EFIH recorded a gain of $284 million (pretax) representing the reclassification to interest income of mark-to-market gains previously recorded in accumulated other comprehensive income (AOCI).

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the year ended December 31, 2015.

	Dedesignated Cash Flow Hedges - Oncor	Pension and Other Postretirement Employee Benefit Liabilities Adjustments - Oncor	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(19)	$(67)	$(86)
Other comprehensive loss before reclassifications (after tax)	—	(7)	(7)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in:
Equity in earnings of unconsolidated subsidiaries	1	1	2
Total amount reclassified from accumulated other comprehensive income (loss) during the period	1	1	2
Total change during the period	1	(6)	(5)
Balance at December 31, 2015	$(18)	$(73)	$(91)

The following table presents the changes to accumulated other comprehensive income (loss) for the year ended December 31, 2014.

	Dedesignated Cash Flow Hedges - Oncor	Pension and Other Postretirement Employee Benefit Liabilities Adjustments - Oncor	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(21)	$(18)	$(39)
Other comprehensive loss before reclassifications (after tax)	—	(49)	(49)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in:
Equity in earnings of unconsolidated subsidiaries	2	—	2
Total amount reclassified from accumulated other comprehensive income (loss) during the period	2	—	2
Total change during the period	2	(49)	(47)
Balance at December 31, 2014	$(19)	$(67)	$(86)

12.	RELATED–PARTY TRANSACTIONS

The following represent EFIH's significant related-party transactions. Also see Note 11 for a discussion of EFH Corp. and TCEH debt securities held by EFIH.

•
EFH Corp. previously allocated expense to EFIH for management fees owed by EFH Corp. to the Sponsor Group. This expense, which is reported in SG&A expenses, totaled zero and $3 million for the years ended December 31, 2015 and 2014, respectively. There was no allocation of fees to EFIH for the year ended December 31, 2013. Beginning with the quarterly management fee due December 31, 2013, the Sponsor Group, while reserving the right to receive the fees, directed EFH Corp. to suspend payments of the management fees for an indefinite period. Effective with the Petition Date, EFH Corp. suspended allocations of such fees to TCEH and EFIH. Fees accrued as of the Petition Date were reclassified to liabilities subject to compromise (LSTC), and fees accrued after the Petition Date were reported in other noncurrent liabilities and deferred credits. Pursuant to the Settlement Agreement approved by the Bankruptcy Court in December 2015, the management agreement has been terminated and the Sponsor Group has agreed to forego any and all claims under the management agreement in exchange for releases of alleged liabilities against the Debtors. As a result, EFIH adjusted the expected allowed claim and recognized a gain for the Sponsor Group's management agreement claim of $2 million, which is reported in EFIH's statement of consolidated income (loss) in reorganization items.

•
In addition to amounts incurred directly by EFIH, a subsidiary of EFH Corp. allocates costs to EFIH for legal and other consulting services associated with EFIH's debt restructuring activities prior to the Petition Date, and EFIH reimburses the subsidiary for the allocated costs on a monthly basis. The allocated expense, which was reported in SG&A expenses up through the Petition Date, totaled $4 million and $12 million for the years ended December 31, 2014 and 2013, respectively. Beginning at the Petition Date, legal and other consulting services associated with EFIH's Chapter 11 Cases were directly billed to EFIH and are reported in reorganization items.

A subsidiary of EFH Corp. bills EFIH for administrative services such as accounting and finance at cost, and EFIH reimburses the subsidiary for the allocated costs on a monthly basis. This expense, which is reported in SG&A expenses, totaled $5 million and $4 million for the years ended December 31, 2015 and 2014, respectively.

•
EFH Corp. files consolidated federal income tax and Texas state margin tax returns, and under a Federal and State Income Tax Allocation Agreement, allocates income taxes to EFIH substantially as if it were filing its own corporate income tax returns. At December 31, 2015 and 2014, EFIH had current income tax receivables from EFH Corp. totaling $173 million and $125 million, respectively, both of which were fully reserved (see Note 4). EFIH made no income tax payments to EFH Corp. for the years ended December 31, 2015 and 2014. EFIH's income tax refunds from EFH Corp. totaled $5 million for the year ended December 31, 2013. See discussion below regarding allocation of income tax liabilities to Oncor Holdings and Oncor under the Federal and State Income Tax Allocation Agreement.

In January 2013, fees paid to Goldman, Sachs & Co. (Goldman), an affiliate of GS Capital Partners, for services related to debt exchanges totaled $2 million, for the following: (i) Goldman acted as a dealer manager for the offers by EFIH and EFIH Finance to exchange new EFIH 10% Notes for EFH Corp. 9.75% Notes, EFH Corp. 10% Notes and EFIH 9.75% Notes (collectively, the Old Notes) and as a solicitation agent in the solicitation of consents by EFH Corp. and EFIH and EFIH Finance to amendments to the Old Notes and indentures governing the Old Notes and (ii) Goldman acted as a dealer manager for the offers by EFIH and EFIH Finance to exchange EFIH Toggle Notes for EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes.

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

Significant related-party transactions between Oncor Holdings (including its consolidated subsidiary Oncor) and EFH Corp., other affiliates of EFH Corp. and the Sponsor Group are as follows:

•
Oncor receives payments from subsidiaries of TCEH for services it provides, principally the delivery of electricity. Revenues recorded by Oncor for these services totaled approximately $1.0 billion for each of the years ended December 31, 2015, 2014 and 2013. The fees are based on rates regulated by the PUCT that apply to all REPs. These revenues from subsidiaries of TCEH represented 25%, 25% and 27% of Oncor Holdings' operating revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Oncor Holdings' balance sheets at both December 31, 2015 and 2014 reflect receivables from affiliates totaling $118 million, consisting almost entirely of trade receivables from subsidiaries of TCEH related to these electricity delivery fees.

•
Oncor pays EFH Corp. subsidiaries for financial and other administrative services and shared facilities at cost. Such amounts increased Oncor's reported operation and maintenance expense by $19 million, $34 million and $32 million for the years ended December 31, 2015, 2014 and 2013, respectively.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH's consolidated balance sheets) is funded by a delivery fee surcharge collected from REPs by Oncor, as collection agent, and remitted monthly to TCEH. The delivery fee surcharges remitted to TCEH totaled $17 million for both the years ended December 31, 2015 and 2014 and $16 million for the year ended December 31, 2013.

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

At December 31, 2015, Oncor Holdings had a net current receivable from EFH Corp. related to federal and state income taxes totaling $87 million, $89 million of which related to Oncor. The $89 million net receivable from EFH Corp. included a $109 million federal income tax receivable offset by a $20 million state margin tax payable. Additionally, at December 31, 2015, Oncor had a noncurrent tax receivable from EFH Corp. of $65 million and a noncurrent tax payable to Oncor Holdings of $2 million. At December 31, 2014, Oncor Holdings had a net current receivable from EFH Corp. related to federal and state income taxes totaling $120 million, all of which related to Oncor. The $120 million net receivable from EFH Corp. included a $144 million federal income tax receivable offset by a $24 million state margin tax payable. Additionally, Oncor has a noncurrent tax receivable from EFH Corp. of $64 million.

For the year ended December 31, 2015, Oncor Holdings and Oncor made net federal and state income tax payments to EFH Corp. totaling $26 million and $132 million, respectively. For the year ended December 31, 2014, Oncor Holdings and Oncor made net federal and state income tax payments to EFH Corp. totaling $24 million and $237 million, respectively. For the year ended December 31, 2013, Oncor Holdings and Oncor made net federal and state income tax payments to EFH Corp. totaling $34 million and $90 million, respectively. The 2013 net payment included $33 million from Oncor related to the 1997 through 2002 IRS appeals settlement and a $10 million refund paid to Oncor related to the filing of amended Texas franchise tax returns for 1997 through 2001.

•
Oncor has requirements in place to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of Oncor Electric Delivery Transition Bond Company LLC. Under these requirements, and as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at December 31, 2015 and 2014, TCEH had posted letters of credit and/or cash in the amount of $6 million and $9 million, respectively, for Oncor's benefit.

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

Oncor's retained liability under the Employee Retirement Income Security Act of 1974 (ERISA) relates to the nonrecoverable portion of the unfunded obligation of EFH Corp.'s pension plan. TCEH contributed $16 million and $20 million in December 2015 and the first quarter 2014, respectively, to the EFH Corp. pension plan assets, resulting in the plan being fully funded as calculated under the provisions of ERISA.

13.	SUPPLEMENTARY FINANCIAL INFORMATION

Fair Value of Debt

	December 31, 2015		December 31, 2014
Debt:	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under debtor-in-possession credit facilities (Note 8)	$5,400	$5,393	$5,400	$5,400

EFIH determines fair value in accordance with accounting standards, and at December 31, 2015, EFIH's fair value represents Level 2 valuations. EFIH obtains security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg. The fair value estimates of EFIH's pre-petition notes, loans and other debt reported as liabilities subject to compromise have been excluded from the table above. As a result of EFIH's ongoing Chapter 11 Cases, obtaining the fair value estimates of its pre-petition debt subject to compromise as of December 31, 2015 is impractical, and the fair values will ultimately be decided through the Chapter 11 Cases.

Interest Income on Affiliate Securities — In 2013, as a result of the distribution of all the EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes EFIH held, EFIH recorded a gain of $284 million (pretax) representing the reclassification to interest income of mark-to-market gains previously recorded in accumulated other comprehensive income (AOCI). See Note 11.

Supplemental Cash Flow Information

	Year Ended December 31,
	2015	2014	2013
Cash payments (receipts) related to:
Interest paid	$526	$376	$619
Income taxes	—	—	(5)
Reorganization items (a)	126	38	—
Noncash investing and financing activities:
Principal amount of toggle notes issued in lieu of cash interest (Note 9)	—	—	173
Parent's payment of interest on pushed-down debt accounted for as a contribution of capital (net of tax) (Note 9)	—	—	23
Reduction of debt pushed down from EFH Corp. (Note 9) (b)	—	—	(420)
Debt exchange transactions (c)	—	(85)	14
Distribution to EFH Corp. of debt held as an investment (Note 11)	—	—	(5,778)
Income tax on interest received on holdings of affiliate debt (Note 11)	—	—	(88)
Income tax adjustment related to AMT utilization (d)	3	—	—
____________

(a)	Represents cash payments for legal and other professional services reported in reorganization items (See Note 7).

(b)	For the year ended December 31, 2013, represents $838 million principal amount of EFH Corp. debt exchanged (at 50%). See Note 8.

(c)
For the year ended December 31, 2014, represents $1.836 billion principal amount of loans issued under the EFIH DIP Facility in excess of the $1.673 billion principal amount of EFIH First Lien Notes exchanged and $78 million of related accrued interest. For the year ended December 31, 2013 represents, $1.302 billion of EFIH debt issued in exchange for $1.310 billion of EFH Corp. and EFIH debt and $89 million of EFIH debt issued in exchange for $95 million of EFH Corp. debt. See Note 8

(d)	Represents a reduction to EFIH's investment in Oncor Holdings due to an income tax adjustment related to alternative minimum tax (AMT) utilization by Oncor.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

An evaluation was performed under the supervision and with the participation of EFIH's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at December 31, 2015. Based on the evaluation performed, EFIH's management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

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

The management of Energy Future Intermediate Holding Company LLC performed an evaluation as of December 31, 2015 of the effectiveness of the company's internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission's (COSO's) Internal Control - Integrated Framework (2013). Based on the review performed, management believes that as of December 31, 2015, Energy Future Intermediate Holding Company LLC's internal control over external financial reporting was effective.

The independent registered public accounting firm of Deloitte & Touche LLP as auditors of the consolidated financial statements of Energy Future Holdings Corp. has issued an attestation report on Energy Future Holdings Corp.'s internal control over financial reporting.

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

EFIH previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014 a material weakness in its internal control over financial reporting related to accounting for deferred income taxes. During the year ended December 31, 2015, EFIH implemented a plan of remediation to strengthen its overall internal control over accounting for deferred income taxes. The remediation plan included the following steps:

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

•	increasing key resources in EFIH's tax department and further evaluating staffing levels to ensure the execution of timely and rigorous control procedures.

Management has implemented and tested new and refined interim period controls and annual controls related to accounting for deferred income taxes. After completing its testing of the design and operating effectiveness of these new controls, EFIH concluded that it has remediated the previously identified material weakness as of December 31, 2015.

Changes to Internal Control over Financial Reporting

Except for the changes described above, there have been no additional changes EFIH's internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

/s/ JOHN F. YOUNG	/s/ PAUL M. KEGLEVIC
John F. Young, President and	Paul M. Keglevic, Executive Vice President,
Chief Executive	Chief Financial Officer and Co-Chief Restructuring Officer
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Energy Future Intermediate Holding Company LLC (Debtor-in-Possession)
Dallas, Texas

We have audited the internal control over financial reporting of Energy Future Intermediate Holding Company LLC (a direct subsidiary of Energy Future Holdings Corp. ) and subsidiaries (Debtor-in-Possession) (“EFIH”) as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. EFIH's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on EFIH's internal control over financial reporting based on our audit.

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

In our opinion EFIH has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of EFIH and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding (1) the voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code of Energy Future Holdings Corp. and the substantial majority of its subsidiaries (Debtor-in-Possession) (including Energy Future Intermediate Holding Company LLC) and (2) substantial doubt about EFIH’s ability to continue as a going concern, which is contingent upon its ability to comply with the financial and other covenants contained in the DIP Facility, its ability to obtain new debtor in possession financing in the event the DIP Facility was to expire during the pendency of the Chapter 11 Cases, its ability to complete a Chapter 11 plan of reorganization in a timely manner, including obtaining applicable regulatory approvals required for such plan, and its ability to obtain any exit financing needed to implement such plan, among other factors.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 29, 2016

Item 9B.	OTHER INFORMATION

None.

PART III.

Item 10.	MANAGERS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Managers

The names of EFIH's managers and information about them, as furnished by the managers themselves, are set forth below:

Name	Age	Served As Director Since	Business Experience
Charles H. Cremens	61	2014
Charles H. Cremens has served as a Manager of EFIH since February 2014. He has 30 years experience restructuring public and private companies.  He was Chief Executive Officer of Spirit Finance Corporation, Chief Executive Officer of Conseco Finance Corp., and President of WMF Group, Ltd., during their restructuring.  Prior to those assignments, he was Chief Investment Officer of Beacon Properties Corp., President of Real Estate Investments at Aetna Inc. and held various executive management positions at the Bank of Boston.  He is presently a director of U. S. Steel Canada Inc., BluestemGroup Inc. (f/k/a Capmark Financial Group Inc.), Aspect Software Inc., and Southcross Holdings GP LLC. Within the last five years, he has served as a director for Patriot Coal Corporation, Tactical Holdings Operations, Inc., Conexant Systems, Inc., Kerzner International Resorts Inc., Intrawest Resorts Holdings, Inc., Specialty Brands Holdings, LLC, and General Growth Properties, Inc.

Thomas D. Ferguson	62	2011
Thomas D. Ferguson has served as a Manager of EFIH since January 2011. He is a Managing Director of Goldman, Sachs & Co., having joined the firm in 2002. Mr. Ferguson heads the asset management efforts for the merchant bank's U.S. real estate investment activities. Mr. Ferguson serves on the boards of EFH Corp., Oncor and Oncor Holdings. He formerly held board seats at Associated British Ports, the largest port company in the UK; Carrix, one of the largest private container terminal operators in the world; Red de Carreteras, a toll road concessionaire in Mexico; American Golf; Agriculture Company of America; Caribbean Fund 2005; and National Golf Properties.

Paul M. Keglevic	62	2008
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

Kenneth Pontarelli	45	2010
Kenneth Pontarelli has served as a Manager of EFIH since July 2010. He is a Managing Director of Goldman, Sachs & Co. in its Principal Investment Area. He transferred to the Principal Investment Area in 1999 and was promoted to Managing Director in 2004. Mr. Pontarelli also serves as a director of EFH Corp. and Expro International Group Ltd. During the past five years, he also served on the boards of Cobalt International Energy, L.P., CVR Energy, Inc., Tervita Corporation, and Kinder Morgan, Inc.

John F. Young	59	2008
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

Kneeland Youngblood	60	2012
Kneeland Youngblood has served as a Manager of EFIH since July 2012. He is a founding partner of Pharos Capital Group, a private equity firm that focuses on providing growth and expansion capital to businesses in business services and health care services. During the last five years, Mr. Youngblood served on the boards of Burger King Holdings, Inc., Gap Inc. and Starwood Hotels and Resorts Worldwide, Inc. He is a director of EFH Corp., Oncor, Oncor Holdings and Mallinckrodt public limited company and a member of the Council on Foreign Relations. He is also a director of Pace Holdings Corporation, a special purpose acquisition company.

_______________

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

Mr. Cremens has substantial experience in company restructurings having led Spirit Finance Corporation and Conseco Inc. through restructuring as President and Chief Executive Officer, and currently serves or has previously served as independent director of ten companies during their restructuring. Mr. Keglevic has considerable financial and accounting knowledge and expertise. Before joining EFH Corp. as Executive Vice President and Chief Financial Officer, he held various senior management positions at PricewaterhouseCoopers, including, most recently, his roles as Utility Sector Leader and Clients and Sector Assurance Leader. Mr. Youngblood has served on numerous boards for large public companies, has extensive experience managing and advising companies in his capacity as a partner in a private equity firm (not affiliated with the Sponsor Group), is highly knowledgeable of federal and state political matters, and has served on the board of directors of the United States Enrichment Corporation, a company that contracts with the US Department of Energy to produce enriched uranium for use in nuclear power plants.

Executive Officers

The names and information regarding EFIH's executive officers are set forth below:

Name of Officer	Age	Positions and Offices Presently Held	Date First Elected to Present Offices	Business Experience (Preceding Five Years)
John F. Young	59	President and Chief Executive Officer of EFH Corp. and Chair, President and Chief Executive of EFIH and EFCH	January 2008
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

Stacey H. Doré	43	Executive Vice President, General Counsel and Co-Chief Restructuring Officer of EFH Corp., EFIH and EFCH	October 2013
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

Paul M. Keglevic	62	Executive Vice President, Chief Financial Officer and Co-Chief Restructuring Officer of EFH Corp., EFIH and EFCH	October 2013
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

Compensation Discussion and Analysis
EFIH does not have any employees and is managed by certain executive officers of its parent company, EFH Corp. The executive officers of EFH Corp. are compensated solely and directly by EFH Corp., with no amounts allocated to EFIH, and all decisions as to the compensation of its executive officers are made by the EFH Corp. Organization and Compensation Committee. The Board of Managers of EFIH does not have a compensation committee. For a full discussion of the compensation awarded to John F. Young, EFIH’s President and Chief Executive, Paul M. Keglevic, EFIH’s Executive Vice President, Chief Financial Officer and Co-Chief Restructuring Officer, and Stacey H. Doré, EFIH’s Executive Vice President, General Counsel and Co-Chief Restructuring Officer, collectively EFIH's named executive officers (“Named Executive Officers”) for the fiscal year ending December 31, 2015, please see its parent EFH Corp.’s Form10-K on file at www.sec.gov and on EFH Corp.’s website at www.energyfutureholdings.com under the “Investor Relations” tab.

Compensation Committee Report
EFIH does not have a compensation committee. Therefore, its full Board of Managers has approved that the Compensation Discussion and Analysis be included in EFIH’s Annual Report on Form 10-K.

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

Director Compensation

The table below sets forth information regarding the aggregate compensation earned by or paid to the members of the Board during the year ended December 31, 2015. Officers of EFIH or members or officers of the Sponsor Group (or their respective affiliates) do not receive any fees for service as a manager.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Charles H. Cremens(1)	$485,000	—	$485,000
Thomas D. Ferguson (2)	—	—	—
Paul M. Keglevic (3)	—	—	—
Kenneth Pontarelli (2)	—	—	—
John F. Young (3)	—	—	—
Kneeland Youngblood (4)	$144,028	—	$144,028
_______________

(1)
Disinterested managers on EFIH's Board receive an annual retainer of $200,000. In recognition of the additional responsibilities he performs in his role as a disinterested manager on the Board of Managers of EFIH, EFIH pays him an additional $7,500 per day for days substantially spent on matters related to our restructuring.

(2)	Member or officer of the Sponsor Group (or their respective affiliates).

(3)	Officer of EFIH

(4)
See the Directors Compensation Table in the EFH Corp. Form 10-K for compensation paid to Mr. Youngblood for his services as an EFH. Corp. director. Mr. Youngblood also receives an annual retainer of $170,000, paid quarterly in advance, for his service on the Oncor and Oncor Holdings boards, which was prorated for him joining the boards on February 25, 2015.

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

Beneficial Ownership of Membership Interests of Energy Future Intermediate Holding Company LLC

EFIH is a wholly owned subsidiary of EFH Corp. As such, EFH Corp. is the beneficial owner of 100% of its membership interests and neither its directors nor the executive officers of its parent, EFH Corp., beneficially own any membership interests of EFIH as of February 1, 2016. The following table lists the percentage of limited liability company interests of EFIH beneficially owned by each manager and certain executive officers of EFIH and the holders of more than 5% of EFIH’s limited liability company interests as of February 1, 2016.

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

Name	Percentage Ownership
Energy Future Holdings Corp.	100.00%
Charles H. Cremens	0.00%
Stacey H. Doré	0.00%
Thomas D. Ferguson	0.00%
Paul M. Keglevic	0.00%
Kenneth Pontarelli	0.00%
John F. Young	0.00%
Kneeland Youngblood	0.00%
All owners, managers and current executive officers as a group (8 persons)	100.00%

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE

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

Management Services Agreement

In October 2007, in connection with the Merger, the Sponsor Group and Lehman Brothers Inc. entered into a management agreement with EFIH’s parent company, EFH Corp. (Management Agreement), pursuant to which affiliates of the Sponsor Group provide management, consulting, financial and other advisory services to EFH Corp. Pursuant to the Management Agreement, affiliates of the Sponsor Group are entitled to receive an aggregate annual management fee of $35 million, which amount increases 2% annually, and reimbursement of out-of-pocket expenses incurred in connection with the provision of services pursuant to the Management Agreement. The Management Agreement will continue in effect from year to year, unless terminated upon a change of control of EFH Corp. or in connection with an initial public offering of EFH Corp. or if the parties thereto mutually agree to terminate the Management Agreement. In addition, the Management Agreement provides that the Sponsor Group will be entitled to receive a fee equal to a percentage of the gross transaction value in connection with certain subsequent financing, acquisition, disposition, merger combination and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the Management Agreement in the event of an initial public offering or under certain other circumstances. Beginning with the quarterly management fee due December 31, 2013, the Sponsor Group, while reserving the right to receive the fees, directed EFH Corp. to suspend payments of the management fees for an indefinite period, and no such management fees were paid to the Sponsor Group during 2015. Pursuant to the Settlement Agreement approved by the Bankruptcy Court in December 2015, the Management Agreement has been terminated and the Sponsor Group has agreed to forego any and all claims under the Management Agreement in exchange for releases of alleged liabilities against the debtors.

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

The Committee may also approve certain ongoing non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates ("Deloitte & Touche") for EFIH in 2015 were preapproved by the Committee.

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

For the years ended December 31, 2015 and 2014, fees billed (in US dollars) to EFIH by Deloitte & Touche were as follows:

	2015	2014
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other service requirements and provide comfort letters and consents.	$1,400,000	$1,364,000
Audit-Related Fees. Fees for services including due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	322,500	24,000
Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	1,000	—
All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, litigation assistance and training services	—	—
Total	$1,723,500	$1,388,000

PART IV.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Oncor Holdings Financial Statements are presented pursuant to Rules 3–09 and 3–16 of Regulation S-X as Exhibit 99(d).

(b)	Exhibits:
EFIH Exhibits to Form 10-K for the Fiscal Year Ended December 31, 2015

Exhibits	Previously Filed* With File Number	As Exhibit

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2(a)	1-12833 Form 8-K (filed February 26, 2007)	2.1	—
Agreement and Plan of Merger, dated February 25, 2007, by and among Energy Future Holdings Corp. (formerly known as TXU Corp.), Texas Energy Future Holdings Limited Partnership and Texas Energy Future Merger Sub Corp.

2(b)	1-12833 Form 8-K (filed December 11, 2015)	2(a)	—	Amended Order Confirming the Debtors' Sixth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code entered by the Bankruptcy Court on December 9, 2015

2(c)	1-12833 Form 8-K (filed December 11, 2015)	2(b)	—	The Debtors' Sixth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code effective as of December 7, 2015

(3(i))	Articles of Incorporation

3(a)	333-153529 Form S-4 (filed September 17, 2008)	3(c)	—	Certificate of Formation of Energy Future Intermediate Holding Company LLC, as amended

(3(ii))	By-laws

3(b)	1-34544 Form 10-K (filed February 21, 2012)	3(b)	—	Second Amended and Restated Limited Liability Company Agreement of Energy Future Intermediate Holding Company LLC

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

Energy Future Intermediate Holding Company LLC

4(a)	1-12833 Form 8-K (filed January 30, 2013)	4.3	—
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

Exhibits	Previously Filed* With File Number	As Exhibit

4(q)	1-12833 Form 8-K (filed December 5, 2012)	4.1	—
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

4(aa)	1-12833 Form 10-Q (Quarter ended September 30, 2011) (filed October 28, 2011)	4(b)	—	Fourth Supplemental Indenture, dated October 18, 2011, to the Indenture dated October 31, 2007.

Exhibits	Previously Filed* With File Number	As Exhibit

4(bb)	1-12833 Form 8-K (filed November 20, 2009)	4.1	—
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

Oncor Electric Delivery Company LLC

Exhibits	Previously Filed* With File Number	As Exhibit

4(mm)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York Mellon, as Trustee

4(nn)	1-12833 Form 8-K (filed October 31, 2005)	10.1	—	Supplemental Indenture No. 1, dated October 25, 2005, to the Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York Mellon.

4(oo)	333-100240 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	4(b)	—	Supplemental Indenture No. 2, dated May 15, 2008, to the Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(pp)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated May 6, 2002, establishing the terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2012 and 7.000% Senior Notes due 2032.

4(qq)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York Mellon, as Trustee.

4(rr)	333-100240 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	4(c)	—	Supplemental Indenture No. 1, dated May 15, 2008, to the Indenture and Deed of Trust, dated as of August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(ss)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated August 30, 2002, establishing the form and certain terms of Oncor Electric Delivery Company LLC’s 5.00% debentures due 2007 and 7.00% Debentures due 2022.

4(tt)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated December 20, 2002, establishing the form and certain terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2015 and 7.250% Senior Notes due 2033.

4(uu)	333-100240 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	4(a)	—	Deed of Trust, Security Agreement and Fixture Filing, dated May 15, 2008, by Oncor Electric Delivery Company LLC, as Grantor, to and for the benefit of The Bank of New York, as Collateral Agent.

4(vv)	333-100240 Form 10-K (2008) (filed March 3, 2009)	4(n)	—
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

4(zz)	333-100240 Form 8-K (filed September 16, 2010)	4.1	—	Officer's Certificate, dated September 13, 2010, establishing the form and certain terms of Oncor Electric Delivery Company LLC's 5.25% Senior Secured Notes due 2040.

Exhibits	Previously Filed* With File Number	As Exhibit

4(aaa)	333-100240 Form 8-K (filed October 12, 2010)	4.1	—
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

	Other Material Contracts

Exhibits	Previously Filed* With File Number	As Exhibit

10(f)	333-100240 Form 10-K (2004) (filed March 23, 2005)	10(i)	—
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

Exhibits	Previously Filed* With File Number	As Exhibit

10(p)	1-12833 Form 8-K (filed June 25, 2014)	10(b)	—	Pledge Agreement, dated as of June 19, 2014, by and among the EFIH Debtors and Deutsche Bank AG New York Branch, as collateral agent.

10(q)	1-12833 Form 8-K (filed June 25, 2014)	10(c)	—	Security Agreement, dated as of June 19, 2014, by and among the EFIH Debtors and Deutsche Bank AG New York Branch, as collateral agent.

10(r)	1-12833 Form 8-K (filed November 18, 2015)	10(a)	—	Second Amendment to Amended and Restated Plan Support Agreement dated November 12, 2015, among the Debtors and the other parties thereto
10(s)	1-12833 Form 8-K (filed December 11, 2015)	10(a)	—	Amended and Restated Settlement Agreement dated December 2, 2015 among the Debtors and the other parties thereto.

10(t)	1-12833 Form 8-K (filed August 10, 2015)	10(c)	—
Purchase Agreement and Plan of Merger by and among Ovation Acquisition I, L.L.C., Ovation Acquisition II, L.L.C., Energy Future Intermediate Holding Company L.L.C. and Energy Future Holdings Corp. dated as of August 9, 2015.

10(u)	1-12833 Form 8-K (filed August 10, 2015)	10(d)	—
Backstop Agreement, dated as of August 9, 2015, by and among Ovation Acquisition I, L.L.C., Energy Future Holdings Corp., Energy Future Intermediate Holding Company L.L.C. and the Investors party thereto.

(12)	Statement Regarding Computation of Ratios

12(a)			—	Computation of Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.

(21)	Subsidiaries of the Registrant

21(a)			—	Subsidiaries of Energy Future Intermediate Holding Company LLC.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99(a)			—	Oncor Electric Delivery Holdings Company LLC financial statements presented pursuant to Rules 3–09 and 3–16 of Regulation S–X.

XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

Exhibits	Previously Filed* With File Number	As Exhibit

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
____________

*	Incorporated herein by reference

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Energy Future Intermediate Holding Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC
Date: February 29, 2016
	By	/s/ JOHN F. YOUNG
(John F. Young, Chair, President and Chief Executive)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Energy Future Intermediate Holding Company LLC and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	JOHN F. YOUNG	Principal Executive Officer	February 29, 2016
	(John F. Young, Chair, President and Chief Executive)	and Manager

/s/	PAUL M. KEGLEVIC	Principal Financial Officer	February 29, 2016
	(Paul M. Keglevic, Executive Vice President, Chief Financial Officer and Co-Chief Restructuring Officer)	and Manager

/s/	TERRY L. NUTT	Principal Accounting Officer	February 29, 2016
(Terry L. Nutt, Senior Vice President and Controller)

/s/	CHARLES H. CREMENS	Manager	February 29, 2016
(Charles H. Cremens)

/s/	THOMAS D. FERGUSON	Manager	February 29, 2016
(Thomas D. Ferguson)

/s/	KENNETH PONTARELLI	Manager	February 29, 2016
(Kenneth Pontarelli)

/s/	KNEELAND YOUNGBLOOD	Manager	February 29, 2016
(Kneeland Youngblood)