Form 10-Q
period 2016-03-31
Energy Future Intermediate Holding CO LLC
filed 2016-05-09
CIK 1445146

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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

At May 9, 2016, the outstanding membership interest in Energy Future Intermediate Holding Company LLC was directly held by Energy Future Holdings Corp.

Table of Contents

Energy Future Intermediate Holding Company LLC's (EFIH) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Energy Future Holdings Corp. (EFH Corp.) website at http://www.energyfutureholdings.com as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. The information on EFH Corp.'s website shall not be deemed a part of, or incorporated by reference into, this quarterly report on Form 10-Q. The representations and warranties contained in any agreement that EFIH has filed as an exhibit to this quarterly report on Form 10-Q, or that EFIH has or may publicly file in the future, may contain representations and warranties made by and to the parties thereto at specific dates. Such representations and warranties may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties' risk allocation in the particular transaction, or may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes.

This quarterly report on Form 10-Q and other Securities and Exchange Commission filings of EFIH and its subsidiaries occasionally make references to EFIH (or "the Company"), EFH Corp., Oncor Holdings or Oncor when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with, or otherwise reflected in, their respective parent company's financial statements for financial reporting purposes. However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or vice versa.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2015 Form 10-K	EFIH's Annual Report on Form 10-K for the year ended December 31, 2015

Chapter 11 Cases
Cases being heard in the US Bankruptcy Court for the District of Delaware (Bankruptcy Court) concerning voluntary petitions for relief under Chapter 11 of the US Bankruptcy Code (Bankruptcy Code) filed on April 29, 2014 by the Debtors

DIP Facilities	Refers, collectively, to EFIH's debtor-in-possession financing (see Note 8 to the Financial Statements) and TCEH's debtor-in-possession financing (TCEH DIP Facility).

Debtors	EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities

Disclosure Statement	Disclosure Statement for the Debtors' Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code filed by the Debtors with the Bankruptcy Court in May 2016

EFCH	Energy Future Competitive Holdings Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context

EFH Corp.	Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context, whose major subsidiaries include TCEH and Oncor

EFH Debtors	EFH Corp. and its subsidiaries that are Debtors in the Chapter 11 Cases, excluding the TCEH Debtors

EFIH	Energy Future Intermediate Holding Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings, and/or its subsidiaries depending on context.

EFIH Debtors	EFIH and EFIH Finance

EFIH DIP Facility	EFIH's and EFIH Finance's $5.4 billion debtor-in-possession financing facility. See Note 8 to the Financial Statements.

EFIH Finance	EFIH Finance Inc., a direct, wholly owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities

EFIH First Lien Notes
EFIH's and EFIH Finance's 6.875% Senior Secured First Lien Notes and 10.000% Senior Secured First Lien Notes exchanged or settled in June 2014 as discussed in Note 8 to the Financial Statements, collectively

EFIH Second Lien Notes	EFIH's and EFIH Finance's $322 million principal amount of 11% Senior Secured Second Lien Notes and $1.389 billion principal amount of 11.75% Senior Secured Second Lien Notes, collectively

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

Federal and State Income Tax Allocation Agreements
EFH Corp. and certain of its subsidiaries (including EFCH, EFIH and TCEH, but not including Oncor Holdings and Oncor) are parties to a Federal and State Income Tax Allocation Agreement, executed in May 2012 but effective as of January 2010.  EFH Corp., Oncor Holdings, Oncor,  Texas Transmission, and Oncor Management Investment LLC are parties to a separate Federal and State Income Tax Allocation Agreement dated November 2008. See Note 5 to the Financial Statements and Management's Discussion and Analysis, under Financial Condition.

GAAP	generally accepted accounting principles

IRS	US Internal Revenue Service

LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market

LSTC	liabilities subject to compromise

Luminant	subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management, all largely in Texas

Merger	the transaction referred to in the Agreement and Plan of Merger under which Texas Holdings agreed to acquire EFH Corp., which was completed on October 10, 2007

Oncor
Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings and an indirect subsidiary of EFH Corp., and/or its consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context, that is engaged in regulated electricity transmission and distribution activities

Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, a direct, wholly owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context

Oncor Ring-Fenced Entities	Oncor Holdings and its direct and indirect subsidiaries, including Oncor

OPEB	postretirement employee benefits other than pensions

Petition Date	April 29, 2014, the date the Debtors made the Bankruptcy Filing

Plan of Reorganization	Joint Plan of Reorganization filed by the Debtors with the Bankruptcy Court in May 2016

Plan Support Agreement	Third Amendment to the Amended and Restated Plan Support Agreement, entered into in December 2015, amending and restating the Plan Support Agreement

PUCT	Public Utility Commission of Texas

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

Settlement Agreement
Amended and Restated Settlement Agreement among the Debtors, the Sponsor Group, settling TCEH first lien creditors, settling TCEH second lien creditors, settling TCEH unsecured creditors and the official committee of unsecured creditors of TCEH (collectively, the Settling Parties), approved by the Bankruptcy Court in December 2015. See Note 2 to the Financial Statements.

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

TCEH Debtors	TCEH and its subsidiaries that are Debtors in the Chapter 11 Cases

Terminated Plan	Sixth Amended Joint Plan of Reorganization filed by the Debtors in November 2015, as amended, confirmed by the Bankruptcy Court in December 2015, which became null and void in May 2016

Texas Holdings	Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group, that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities

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

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
CONDENSED STATEMENTS OF CONSOLIDATED LOSS
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Selling, general and administrative expenses	$(1)	$(2)
Other deductions (Note 4)	—	(70)
Interest expense and related charges (Note 6)	(58)	(292)
Reorganization items (Note 7)	(35)	(48)
Loss before income taxes and equity in earnings of unconsolidated subsidiaries	(94)	(412)
Income tax benefit (Note 5)	8	65
Equity in earnings of unconsolidated subsidiaries (net of tax) (Note 3)	62	75
Net loss	$(24)	$(272)

See Notes to the Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(millions of dollars)
Net loss	$(24)	$(272)
Other comprehensive income (loss) — net of tax effects:
Net effects related to Oncor — reported in equity in earnings of unconsolidated subsidiaries (net of tax )	—	1
Total other comprehensive income (loss)	—	1
Comprehensive loss	$(24)	$(271)

See Notes to the Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(millions of dollars)
Cash flows — operating activities:
Net loss	$(24)	$(272)
Adjustments to reconcile net loss to cash used in operating activities:
Equity in earnings of unconsolidated subsidiary	(62)	(75)
Distributions of earnings from unconsolidated subsidiaries (Note 3)	40	74
Fees paid on EFIH Second Lien Notes repayment and DIP Facility (Notes 8 and 9) (reported as financing activities)	14	28
Reserve recorded for income tax receivable from EFH Corp. (Note 4)	—	70
Current taxes charged to membership interests (Note 11)	(8)	—
Changes in operating assets and liabilities:
Pre-petition interest related to EFIH Second Lien Notes repayment (Note 9)	—	(55)
Other changes in operating assets and liabilities, including liabilities subject to compromise	—	(62)
Cash used in operating activities	(40)	(292)
Cash flows — financing activities:
Fees paid on EFIH Second Lien Notes repayment and DIP Facility (Notes 8 and 9)	(14)	(28)
Repayments/repurchases of debt (Note 8)	—	(445)
Cash used in financing activities	(14)	(473)
Cash flows — investing activities:
Cash provided by investing activities	—	—
Net change in cash and cash equivalents	(54)	(765)
Cash and cash equivalents — beginning balance	354	1,157
Cash and cash equivalents — ending balance	$300	$392

See Notes to the Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS	(millions of dollars)
Current assets:
Cash and cash equivalents	$300	$354
Receivables from affiliates	2	2
Other current assets	—	1
Total current assets	302	357
Investment in Oncor Holdings (Note 3)	6,081	6,059
Total assets	$6,383	$6,416
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Borrowings under debtor-in-possession credit facilities (Note 8)	$5,400	$5,400
Trade accounts and other payables to affiliates	2	5
Income taxes payable to EFH Corp. (Note 12)	—	1
Accrued interest	1	1
Other current liabilities	76	73
Total current liabilities	5,479	5,480
Liabilities subject to compromise (Note 9)	3,354	3,354
Total liabilities	8,833	8,834
Commitments and Contingencies (Note 10)
Membership interests (Note 11):
Capital account	(2,359)	(2,327)
Accumulated other comprehensive income (loss)	(91)	(91)
Total membership interests	(2,450)	(2,418)
Total liabilities and membership interests	$6,383	$6,416

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

Various ring-fencing measures have been taken to enhance the credit quality of Oncor. Such measures include, among other things: the ownership of a 19.75% equity interest in Oncor by Texas Transmission; maintenance of separate books and records for the Oncor Ring-Fenced Entities; Oncor's board of directors being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. Oncor's operations are conducted, and its cash flows managed, independently from the Texas Holdings Group.

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

Basis of Presentation, Including Application of Bankruptcy Accounting

The condensed consolidated financial statements have been prepared in accordance with US GAAP. The condensed consolidated financial statements have been prepared as if EFIH is a going concern and contemplate the realization of assets and liabilities in the normal course of business. The condensed consolidated financial statements reflect the application of Financial Accounting Standards Board Accounting Standards Codification 852, Reorganizations (ASC 852). During the pendency of the Chapter 11 Cases, the Debtors will operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. ASC 852 applies to entities that have filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code. The guidance requires that transactions and events directly associated with the reorganization be distinguished from the ongoing operations of the business. In addition, the guidance provides for changes in the accounting and presentation of liabilities. See Notes 7 and 9 for discussion of these accounting and reporting changes.

Investments in unconsolidated subsidiaries, which are 50% or less owned and/or do not meet accounting standards criteria for consolidation, are accounted for under the equity method (see Note 3). Adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in EFIH's 2015 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

Plan of Reorganization

The Terminated Plan was confirmed by the Bankruptcy Court in December 2015. As described below, in May 2016, certain first lien creditors of TCEH delivered a Plan Support Termination Notice (as defined in the Plan Support Agreement) to the Debtors and the other parties to the Plan Support Agreement notifying such parties of the occurrence of a Plan Support Termination Event (as defined in the Plan Support Agreement). The delivery of the Plan Support Termination Notice caused the Terminated Plan to become null and void.

Following the occurrence of the Plan Support Termination Event as described above and termination of the Merger and Purchase Agreement as described below, the Debtors filed the Plan of Reorganization and the Disclosure Statement with the Bankruptcy Court in May 2016.

The Plan of Reorganization provides that the confirmation and effective date of the Plan of Reorganization with respect to the TCEH Debtors may occur separate from, and independent of, the confirmation and effective date of the Plan of Reorganization with respect to the Debtors other than the TCEH Debtors (the EFH Debtors). The Plan of Reorganization, subject to certain conditions and required regulatory approvals, provides for, among other things:

•
with respect to the TCEH Debtors, either (i) a tax-free spin-off from EFH Corp. (the Reorganized TCEH Spin-Off), including a transaction that will result in a partial step-up in the tax basis of certain TCEH assets, or (ii) a taxable transaction that results in the assets of the TCEH Debtors being distributed to Reorganized TCEH, and

•
with respect to the EFH Debtors, the reorganization of EFH Corp. and EFIH (Reorganized EFH) either pursuant to (a) an equity investment (which may be from existing creditors or third-party investors) or (b) pursuant to a standalone plan of reorganization, in which creditors receive certain allocated pro rata shares of common stock of Reorganized EFH.

Information contained in the Plan of Reorganization and the Disclosure Statement is subject to change, whether as a result of amendments to the Plan of Reorganization, requirements by the Bankruptcy Court, actions of third parties, or otherwise.

The Bankruptcy Code does not permit solicitation of acceptances of a plan of reorganization until the Bankruptcy Court approves the applicable disclosure statement relating to such plan of reorganization. Accordingly, this quarterly report on Form 10-Q is not intended to be a solicitation for a vote on the Plan of Reorganization. There can be no assurance that the Bankruptcy Court will approve the Disclosure Statement, that the Debtors' stakeholders will vote to accept the Plan of Reorganization, or that the Bankruptcy Court will confirm the Plan of Reorganization. The Debtors will emerge from bankruptcy if and when a plan of reorganization receives the requisite approval from holders of claims, the Bankruptcy Court enters an order confirming such plan of reorganization, and certain conditions to the effectiveness of such plan of reorganization are satisfied.

Plan Support Agreement

In August 2015 (as amended in September 2015 and November 2015), each of the Debtors entered into a Plan Support Agreement (Plan Support Agreement) with various of their respective creditors, the Sponsor Group, the official committee of TCEH unsecured creditors and the Investor Group in order to effect an agreed upon restructuring of the Debtors pursuant to the Terminated Plan along with, upon certain events, an Alternative Restructuring (as defined in the Plan Support Agreement), which includes the Plan of Reorganization. The Bankruptcy Court approved the Debtors' entry into the Plan Support Agreement in September 2015.

In May 2016, certain first lien creditors of TCEH (the Required TCEH First Lien Creditors) delivered a Plan Support Termination Notice to the Debtors and the other parties to the Plan Support Agreement notifying such parties of the occurrence of a Plan Support Termination Event pursuant to Section 11(g) of the Plan Support Agreement. The Plan Support Termination Notice stated that the Plan Support Outside Date can only be extended beyond April 30, 2016 if: (i) all required approvals from the PUCT with respect to the consummation of the Terminated Plan had been obtained before such date, or (ii) the Required Investor Parties (as defined in the Plan Support Agreement) submit a written request, which is received by the Required TCEH First Lien Creditors no later than April 30, 2016, to extend the Plan Support Outside Date for thirty days. The Plan Support Termination Notice stated that neither of the foregoing extensions had been triggered as of the date of the Plan Support Termination Notice. The delivery of the Plan Support Termination Notice caused the Terminated Plan to become null and void. The delivery of the Plan Support Termination Notice does not terminate the obligations of certain of the parties thereto to not object to or interfere with an Alternative Restructuring (including the Plan of Reorganization), subject to certain conditions.

The parties' obligations with respect to such Alternative Restructuring, which remain in effect, may be terminated upon the occurrence of certain events described in the Plan Support Agreement. In addition, under the Plan Support Agreement, the supporting parties have committed to support the inclusion of releases with respect to the claims described in the Settlement Agreement (described below) in the context of an alternative plan (which would become effective when a plan of reorganization contemplating an Alternative Restructuring, such as the Plan of Reorganization, becomes effective).

Settlement Agreement

The Settling Parties entered into a settlement agreement (the Settlement Agreement) in August 2015 (as amended in September 2015) to compromise and settle, among other things (a) intercompany claims among the Debtors, (b) claims and causes of actions against holders of first lien claims against TCEH and the agents under the TCEH Senior Secured Facilities, (c) claims and causes of action against holders of interests in EFH Corp. and certain related entities and (d) claims and causes of action against each of the Debtors' current and former directors, the Sponsor Group, managers and officers and other related entities. The Settlement Agreement remains effective, notwithstanding the termination of the Terminated Plan. The Bankruptcy Court approved the Settlement Agreement in December 2015.

Termination of Merger and Purchase Agreement

In August 2015, EFH Corp. and EFIH entered into a Purchase Agreement and Agreement and Plan of Merger (Merger and Purchase Agreement) with two acquisition entities, Ovation Acquisition I, L.L.C. (OV1) and Ovation Acquisition II, L.L.C. (together with OV1, the Purchasers), which are controlled by a consortium (collectively, the Investor Group) consisting of certain TCEH creditors, an affiliate of Hunt Consolidated, Inc. and certain other investors designated by Hunt Consolidated, Inc., pursuant to which the Purchasers agreed to acquire Reorganized EFH. In May 2016, following receipt of the Plan Support Termination Notice described above, EFH Corp. and EFIH delivered a written notice to the Purchasers terminating the Merger and Purchase Agreement due to the occurrence of a Plan Support Termination Event under the Plan Support Agreement. EFH Corp. and EFIH are entitled to reimbursement by the Purchasers of certain fees and expenses incurred by EFH Corp. and EFIH or paid by EFH Corp. or EFIH to, or on behalf of, the Purchasers prior to, and as a result of, the termination of the Merger Agreement.

As a result of the termination of the Merger and Purchase Agreement, each of the (i) equity commitment letter delivered by each member of the Investor Group in favor of EFH Corp., EFIH and the Purchasers in connection with the execution of the Merger and Purchase Agreement and (ii) Backstop Agreement (Backstop Agreement) between EFH Corp. and EFIH and certain investors named therein and their permitted assignees (Backstop Purchasers) and OV1, pursuant to which the Backstop Purchasers agreed to backstop approximately $5.087 billion of equity rights offered to certain holders of claims against the Debtors, automatically terminated.

Texas Transmission Acquisition

EFH Corp. instituted an adversary proceeding in the Bankruptcy Court to enforce certain rights against Texas Transmission under the Investor Rights Agreement, dated November 2008 among Oncor and certain of its direct and indirect equity holders, including EFH Corp. and Texas Transmission (Investor Rights Agreement), including with respect to Texas Transmission's obligations to participate in a sale of EFH Corp.'s interests in Oncor. In April 2016, the Bankruptcy Court ruled in favor of EFH Corp. in this proceeding (see Note 10).

Scheduling Matters

The Debtors filed a proposed scheduling order with respect to the Disclosure Statement and the Plan of Reorganization in May 2016. The Bankruptcy Court is scheduled to hold a hearing later in May 2016 to consider the Debtors' scheduling request with respect to the timing of the hearing to consider approval of the Disclosure Statement, confirmation of the Plan of Reorganization and related discovery protocols. The timelines set forth in the proposed scheduling order are subject to revision by the Bankruptcy Court, and may change based on subsequent orders entered by the Bankruptcy Court (on its own, upon the motion of a party, or upon the Debtors' request).

Tax Matters

In June 2014, EFH Corp. filed a request with the IRS for a private letter ruling, which request has been supplemented from time to time in response to requests from the IRS for information or as required by changes in the contemplated transactions (as supplemented, the Private Letter Ruling). It is expected that, among other things, the Private Letter Ruling, if obtained, will provide for certain rulings regarding the qualification of (i) the transfer of certain assets and ordinary course operating liabilities to a newly-formed entity wholly-owned by TCEH (Reorganized TCEH) and (ii) the distribution of the equity of Reorganized TCEH, the cash proceeds from Reorganized TCEH debt, the cash proceeds from the sale of preferred stock in a newly-formed entity, and the right to receive payments under a tax receivables agreement (if any), to holders of TCEH first lien claims as a reorganization qualifying for tax-free treatment to the extent of the Reorganized TCEH stock received. The Debtors intend to continue to pursue the Private Letter Ruling to support the Plan of Reorganization.

Implications of the Chapter 11 Cases

EFIH's ability to continue as a going concern is contingent upon, among other factors, its ability to comply with the financial and other covenants contained in the DIP Facility described in Note 8, its ability to obtain new debtor in possession financing in the event the DIP Facility were to expire during the pendency of the Chapter 11 Cases, EFIH's ability to complete a Chapter 11 plan of reorganization in a timely manner, including obtaining creditor and Bankruptcy Court approval of such plan, obtaining applicable regulatory approvals required for such plan and EFIH's ability to obtain any exit financing needed to implement such plan. These circumstances and uncertainties inherent in the bankruptcy proceedings raise substantial doubt about EFIH's ability to continue as a going concern.

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

Since the Petition Date and prior to the applicable bar dates (which have expired), the Debtors have received approximately 41,300 filed pre-petition claims, including approximately 30,900 asbestos claims. The Debtors have substantially completed the process of reconciling all non-asbestos claims that were filed and have recorded such claims at the expected allowed amount. As of May 9, 2016, approximately 5,700 of those claims have been settled, withdrawn or expunged. The Debtors continue to work with creditors regarding certain non-asbestos claims to determine the ultimate amount of the allowed claims. Differences between those final allowed claims and the liabilities recorded in the condensed consolidated balance sheets will be recognized as reorganization items in the Debtors condensed statements of consolidated loss as they are resolved. The resolution of such claims could result in material adjustments to their financial statements.

Certain claims filed or reflected in the Debtors schedules of assets and liabilities will be resolved on the effective date of the Plan of Reorganization, including certain claims filed by holders of funded debt and contract counterparties. Claims that remain unresolved or unreconciled through the filing of this report have been estimated based upon management's best estimate of the likely claim amounts that the Bankruptcy Court will ultimately allow.

PUCT Approval of Acquisition of Reorganized EFH

In March 2016, the PUCT approved the acquisition of Reorganized EFH contemplated by the Merger and Purchase Agreement. The order approving the acquisition is subject to a number of material conditions and commitments. The PUCT issued the final order related to the acquisition in March 2016. In April 2016, prior to the termination of the Merger and Purchase Agreement, the Investor Group requested a rehearing by the PUCT with respect to certain conditions and commitments set forth in the PUCT's final order. The PUCT will consider the Investor Group's request for a rehearing later in May 2016. We cannot predict the outcome of this request.

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

EFIH does not consolidate Oncor Holdings and instead accounts for it as an equity method investment because the structural and operational ring-fencing measures discussed in Note 1 prevent EFIH from having power to direct the significant activities of Oncor Holdings or Oncor. In accordance with accounting standards, EFIH accounts for its investment in Oncor Holdings under the equity method, as opposed to the cost method, based on its level of influence over its activities.

The carrying value of EFIH's variable interest in Oncor Holdings totaled approximately $6.081 billion and $6.059 billion at March 31, 2016 and December 31, 2015, respectively, and is reported as investment in Oncor Holdings in EFIH's condensed consolidated balance sheets. EFIH's maximum exposure to loss from this investment does not exceed its carrying value.

See Note 12 for discussion of Oncor Holdings' and Oncor's transactions with EFH Corp. and its other subsidiaries.

Distributions from Oncor Holdings and Related Considerations — Oncor Holdings' distributions of earnings to EFIH totaled $40 million and $74 million for the three months ended March 31, 2016 and 2015, respectively. Distributions may not be paid except to the extent Oncor maintains a required regulatory capital structure as discussed below. At March 31, 2016, $54 million was eligible to be distributed to Oncor's members after taking into account the regulatory capital structure limit. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the applicable board determines in good faith that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings.

Oncor's distributions are limited by its regulatory capital structure, which is required to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At March 31, 2016, Oncor's regulatory capitalization ratio was 59.7% debt to 40.3% equity. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes bonds issued by Oncor Electric Delivery Transition Bond Company LLC, which were issued in 2003 and 2004 to recover specific generation-related regulatory assets and other qualified costs. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).

EFH Corp., Oncor Holdings, Oncor and Oncor's minority investor are parties to a Federal and State Income Tax Allocation Agreement. Additional income tax amounts receivable or payable may arise in the normal course under that agreement.

Oncor Holdings Financial Statements — Condensed statements of consolidated income of Oncor Holdings and its subsidiaries for the three months ended March 31, 2016 and 2015 are presented below:

	Three Months Ended March 31,
	2016	2015
Operating revenues	$943	$946
Operation and maintenance expenses	(401)	(380)
Depreciation and amortization	(211)	(217)
Taxes other than income taxes	(113)	(111)
Other income and (deductions) — net	(5)	(1)
Interest expense and related charges	(84)	(81)
Income before income taxes	129	156
Income tax expense	(51)	(61)
Net income	78	95
Net income attributable to noncontrolling interests	(16)	(20)
Net income attributable to Oncor Holdings	$62	$75

Assets and liabilities of Oncor Holdings at March 31, 2016 and December 31, 2015 are presented below:

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$21	$26
Restricted cash	60	38
Trade accounts receivable — net	382	388
Trade accounts and other receivables from affiliates	101	118
Income taxes receivable from EFH Corp.	102	107
Inventories	100	82
Prepayments and other current assets	100	88
Total current assets	866	847
Other investments	94	97
Property, plant and equipment — net	13,234	13,024
Goodwill	4,064	4,064
Regulatory assets — net	1,163	1,194
Other noncurrent assets	41	31
Total assets	$19,462	$19,257
LIABILITIES
Current liabilities:
Short-term borrowings	$1,054	$840
Long-term debt due currently	41	41
Trade accounts payable — nonaffiliates	197	150
Income taxes payable to EFH Corp.	24	20
Accrued taxes other than income	67	181
Accrued interest	67	82
Other current liabilities	141	144
Total current liabilities	1,591	1,458
Accumulated deferred income taxes	2,010	1,985
Long-term debt, less amounts due currently	5,648	5,646
Other noncurrent liabilities and deferred credits	2,310	2,306
Total liabilities	$11,559	$11,395

4.	OTHER DEDUCTIONS

In 2015 EFIH had income tax receivables from EFH Corp. that arose under the Federal and State Income Tax Allocation Agreement. In consideration of the Bankruptcy Filing, EFIH had fully reserved all amounts under that agreement because of the significant uncertainty regarding their ultimate settlement, resulting in a charge of $70 million for the three months ended March 31, 2015. In December 2015, the Bankruptcy Court approved the Settlement Agreement, which settled the intercompany claims among the Debtors, including the $173 million income tax receivable from EFH Corp. that had previously been fully reserved (see Note 2).

5.	INCOME TAXES

EFH Corp. files a US federal income tax return that includes the results of EFCH, EFIH, Oncor Holdings and TCEH. Oncor is a partnership for US federal income tax purposes and is not a corporate member of the EFH Corp. consolidated group.

EFH Corp. and certain of its subsidiaries (including EFCH, EFIH, and TCEH, but not including Oncor Holdings and Oncor) are parties to a Federal and State Income Tax Allocation Agreement, which provides, among other things, that any corporate member or disregarded entity in the EFH Corp. group is required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. The Plan of Reorganization provides that upon the effective date of the plan the Debtors will reject this agreement. Additionally, under the terms of the Settlement Agreement, no further cash payments among the Debtors will be made in respect of federal income taxes. The EFH Corp. group has elected to continue to allocate federal income taxes among the entities that are parties to the Federal and State Income Tax Allocation Agreement. The Settlement Agreement did not alter the allocation and payment for state income taxes, which will continue to be settled.

EFH Corp., Oncor Holdings, Oncor and Oncor's minority investors are parties to a separate Federal and State Income Tax Allocation Agreement, which governs the computation of federal income tax liability among such parties, and similarly provides, among other things, that each of Oncor Holdings and Oncor will pay EFH Corp. its share of an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. The Settlement Agreement had no impact on the tax sharing agreement among EFH, Oncor Holdings and Oncor. Accordingly, EFIH's income tax expense and related balance sheet amounts are recorded as if EFIH files its own corporate income tax returns. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities as required under accounting rules. Income tax assets and liabilities related to pushed down debt are settled as membership interests transactions.

In evaluating EFIH's ability to utilize its deferred tax assets related to its net operating losses, EFIH considers all available positive and negative information, including scheduled reversals of deferred tax liabilities, taxable income, tax-planning strategies, and results of operations. Due to the uncertainty of the ultimate recovery by EFIH of the benefit of its NOLs, a valuation allowance had been recorded on EFIH’s net deferred tax assets. The income tax benefit for the three months ended March 31, 2016 was offset by a charge directly to EFIH’s membership interests (see Note 11).

The calculation of EFIH's effective tax rate is as follows:

	Three Months Ended March 31,
	2016	2015
Loss before income taxes and equity in earnings of unconsolidated subsidiaries	$(94)	$(412)
Exclude reserve against income tax receivable from EFH Corp. recorded without income tax benefit	—	70
Adjusted loss before income taxes and equity in earnings on unconsolidated subsidiaries	$(94)	$(342)
Income tax benefit	$8	$65
Effective tax rate	8.5%	19.0%

For the three months ended March 31, 2016 and 2015, the effective tax rate was lower than the US Federal statutory rate of 35% due primarily to the valuation allowance against deferred tax assets and nondeductible legal and other professional services costs related to the Chapter 11 Cases.

6.	INTEREST EXPENSE AND RELATED CHARGES

	Three Months Ended March 31,
	2016	2015
Interest paid/accrued on debtor-in-possession financing	$58	$57
Interest paid/accrued on pre-petition debt (a)	—	235
Total interest expense and related charges	$58	$292
___________

(a)	For the three months ended March 31, 2015, amount includes $235 million in post-petition interest related to the EFIH Second Lien Notes (see Note 9).

Interest expense for the three months ended March 31, 2015 reflects interest paid and accrued on debtor in possession financing and post-petition interest paid on EFIH's Second Lien Notes as approved by the Bankruptcy Court in March 2015 (see Notes 8 and 9).

The Bankruptcy Code generally restricts payment of interest on pre-petition debt, subject to certain exceptions. The Bankruptcy Court approved post-petition interest payments on the EFIH Second Lien Notes in March 2015 as discussed in Note 9. Additional interest payments may also be made upon approval by the Bankruptcy Court (see Note 10). Other than amounts ordered or approved by the Bankruptcy Court, effective on the Petition Date, EFIH discontinued recording interest expense on outstanding pre-petition debt classified as LSTC. The table below shows contractual interest amounts, which are amounts due under the contractual terms of the outstanding debt, including debt subject to compromise during the Chapter 11 Cases. Interest expense reported in the condensed statements of consolidated loss for the three months ended March 31, 2016 and 2015 does not include $101 million and $61 million, respectively in contractual interest on pre-petition debt classified as LSTC, which has been stayed by the Bankruptcy Count effective on the Petition Date. Interest expense as calculated under the contractual terms of EFIH's pre-petition debt, all of which is subject to compromise, totaled $101 million and $111 million for the three months ended March 31, 2016 and 2015, respectively. Of the $235 million of interest paid/accrued on pre-petition debt during the three months ended March 31, 2015, $50 million is contractually related to 2015, which is $61 million lower than the contractual requirement for the period. The remaining $185 million of interest paid on pre-petition debt related to contractual interest from 2014, which was accrued and paid in 2015 upon Bankruptcy Court approval.

	Three Months Ended March 31,
	2016	2015
Contractual interest on debt classified as LSTC	$101	$111
Approved interest paid/accrued	—	50
Contractual interest on debt classified as LSTC not paid/accrued	$101	$61

7.	REORGANIZATION ITEMS

Expenses and income directly associated with the Chapter 11 Cases are reported separately in the condensed statements of consolidated loss as reorganization items as required by ASC 852, Reorganizations. Reorganization items also include adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts, as such adjustments are determined. The following table presents reorganization items incurred in the three months ended March 31, 2016 and 2015, as reported in the condensed statements of consolidated loss:

	Three Months Ended March 31,
	2016	2015

Fees associated with extension of the DIP Facility	$14	$—
Fees associated with EFIH Second Lien Notes repayment	—	28
Expenses related to legal advisory and representation services	11	14
Expenses related to other professional consulting and advisory services	10	6
Total reorganization items	$35	$48

8.	DEBTOR-IN-POSSESSION BORROWING FACILITIES

The DIP Facility and EFIH Second Lien Notes Repayment — The Bankruptcy Court approved the DIP Facility in June 2014. The DIP Facility provides for a $5.4 billion first-lien debtor-in-possession financing facility. In March 2015, $750 million of cash borrowings were used to repay $445 million principal amount of EFIH Second Lien Notes (including accrued and unpaid pre-petition interest of $55 million and post-petition interest of $235 million) and certain fees (see Note 9).

As of March 31, 2016, remaining cash on hand from borrowings under the DIP Facility, net of fees, totaled approximately $300 million, which was held as cash and cash equivalents. In the March 31, 2016 condensed consolidated balance sheet, the borrowings under the DIP Facility are reported as current liabilities. In January 2016, the Debtors paid a $14 million extension fee to extend the maturity date of the DIP Facility to December 2016. The terms of the DIP Facility were otherwise unchanged. The DIP Facility must be repaid in full prior to the EFIH Debtors emergence from the Chapter 11 Cases.

The principal amounts outstanding under the DIP Facility bear interest based on applicable LIBOR rates, subject to a 1% floor, plus 3.25%. At both March 31, 2016 and December 31, 2015, outstanding borrowings under the DIP Facility totaled $5.4 billion at an annual interest rate of 4.25%. The DIP Facility is a non-amortizing loan that may, subject to certain limitations, be voluntarily prepaid by the EFIH Debtors, in whole or in part, without any premium or penalty.

The DIP Facility will mature on the earlier of (a) the effective date of any plan of reorganization, (b) upon the event of the sale of substantially all of EFIH's assets or (c) December 2016.

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

The DIP Facility provides for affirmative and negative covenants applicable to EFIH and EFIH Finance, including affirmative covenants requiring EFIH and EFIH Finance to provide financial information, budgets and other information to the agents under the DIP Facility, and negative covenants restricting EFIH's and EFIH Finance's ability to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions, in each case except as permitted in the DIP Facility. The DIP Facility also includes a minimum liquidity covenant pursuant to which EFIH cannot allow the amount of its unrestricted cash (as defined in the DIP Facility) to be less than $150 million. As of March 31, 2016, EFIH was in compliance with this minimum liquidity covenant. The Oncor Ring-Fenced Entities are not restricted subsidiaries for purposes of the DIP Facility.

The DIP Facility provides for certain customary events of default, including events of default resulting from non-payment of principal, interest or other amounts when due, material breaches of representations and warranties, material breaches of covenants in the DIP Facility or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against EFIH. Upon the existence of an event of default, the DIP Facility provides that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

The DIP Facility permits, subject to certain terms, conditions and limitations set forth in the DIP Facility, EFIH to incur incremental junior lien subordinated debt in an aggregate amount not to exceed $3 billion.

9.	LIABILITIES SUBJECT TO COMPROMISE (LSTC)

The amounts classified as LSTC reflect the company's estimate of pre-petition liabilities and other expected allowed claims to be addressed in the Chapter 11 Cases and may be subject to future adjustment as the Chapter 11 Cases proceed. The following table presents LSTC as reported in the condensed consolidated balance sheets at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Notes, loans and other debt per the following table	$3,273	$3,273
Accrued interest on notes, loans and other debt	81	81
Total liabilities subject to compromise	$3,354	$3,354

Pre-Petition Notes, Loans and Other Debt Reported as LSTC

Amounts presented below represent principal amounts of pre-petition notes, loans and other debt reported as LSTC.

	March 31, 2016	December 31, 2015
Debt issued by EFIH:
11% Fixed Senior Secured Second Lien Notes due October 1, 2021	$322	$322
11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022	1,389	1,389
11.25% / 12.25% Senior Toggle Notes due December 1, 2018	1,530	1,530
9.75% Fixed Senior Notes due October 15, 2019	2	2
Total debt issued by EFIH	3,243	3,243
Pushed down pre-petition debt (a):
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017	17	17
11.25% / 12.00% EFH Corp. Senior Toggle Notes due November 1, 2017	13	13
Total pushed down debt	30	30
Total debt	$3,273	$3,273
________________

(a)	Represents 50% of the amount of these EFH Corp. securities guaranteed by EFIH and pushed down per the discussion below under "Guarantees and Push Down of EFH Corp. Debt."

Repayment of EFIH Notes

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

Information Regarding Significant Pre-Petition Debt

See Note 9 to the Financial Statements in EFIH's 2015 Form 10-K for information regarding its pre-petition debt. There have been no changes in pre-petition debt since December 31, 2015.

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

Pre-petition debt guaranteed and subject to push down at March 31, 2016 and December 31, 2015 totals $60 million and consists of $33 million principal amount of EFH Corp. 10.875% Notes and $27 million principal amount of EFH Corp. Toggle Notes. The amount reflected in EFIH's condensed consolidated balance sheets as pushed down pre-petition debt ($30 million at both March 31, 2016 and December 31, 2015, as shown in the debt table above) represents 50% of the principal amount of the EFH Corp. Merger-related debt guaranteed. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., EFIH records the settlement of such amounts as noncash capital contributions from EFH Corp.

There were no payments of interest by EFH Corp. on pre-petition debt pushed down for the three months ended March 31, 2016 and 2015.

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

Make-whole Claims — In May 2014, the indenture trustee for the EFIH 10% First Lien Notes initiated litigation in the Bankruptcy Court seeking, among other things, a declaratory judgment that EFIH is obligated to pay a make-whole premium in connection with the cash repayment of the EFIH First Lien Notes and that such make-whole premium is an allowed secured claim, or in the alternative, an allowed secured or unsecured claim for breach of contract (EFIH First Lien Make-whole Claims). The indenture trustee has alleged that the EFIH First Lien Make-whole Claims are valued at approximately $432 million plus reimbursement of expenses. In separate rulings in March and July 2015, the Bankruptcy Court found that no make-whole premium is due with respect to the EFIH 10% First Lien Notes. In February 2016, the US District Court for the District of Delaware affirmed the Bankruptcy Court's rulings. In February 2016, the Indenture Trustee appealed the District Court's ruling to the US Court of Appeals for the Third Circuit. The EFIH Debtors intend to vigorously defend against this appeal. EFIH cannot predict the outcome of this appeal.

In June 2014, the indenture trustee for the EFIH Second Lien Notes initiated litigation in the Bankruptcy Court seeking similar relief with respect to the EFIH Second Lien Notes, including among other things, that EFIH is obligated to pay a make-whole premium in connection with any repayment of the EFIH Second Lien Notes and that such make-whole premium would be an allowed secured claim, or in the alternative, an allowed secured or unsecured claim for breach of contract (the EFIH Second Lien Make-whole Claims). If, as of March 31, 2016, the EFIH Second Lien Make-whole Claims were allowed, the amount of such claims would have been approximately $356 million plus reimbursement of expenses. In October 2015, the Bankruptcy Court issued a ruling and order in favor of the EFIH Debtors. The order and ruling found that no make-whole premium is due with respect to the EFIH Second Lien Notes. In April 2016, the US District Court for the District of Delaware issued a ruling and order affirming the Bankruptcy Court's decision. The indenture trustee has appealed that decision to the US Court of Appeals for the Third Circuit, and that court has consolidated the appeal with the appeal filed by the indenture trustee for the EFIH 10% First Lien Notes described above for the purposes of oral argument, if any, and final disposition. The EFIH Debtors intend to vigorously defend against this appeal. EFIH cannot predict the outcome of this appeal.

In July 2015, the EFIH Debtors filed a claim objection with the Bankruptcy Court regarding the EFIH PIK noteholders' claims for a redemption or make-whole premium and post-petition interest at the contract rate under the EFIH PIK Notes. In October 2015, the Bankruptcy Court issued opinions in favor of the EFIH Debtors. One opinion found that no make-whole premium is due with respect to the EFIH PIK Notes. The second opinion found that the EFIH PIK noteholders' allowed claim does not, as a matter of law, include post-petition interest whether at the contract rate or the Federal Judgment Rate. This opinion did find, however, that, in connection with the confirmation of a plan of reorganization, the Bankruptcy Court could, at its discretion, grant post-petition interest as part of the EFIH PIK noteholders' allowed claim under general principals of equity and that such grant could be at the contract rate, the Federal Judgment Rate or any other amount that the Bankruptcy Court determines to be equitable. In November 2015, a majority of the EFIH PIK Noteholders settled their claims contingent on the Terminated Plan becoming effective. These settling noteholders have appealed both of the Bankruptcy Court's rulings to the US District Court for the District of Delaware. Those appeals were stayed pending the effective date of the Terminated Plan. Now that the Terminated Plan is null and void, some or all of these appeals may be revived. Some EFIH PIK Noteholders have not settled their claims. They have appealed the Bankruptcy Court's ruling on post-petition interest to the US District Court for the District of Delaware. That appeal has also been stayed pending an equitable proceeding. The non-settling EFIH PIK Noteholders have also sought to be awarded post-petition interest through an equitable proceeding suggested by the Bankruptcy Court’s second opinion. No briefing schedule has been set for that equitable proceeding. The non-settling EFIH PIK Noteholders' appeal may be revived in connection with an equitable proceeding. The EFIH Debtors intend to vigorously defend against the award of post-petition interest at a rate higher than the Federal Judgment Rate. EFIH cannot predict the outcome of either of these appeals or any equitable proceeding seeking the award of post-petition interest.

In addition, creditors may make additional claims in the Chapter 11 Cases for make-whole or redemption premiums in connection with repayments or settlement of other pre-petition debt. These claims could be material. There can be no assurance regarding the outcome of any of the litigation regarding the validity or, if deemed valid, the amount of these make-whole or redemption claims.

Adversary Complaint against Texas Transmission — In October 2015, EFH Corp. filed with the Bankruptcy Court an adversary complaint against Texas Transmission seeking a judgment from the Bankruptcy Court regarding the obligations of Texas Transmission under the Investor Rights Agreement to participate in a sale of EFH Corp.'s interests in Oncor. In April 2016, the Bankruptcy Court announced it would approve EFH Corp. and the Purchasers' motion for summary judgment in full and denied Texas Transmission's motion for a determination that the court lacks authority to enter a final judgment or order in the proceeding. A written opinion and order regarding these rulings is pending.

11.	MEMBERSHIP INTERESTS

Cash Distributions

No cash distributions were made in either the three months ended March 31, 2016, or 2015.

Distribution Restrictions

The agreement governing the DIP Facility generally restricts EFIH's ability to make distributions or loans to any of its parent companies or their subsidiaries unless such distributions or loans are expressly permitted under the agreement governing such facility.

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

Membership Interests

The following table presents the changes (all after tax) to membership interests for the three months ended March 31, 2016:

	Capital Accounts	Affiliate Debt Held by EFIH	Accumulated Other Comprehensive Loss	Total Membership Interests
Balance at December 31, 2015	$(2,327)	$—	$(91)	$(2,418)
Net income	(24)	—	—	(24)
Current taxes computed under separate return method (a)	(8)	—	—	(8)
Balance at March 31, 2016	$(2,359)	$—	$(91)	$(2,450)
___________

(a)
Under the Federal and State Income Tax Allocation Agreement and consistent with GAAP, the income tax provision is computed on a separate return basis.  However, under the terms of the Settlement Agreement, no further cash payments among the Debtors will be made in respect of federal income taxes resulting in a charge directly to membership interests for any current federal taxes.

The following table presents the changes to membership interests for the three months ended March 31, 2015:

	Capital Accounts	Affiliate Debt Held by EFIH	Accumulated Other Comprehensive Loss	Total Membership Interests
Balance at December 31, 2014	$(1,482)	$(635)	$(86)	$(2,203)
Net income	(272)	—	—	(272)
Effect of debt push-down from EFH Corp.	5	—	—	5
Net effects related to Oncor	—	—	1	1
Balance at March 31, 2015	$(1,749)	$(635)	$(85)	$(2,469)

Accumulated Other Comprehensive Loss

There were no material changes to accumulated other comprehensive income (loss) in the three months ended March 31, 2016.

The following table presents the changes to accumulated other comprehensive income (loss) for the three months ended March 31, 2015. There was no other comprehensive income (loss) before reclassification for the period.

	Dedesignated Cash Flow Hedges - Oncor	Pension and Other Postretirement Employee Benefit Liabilities Adjustments - Oncor	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(19)	$(67)	$(86)
Amounts reclassified from accumulated other comprehensive loss and reported in:
Equity in earnings of unconsolidated subsidiaries (net of tax)	1	—	1
Total amount reclassified from accumulated other comprehensive loss during the period	1	—	1
Balance at March 31, 2015	$(18)	$(67)	$(85)

12.	RELATED–PARTY TRANSACTIONS

The following represent EFIH's significant related-party transactions. Also see Note 11 for a discussion of EFH Corp. and TCEH debt securities held by EFIH that were eliminated in December 2015 as a result of the Settlement Agreement approved by the Bankruptcy Court.

•
A subsidiary of EFH Corp. bills EFIH for administrative services such as accounting and finance at cost, and EFIH reimburses the subsidiary for the allocated costs on a monthly basis. This expense, which is reported in SG&A expenses, totaled $1 million for both the three months ended March 31, 2016 and 2015.

•
EFH Corp. files consolidated federal income tax and Texas state margin tax returns, and under a Federal and State Income Tax Allocation Agreement, allocates income taxes to EFIH substantially as if it were filing its own corporate income tax returns. In December 2015, the Bankruptcy Court approved the Settlement Agreement which settled the intercompany claims among the Debtors, including $173 million fully-reserved income tax receivables from EFH Corp. Pursuant to the Settlement Agreement EFIH has not made any federal income tax payments to EFH Corp. or received any tax refunds from EFH Corp in the three months ended March 31, 2016 (see Note 2). EFIH made state income tax payments to EFH Corp. of $1 million in the three months ended March 31, 2016. EFIH has also not made any income tax payments to EFH Corp. or received any tax refunds from EFH Corp. in the three months ended March 31, 2015. See discussion below regarding allocation of income tax liabilities to Oncor Holdings and Oncor under the Federal and State Income Tax Allocation Agreement.

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

Significant related-party transactions between Oncor Holdings (including its consolidated subsidiary Oncor) and EFH Corp., other affiliates of EFH Corp. and the Sponsor Group are as follows:

•
Oncor receives payments from subsidiaries of TCEH for services it provides, principally the delivery of electricity. Revenues recorded by Oncor for these services totaled $220 million and $236 million for the three months ended March 31, 2016 and 2015, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. These revenues from subsidiaries of TCEH represented 23% and 25% of Oncor Holdings' operating revenues for the three months ended March 31, 2016 and 2015, respectively. Oncor Holdings' condensed consolidated balance sheets at March 31, 2016 and December 31, 2015 reflect current receivables from affiliates totaling $101 million and $118 million, respectively, consisting almost entirely of trade receivables from subsidiaries of TCEH related to these electricity delivery fees.

•
Oncor pays EFH Corp. subsidiaries for financial and other administrative services and shared facilities at cost. Such amounts increased Oncor's reported operation and maintenance expense by $1 million and $6 million for the three months ended March 31, 2016 and 2015, respectively.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH's consolidated balance sheets) is funded by a delivery fee surcharge collected from REPs by Oncor, as collection agent, and remitted monthly to TCEH. The delivery fee surcharges remitted to TCEH totaled $4 million for both the three months ended March 31, 2016 and 2015.

•
EFH Corp. files a consolidated federal income tax return that includes Oncor Holdings' results. Oncor is not a member of EFH Corp.'s consolidated tax group, but EFH Corp.'s consolidated federal income tax return includes EFH Corp.'s portion of Oncor's as a result of EFH Corp.'s equity ownership in Oncor. EFH Corp. also files a consolidated Texas state margin tax return that includes all of Oncor Holdings' and Oncor's results. However, under a Federal and State Income Tax Allocation Agreement, Oncor Holdings and Oncor record their federal income tax and Texas state margin taxes as if Oncor Holdings and Oncor were filing their own corporate income tax returns.

At March 31, 2016, Oncor Holdings' net current amount receivable from EFH Corp. related to federal and state income taxes totaled $78 million, $81 million of which related to Oncor. The $81 million net receivable from EFH Corp. included a $105 million federal income tax receivable offset by a $24 million state margin tax payable. Additionally, at March 31, 2016 Oncor had a noncurrent tax receivable from EFH Corp. of $65 million and Oncor Holdings had a $2 million noncurrent tax payable to EFH Corp. At December 31, 2015, Oncor Holdings' net current amount receivable from EFH Corp. related to federal and state income taxes totaled $87 million, $89 million of which related to Oncor. The $89 million net receivable from EFH Corp. included a $109 million federal income tax receivable offset by a $20 million state margin tax payable. Additionally, at December 31, 2015 Oncor had a noncurrent tax receivable from EFH Corp. of $65 million and Oncor Holdings had a $2 million noncurrent tax payable to EFH Corp.

For the three months ended March 31, 2016, Oncor Holdings and Oncor made income tax payments to EFH Corp totaling $5 million and zero, respectively. For the three months ended March 31, 2015, Oncor Holdings and Oncor made income tax payments to EFH Corp totaling $6 million and zero, respectively.

•
Oncor has requirements in place to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of Oncor Electric Delivery Transition Bond Company LLC. Under these requirements, and as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at both March 31, 2016 and December 31, 2015, TCEH had posted letters of credit and/or cash in the amount of $6 million for Oncor's benefit.

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

13.	SUPPLEMENTARY FINANCIAL INFORMATION

Fair Value of Debt

	March 31, 2016		December 31, 2015
Debt:	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under debtor-in-possession credit facilities (Note 8)	$5,400	$5,393	$5,400	$5,393

EFIH determines fair value in accordance with accounting standards, and at March 31, 2016, EFIH's fair value represents Level 2 valuations. EFIH obtains security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg. The fair value estimates of EFIH's pre-petition notes, loans and other debt reported as liabilities subject to compromise have been excluded from the table above. As a result of EFIH's ongoing Chapter 11 Cases, obtaining the fair value estimates of its pre-petition debt subject to compromise is impractical, and the fair values will ultimately be decided through the Chapter 11 Cases.

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2016	2015
Cash payments related to:
Interest on EFIH debt	$58	$347
Income taxes	1	—
Reorganization items (a)	34	46
____________

(a)	Represents cash payments for legal and other consulting services, including amounts paid under the Merger and Purchase Agreement and the Backstop Agreement, and extension fees for the DIP Facility.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of EFIH's financial condition and results of operations for the three months ended March 31, 2016 and 2015 should be read in conjunction with its condensed consolidated financial statements and the notes to those statements. Results are impacted by the effects of the Bankruptcy Filing and the application of Financial Accounting Standards Board Accounting Standards Codification (ASC) 852, Reorganizations.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFIH, a direct, wholly owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company whose wholly owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is engaged in regulated electricity transmission and distribution operations in Texas. Oncor provides distribution services to REPs, including subsidiaries of TCEH, which sell electricity to residential, business and other consumers. Revenues from services provided to TCEH represented 23% and 25% of Oncor's total reported consolidated revenues for the three months ended March 31, 2016 and 2015, respectively. EFIH has no reportable business segments. See Notes 1 and 3 to the Financial Statements for a discussion of the reporting of EFIH's investment in Oncor Holdings as an equity method investment and a description of the ring-fencing measures implemented with respect to Oncor Holdings and Oncor. These measures were put in place to mitigate Oncor's and Oncor Holdings' exposure to the Texas Holdings Group with the intent to minimize the risk that a court would order any of the assets and liabilities of the Oncor Ring-Fenced Entities to be substantively consolidated with those of any member of the Texas Holdings Group in the event any such member were to become a debtor in a bankruptcy case. Consistent with these ring-fencing measures, the assets and liabilities of the Oncor Ring-Fenced Entities have not been, and are not expected to be, substantively consolidated with the assets and liabilities of the Debtors in the Chapter 11 Cases.

Significant Activities and Events and Items Influencing Future Performance

Filing under Chapter 11 of the United States Bankruptcy Code — On the Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, (the Debtors) filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). During the pendency of the Chapter 11 Cases, the Debtors have operated and will continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

For additional discussion of the Bankruptcy Filing and its effects, see Note 2 to the Financial Statements.

Extension of the DIP Facility — In January 2016, the EFIH Debtors paid a $14 million extension fee and extended the maturity date of the EFIH DIP Facility to the earlier of (a) December 2016 or (b) the effective date of any reorganization plan of EFIH. The terms of the facility were otherwise unchanged by the extension. See Note 8 to the Financial Statements for discussion of the DIP Facility.

Oncor Matters with the PUCT — Change in Control Review (PUCT Docket No. 45188) — In March 2016, the PUCT approved the acquisition of Reorganized EFH contemplated by the Merger and Purchase Agreement. The order approving the acquisition is subject to a number of material conditions and commitments. In April 2016, prior to the termination of the Merger and Purchase Agreement, the Investor Group requested a rehearing by the PUCT with respect to certain conditions and commitments set forth in the PUCT's final order. The PUCT will consider the Investor Group's request for a rehearing later in May 2016. EFIH cannot predict the outcome of this request.

2008 Rate Review Filing (PUCT Docket No. 35717) — In August 2009, the PUCT issued a final order with respect to Oncor's June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007, and new rates were implemented in September 2009. Oncor and four other parties appealed various portions of the rate review final order to a state district court. In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT's disallowance of certain franchise fees and the PUCT's decision that the Texas Public Utility Regulatory Act (PURA) no longer requires imposition of a rate discount for state colleges and universities. Oncor filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues it appealed to the district court and did not prevail upon, as well as the district court's decision to reverse the PUCT with respect to discounts for state colleges and universities. In August 2014, the Austin Court of Appeals reversed the district court and affirmed the PUCT with respect to the PUCT's disallowance of certain franchise fees and the PUCT's decision that PURA no longer requires imposition of a rate discount for state colleges and universities. The Austin Court of Appeals also reversed the PUCT and district court's rejection of a proposed consolidated tax savings adjustment arising out of EFH Corp.'s ability to offset Oncor's taxable income against losses from other investments and remanded the issue to the PUCT to determine the amount of the consolidated tax savings adjustment. Oncor filed a motion on rehearing with the Austin Court of Appeals with respect to certain appeal issues on which Oncor was not successful, including the consolidated tax savings adjustment. In December 2014, the Austin Court of Appeals issued its opinion, clarifying that it was rendering judgment on the rate discount for state colleges and universities issue (affirming that PURA no longer requires imposition of the rate discount) rather than remanding it to the PUCT, and dismissing the motions for rehearing regarding the franchise fee issue and the consolidated tax savings adjustment. Oncor filed a petition for review with the Texas Supreme Court in February 2015. In February 2016, the Texas Supreme Court granted the petition for review, with the date and time of oral arguments to be set at a later date. There is no deadline for the court to act. If Oncor's appeals efforts are unsuccessful and the proposed consolidated tax savings adjustment is implemented, Oncor estimates that on remand the impact on earnings of the consolidated tax savings adjustment's value could range from zero, as originally determined by the PUCT in Docket No. 35717, to a $135 million loss (after-tax) including interest. Interest accrues at the PUCT approved rate for over-collections, which is 0.18% for 2016. Oncor does not believe that any of the other issues ruled upon by the Austin Court of Appeals would result in a material impact to its results of operations or financial condition.

Transmission Cost Recovery and Rates — In order to reflect increases or decreases in its wholesale transmission costs, including fees it pays to other transmission service providers, PUCT rules allow Oncor to update the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs on March 1 and September 1 each year. The table below lists TCRF filings impacting Oncor's cash flows for the three months ended March 31, 2016 and 2015, as well as filings that will impact Oncor's cash flows for the year ended December 31, 2016.

Docket No.	Filed	Effective	Semi-Annual Billing Impact Increase (Decrease)
45406	December 2015	March 2016 – August 2016	$(64)
44771	May 2015	September 2015 – February 2016	$47
43858	December 2014	March 2015 – August 2015	$(27)
42558	May 2014	September 2014 – February 2015	$71

RESULTS OF OPERATIONS

Financial Results — Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Consolidated net loss for EFIH decreased by $248 million in 2016 driven by:

•
a $234 million pretax decrease in interest expense related to the $235 million in post-petition interest paid on the EFIH Second Lien Notes in 2015. See Note 6 to the Financial Statements for details of interest expense and related charges

•
a $70 million pretax decrease in other deductions related to the reserve recorded against EFIH’s income tax receivable from EFH Corp. in 2015. See Note 4 to the Financial Statements for details of other deductions

•
partially offset by a $57 million decrease in income tax benefit related to elimination of the tax benefit by a higher valuation allowance in 2016. The effective tax rate was 8.5% and 19.0% in 2016 and 2015, respectively. See Note 5 to the Financial Statements for details of income taxes.

Equity in earnings of EFIH's Oncor Holdings unconsolidated subsidiary (net of tax) decreased $13 million to $62 million in 2016. The decrease in equity earnings of Oncor primarily reflected lower distribution base revenues driven by milder weather conditions, partially offset by lower operations and maintenance expenses and lower income taxes. See Note 3 to the Financial Statements.

FINANCIAL CONDITION

Cash Flows — Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015 — Cash used in operating activities totaled $40 million and $292 million in 2016 and 2015, respectively. The decrease in cash used of $252 million was primarily driven by $289 million in lower cash interest payments as a result of the repayment on the EFIH Second Lien Notes in 2015, partially offset by $34 million in lower distributions received from Oncor.

Cash used in financing activities totaled $14 million and $473 million in 2016 and 2015, respectively. Activity in 2016 reflected $14 million in fees related to the extension of the EFIH DIP Facility. Activity in 2015 reflected the repayment of $445 million principal amount of EFIH Second Lien Notes and $28 million in fees related to the repayment (see Note 9 to the Financial Statements).

There was no cash used in or provided by investing activities in 2016 and 2015.

Available Liquidity — As of March 31, 2016, EFIH had $300 million in liquidity consisting entirely of cash and cash equivalents.

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

Distributions of Earnings from Oncor Holdings and Related Considerations — Oncor Holdings' distributions of earnings to EFIH totaled $40 million and $74 million for the three months ended March 31, 2016 and 2015, respectively. In May 2016, EFIH is expected to receive a distribution up to approximately $46 million from Oncor Holdings with the exact amount to be determined by Oncor Holdings' management. See Note 3 to the Financial Statements for discussion of limitations on amounts Oncor can distribute to its members.

EFH Corp., Oncor Holdings, Oncor and Oncor's minority investors are parties to a Federal and State Income Tax Allocation Agreement. Additional income tax amounts receivable or payable may arise in the normal course under that agreement.

Income Tax Matters — EFH Corp. and certain of its subsidiaries (including EFCH, EFIH and TCEH, but not including Oncor Holdings and Oncor) are parties to a Federal and State Income Tax Allocation Agreement, which provides, among other things, that any corporate member or disregarded entity in the EFH Corp. group is required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. The Plan of Reorganization provides that the Debtors will reject this agreement at the effective time of the Plan of Reorganization. Under the terms of the Settlement Agreement, no further cash payments among the Debtors will be made in respect of federal income taxes. However, the EFH Corp. group continues to allocate federal income taxes among the entities that are parties to the Federal and State Income Tax Allocation Agreement. The Settlement Agreement did not alter the allocation and payment for state income taxes, which will continue to be settled.

EFH Corp., Oncor Holdings, Oncor and Oncor's third-party minority investors are parties to a separate Federal and State Income Tax Allocation Agreement, which governs the computation of federal income tax liability among such parties, and similarly provides, among other things, that each of Oncor Holdings and Oncor will pay EFH Corp. its share of an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. The Settlement Agreement had no impact on the tax sharing agreement among EFH Corp., Oncor Holdings and Oncor.

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

The DIP Facility includes a minimum liquidity covenant pursuant to which EFIH cannot allow unrestricted cash (as defined in the DIP Facility) to be less than $150 million. EFIH is in compliance with this covenant. In the event that EFIH is unable to refinance or extend the EFIH DIP Facility prior to its maturity in December 2016, based on the current and projected liquidity requirements of EFIH, EFIH's liquidity may fall beneath the amount required by the minimum liquidity covenant in the EFIH DIP Facility, and if this were to occur, it would be in default of the EFIH DIP Facility unless it obtains a waiver from the required lenders under such facility.

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

Except as discussed herein, the information required hereunder is not significantly different from the information set forth in Item 7A, Quantitative and Qualitative Disclosures About Market Risk included in EFIH's 2015 Form 10-K and is therefore not presented herein.

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

At March 31, 2016, Oncor's exposure to credit risk associated with accounts receivable from nonaffiliate customers totaled $385 million. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $3 million, and includes trade accounts receivable from REPs totaling $258 million, which are almost entirely noninvestment grade. At March 31, 2016, REP subsidiaries of one nonaffiliated entity collectively represented approximately 12% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure. Oncor views its exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default would have a material effect on cash flows.

See Note 12 to the Financial Statements for discussion of transactions between Oncor and TCEH and EFH Corp.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by EFIH contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including such matters as activities related to EFIH's bankruptcy, financial or operational projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of EFIH's business and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although EFIH believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, Risk Factors in EFIH's 2015 Form 10-K and the discussion under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in this report and the following important factors, among others, that could cause EFIH's actual results to differ materially from those projected in such forward-looking statements:

•	The Debtors' (including the EFIH Debtors) ability to obtain the necessary votes from the required creditors and stakeholders and the approval from the Bankruptcy Court for the Plan of Reorganization;

•
The Debtors' (including the EFIH debtors) ability to obtain Bankruptcy Court approval with respect to its motions in the Chapter 11 Cases, including such approvals not being overturned on appeal or being stayed for any extended period of time;

•	the filing of an alternative plan of reorganization by one or more creditors of the Debtors;

•	the breach by one or more of EFIH's counterparties under the Plan Support Agreement;

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

•	the duration and related costs of the Chapter 11 Cases;

•	the actions and decisions of regulatory authorities relative to any plan of reorganization;

•	restrictions on EFIH's activities due to the terms of its debt agreements, including the DIP Facility, and restrictions imposed by the Bankruptcy Court;

•	EFIH's ability to obtain any required regulatory consent necessary to implement any Chapter 11 plan of reorganization;

•
the outcome of current or potential litigation regarding whether holders are entitled to make-whole or redemption premiums and/or post-petition interest in connection with the treatment of their claims in bankruptcy;

•
prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, the FERC, the North American Electric Reliability Corporation, the Texas Reliability Entity, Inc., the PUCT, the EPA and the TCEQ, with respect to, among other things:

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

An evaluation was performed under the supervision and with the participation of EFIH's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at the end of the current period included in this quarterly report on Form 10-Q. Based on the evaluation performed, its principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Reference is made to the discussion in Note 10 to the Financial Statements regarding legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors discussed in Part I, Item 1A. Risk Factors in EFIH's 2015 Form 10-K, except for the risk factors described below and the information disclosed elsewhere in this quarterly report on Form 10-Q that provides factual updates to risk factors contained in its 2015 Form 10-K. The risks described in such reports are not the only risks facing the company.

EFIH may not be able to obtain the requisite acceptances of constituencies in the Chapter 11 Cases for, or confirmation by the Bankruptcy Court of, the Plan of Reorganization, and it may not be able to consummate the Plan of Reorganization.

The Debtors filed the Plan of Reorganization in May 2016. The Debtors may not receive the requisite acceptances of constituencies in the Chapter 11 Cases for the Plan of Reorganization. Even if the requisite acceptances of the Plan of Reorganization are received, the Bankruptcy Court may not confirm the Plan of Reorganization. In addition, completion of the Plan of Reorganization is subject to the satisfaction of certain conditions precedent. There can be no assurance that such acceptance and confirmation will be obtained, or that such conditions will be satisfied, and therefore, that the Plan of Reorganization will be completed.

Furthermore, even if the requisite acceptances of constituencies in the Chapter 11 Cases for the Plan of Reorganization are received and the Plan of Reorganization is confirmed by the Bankruptcy Court, there can be no assurance as to the timing or as to whether the effective date of the reorganization contemplated therein will occur. If the Plan of Reorganization does not receive the requisite acceptances, or is not confirmed, or if it does receive the requisite acceptances and is confirmed but the effective date of the reorganization contemplated therein does not occur, it may become necessary to amend the Plan of Reorganization to provide for alternative treatment of claims and interests which may result in holders of claims and interests receiving significantly less, or no value, for their claims and interests in the Chapter 11 Cases. If any modifications to the Plan of Reorganization are material, it may be necessary to re-solicit votes from holders of claims and interests adversely affected by the modifications with respect to such Plan of Reorganization.

EFIH no longer has the exclusive right to propose a plan of reorganization in the Chapter 11 Cases.

The Debtors no longer have the exclusive right to propose a plan of reorganization in the Chapter 11 Cases. Accordingly, any creditor of the Debtors can propose a plan of reorganization with respect to any one or more of the Debtors. Any new plan of reorganization would require the approval of the Bankruptcy Court and the acceptance of the required creditors, which could subject us to more lengthy Chapter 11 Cases. Any resulting delay could require EFIH to extend or refinance its DIP Facility and could adversely impact its liquidity and results of operations. In addition, EFIH may not believe that an alternative plan of reorganization proposed by a creditor is in its stakeholders' best interests or fully values the benefits that can be achieved by the Plan of Reorganization. However, EFIH would have limited ability to prevent an alternative plan of reorganization from being approved by the Bankruptcy Court. There can be no assurance that recoveries under any such alternative plan of reorganization would be as favorable to creditors as the Plan of Reorganization. In addition, the proposal of competing plans of reorganization may entail significant litigation and significantly increase the expenses of administration of the Chapter 11 Cases, which could deplete creditor recoveries under any plan of reorganization and adversely impact EFIH's liquidity and results of operations.

It is possible that the TCEH Debtors and the EFH Debtors may emerge from the Chapter 11 Cases at different times.

The Plan of Reorganization provides that the confirmation and effective date of the Plan of Reorganization with respect to the TCEH Debtors may occur separate from, and independent of, the confirmation and effective date of the Plan of Reorganization with respect to the EFH Debtors. As a result, it is possible that the TCEH Debtors and the EFH Debtors may emerge from the Chapter 11 Cases at different times, and the difference in the timing of emergence between the two groups of Debtors may be significant. In such case, any Debtors that remain in bankruptcy may incur increased expenses associated with the Chapter 11 Cases as a result of the loss of synergies from services currently provided to the TCEH Debtors and EFH Debtors, and such expenses may be material. For example, the Debtors that remain in bankruptcy will continue to incur fees and expenses for legal representation, financial advisory and other professional services, which would no longer be shared among all the Debtors. Additionally, if the TCEH Debtors emerge from the Chapter 11 Cases prior to the EFH Debtors, the EFH Debtors will need to replace certain administrative and other services that are currently provided by employees and assets that would remain with the TCEH Debtors, whether through a services agreement with the TCEH Debtors or a third party. Further, a Private Letter Ruling from the IRS with respect to an earlier emergence of the TCEH Debtors may be based upon certain assumptions with respect to the structure of the emergence of the EFH Debtors. Additional submissions to the IRS and/or a supplemental Private Letter Ruling from the IRS may be required once the structure of the emergence of the EFH Debtors is determined

If the effective date of the Plan of Reorganization with respect to the TCEH Debtors occurs prior to the effective date of the Plan of Reorganization with respect to the EFH Debtors pursuant to the Reorganized TCEH Spin-Off, the Reorganized TCEH Spin-Off may not be grandfathered under the PATH Act.

Because the Private Letter Ruling was filed with the IRS prior to December 7, 2015 and has not been subsequently withdrawn (and because no ruling had been issued or denied in its entirety prior to such date), the Reorganized TCEH Spin-Off is grandfathered from a provision in the Protecting Americans from Tax Hikes Act of 2015 (the PATH Act) that prevents companies, such as EFH Corp., involved in tax-free spin-offs from electing REIT status.

The Plan of Reorganization contemplates that the effective date of the Plan of Reorganization with respect to the TCEH Debtors may occur prior to the effective date of the Plan of Reorganization with respect to the EFH Debtors, and has no closing conditions relating to the conversion of Reorganized EFH or one of its subsidiaries into a real estate investment trust (REIT) under the Internal Revenue Code (a REIT Reorganization) with respect to the EFH Debtors. It may be possible that, by consummating the Plan of Reorganization with respect to the TCEH Debtors prior to the Plan of Reorganization with respect to the EFH Debtors, and by getting a Private Letter Ruling that does not contain REIT rulings (though it will continue to contemplate that a REIT Reorganization may occur in the future), there may be a risk that the grandfathering provision of the PATH Act will no longer apply to EFH Corp. EFIH believes the stronger view is that EFH Corp. would continue to be grandfathered, but no guarantees can be made in this regard.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(2)

2(a)	1-12833 Form 8-K/A (filed May 3, 2016)	99.1	—	The Debtors' Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code filed with the Bankruptcy Court on May 1, 2016

(3(i))	Articles of Incorporation

3(a)	333-153529 Form S-4 (filed September 17, 2008)	3(c)	—	Certificate of Formation of Energy Future Intermediate Holding Company LLC, as amended

(3(ii))	By-laws

3(b)	1-34544 Form 10-K (filed February 21, 2012)	3(b)	—	Second Amended and Restated Limited Liability Company Agreement of Energy Future Intermediate Holding Company LLC

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Loss - Twelve Months Ended March 31, 2016.

XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
____________

*	Incorporated herein by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

By:	/s/ TERRY L. NUTT
Name:	Terry L. Nutt
Title:	Senior Vice President and Controller (Principal Accounting Officer)

Date: May 9, 2016