Form 10-Q
period 2016-06-30
Energy Future Intermediate Holding CO LLC
filed 2016-08-02
CIK 1445146

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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

At August 2, 2016, the outstanding membership interest in Energy Future Intermediate Holding Company LLC was directly held by Energy Future Holdings Corp.

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

DIP Facility	EFIH's and EFIH Finance's $5.4 billion debtor-in-possession financing facility. See Note 8 to the Financial Statements

Debtors	EFH Corp. and the majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities

Disclosure Statement	Disclosure Statement for the Debtors' Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code filed by the Debtors with the Bankruptcy Court in May 2016

EFCH	Energy Future Competitive Holdings Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context

EFH Corp.	Energy Future Holdings Corp. and/or its subsidiaries, depending on context, whose major subsidiaries include TCEH and Oncor

EFH Debtors	EFH Corp. and its subsidiaries that are Debtors in the Chapter 11 Cases, excluding the TCEH Debtors

EFIH	Energy Future Intermediate Holding Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings, and/or its subsidiaries depending on context.

EFIH Debtors	EFIH and EFIH Finance

EFIH Finance	EFIH Finance Inc., a direct, wholly owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities

EFIH First Lien Notes
EFIH's and EFIH Finance's 6.875% Senior Secured First Lien Notes and 10.000% Senior Secured First Lien Notes exchanged or settled in June 2014 as discussed in Note 8 to the Financial Statements, collectively

EFIH PIK Notes	EFIH's and EFIH Finance's $1.530 billion principal amount of 11.25%/12.25% Senior Toggle Notes

EFIH Second Lien Notes	EFIH's and EFIH Finance's $322 million principal amount of 11% Senior Secured Second Lien Notes and $1.389 billion principal amount of 11.75% Senior Secured Second Lien Notes, collectively

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

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

Oncor
Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings and an indirect subsidiary of EFH Corp. that is engaged in regulated electricity transmission and distribution activities

Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, a direct, wholly owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context

Oncor Ring-Fenced Entities	Oncor Holdings and its direct and indirect subsidiaries, including Oncor

OPEB	postretirement employee benefits other than pensions

Petition Date	April 29, 2014, the date the Debtors made the Bankruptcy Filing

Plan of Reorganization	Amended Joint Plan of Reorganization filed by the Debtors with the Bankruptcy Court in May 2016

Plan Support Agreement	Third Amendment to the Amended and Restated Plan Support Agreement, entered into in December 2015, amending and restating the Plan Support Agreement

PUCT	Public Utility Commission of Texas

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

Sponsor Group
Refers, collectively, to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Global, LLC (together with its affiliates, TPG) and GS Capital Partners, an affiliate of Goldman, Sachs & Co., that have an ownership interest in Texas Holdings

TCEH
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

US	United States of America

VIE	variable interest entity

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(millions of dollars)
Selling, general and administrative expenses	$(1)	$(1)	$(3)	$(3)
Other deductions (Note 4)	—	(65)	—	(135)
Interest expense and related charges (Note 6)	(58)	(58)	(116)	(351)
Reorganization items (Note 7)	(19)	(18)	(53)	(66)
Loss before income taxes and equity in earnings of unconsolidated subsidiaries	(78)	(142)	(172)	(555)
Income tax benefit (Note 5)	18	60	26	125
Equity in earnings of unconsolidated subsidiaries (net of tax) (Note 3)	85	75	147	151
Net income (loss)	$25	$(7)	$1	$(279)

See Notes to the Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(millions of dollars)
Net income (loss)	$25	$(7)	$1	$(279)
Other comprehensive income (loss) — net of tax effects:
Net effects related to Oncor — reported in equity in earnings of unconsolidated subsidiaries (net of tax )	1	1	1	1
Total other comprehensive income	1	1	1	1
Comprehensive income (loss)	$26	$(6)	$2	$(278)

See Notes to the Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(millions of dollars)
Cash flows — operating activities:
Net income (loss)	$1	$(279)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Equity in earnings of unconsolidated subsidiary	(147)	(151)
Distributions of earnings from unconsolidated subsidiaries (Note 3)	86	120
Fees paid on EFIH Second Lien Notes repayment and DIP Facility (Notes 8 and 9) (reported as financing activities)	14	28
Reserve recorded for income tax receivable from EFH Corp. (Note 4)	—	135
Current taxes charged to membership interests (Note 11)	(26)	—
Changes in operating assets and liabilities:
Pre-petition interest related to EFIH Second Lien Notes repayment (Note 9)	—	(55)
Other changes in operating assets and liabilities, including liabilities subject to compromise	7	(121)
Cash used in operating activities	(65)	(323)
Cash flows — financing activities:
Fees paid on EFIH Second Lien Notes repayment and DIP Facility (Notes 8 and 9)	(14)	(28)
Repayments/repurchases of debt (Note 8)	—	(445)
Cash used in financing activities	(14)	(473)
Cash flows — investing activities:
Cash provided by investing activities	—	—
Net change in cash and cash equivalents	(79)	(796)
Cash and cash equivalents — beginning balance	354	1,157
Cash and cash equivalents — ending balance	$275	$361

See Notes to the Financial Statements.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC, A DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS	(millions of dollars)
Current assets:
Cash and cash equivalents	$275	$354
Receivables from affiliates	2	2
Other current assets	—	1
Total current assets	277	357
Investment in Oncor Holdings (Note 3)	6,121	6,059
Total assets	$6,398	$6,416
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Borrowings under debtor-in-possession credit facilities (Note 8)	$5,400	$5,400
Trade accounts and other payables to affiliates	3	5
Income taxes payable to EFH Corp. (Note 12)	—	1
Accrued interest	1	1
Other current liabilities	82	73
Total current liabilities	5,486	5,480
Liabilities subject to compromise (Note 9)	3,354	3,354
Total liabilities	8,840	8,834
Commitments and Contingencies (Note 10)
Membership interests (Note 11):
Capital account	(2,352)	(2,327)
Accumulated other comprehensive income (loss)	(90)	(91)
Total membership interests	(2,442)	(2,418)
Total liabilities and membership interests	$6,398	$6,416

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

Bankruptcy Proceeding

On April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities (collectively, the Debtors), filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). See Note 2 for further discussion regarding the Chapter 11 Cases.

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

Plan of Reorganization

In May 2016, the Debtors filed the Plan of Reorganization and the Disclosure Statement with the Bankruptcy Court. In July 2016, in connection with the Merger Agreement (as described below), each of the EFH Debtors and NextEra Energy, Inc. (NEE) agreed to certain amendments to the Plan of Reorganization with respect to the EFH Debtors (the Amended Plan). Pursuant to the terms of the EFH Debtors Plan Support Agreement (as described below), it is expected that the Debtors will file the Amended Plan with the Bankruptcy Court and seek confirmation of the Amended Plan.

The Plan of Reorganization provides (and the Amended Plan will provide) that the confirmation and effective date of the Plan of Reorganization with respect to the TCEH Debtors may occur separate from, and independent of, the confirmation and effective date of the Plan of Reorganization with respect to the EFH Debtors.

With respect to the TCEH Debtors (and certain EFH Debtors that will become subsidiaries of Reorganized TCEH upon emergence of the TCEH Debtors from the Chapter 11 Cases (the Contributed EFH Debtors)), the Plan of Reorganization, subject to certain conditions, provides for, among other things, a tax-free spin-off from EFH Corp. (the Reorganized TCEH Spin-Off), including a transaction that will result in a step-up in the tax basis of certain TCEH assets contributed to a subsidiary of TCEH (Reorganized TCEH). With respect to the EFH Debtors, the Plan of Reorganization (as will be amended by the Amended Plan), subject to certain conditions and certain regulatory approvals, will provide for, among other things, the acquisition by NEE of the EFH Debtors (as reorganized) after the Reorganized TCEH Spin-Off pursuant to the Merger Agreement (as described below).

Information contained in the Plan of Reorganization (including when amended by the Amended Plan) and the Disclosure Statement is subject to change, whether as a result of amendments to such documents, requirements by the Bankruptcy Court, actions of third parties or otherwise.

Solely as it pertains to the TCEH Debtors and the Contributed EFH Debtors, the Disclosure Statement has been approved by the Bankruptcy Court, and the confirmation hearing for the Plan of Reorganization is scheduled to commence on August 17, 2016. There can be no assurance that the TCEH Debtors' stakeholders will vote to accept the Plan of Reorganization or that the Bankruptcy Court will confirm the Plan of Reorganization, in each case, as it relates to the TCEH Debtors. With respect to the EFH Debtors, no Disclosure Statement has been approved by the Bankruptcy Court, and no date to confirm the Plan of Reorganization has been scheduled. See Scheduling Matters below.

The EFH Debtors and the TCEH Debtors, respectively, will emerge from bankruptcy if and when, in each case, a plan of reorganization receives the requisite approval from the appropriate holders of claims, the Bankruptcy Court enters an order confirming such plan of reorganization and certain conditions to the effectiveness of such plan of reorganization are satisfied.

Plan Support Agreement and EFH Debtors Plan Support Agreement

In August 2015 (as amended in September 2015 and November 2015), in connection with the Terminated Plan, each of the Debtors entered into a Plan Support Agreement (Plan Support Agreement) with, among other parties, various of their respective creditors, the Sponsor Group and the official committee of TCEH unsecured creditors in order to effect an agreed upon restructuring of the Debtors pursuant to the Terminated Plan or, upon certain events, an Alternative Restructuring (as defined in the Plan Support Agreement) pursuant to another plan of reorganization. The Bankruptcy Court approved the Debtors' entry into the Plan Support Agreement in September 2015.

In May 2016, certain first lien creditors of TCEH (the Required TCEH First Lien Creditors) delivered a Plan Support Termination Notice to the Debtors and the other parties to the Plan Support Agreement notifying such parties of the occurrence of a Plan Support Termination Event pursuant to the Plan Support Agreement. The delivery of the Plan Support Termination Notice caused the Terminated Plan to become null and void. The delivery of the Plan Support Termination Notice did not, subject to certain conditions, terminate the obligations under the Plan Support Agreement of certain of the parties thereto to support an Alternative Restructuring pursuant to another plan of reorganization such as the Plan of Reorganization (including as to be amended by the Amended Plan).

The parties' obligations with respect to an Alternative Restructuring, which remain in effect (including with respect to the Plan of Reorganization (including as to be amended by the Amended Plan)), may be terminated upon the occurrence of certain events described in the Plan Support Agreement. In addition, under the Plan Support Agreement, the supporting parties have committed to support the inclusion of releases with respect to the claims described in the Settlement Agreement (described below) in the context of an alternative plan (which would become effective when a plan of reorganization contemplating an Alternative Restructuring, such as the Plan of Reorganization (including as to be amended by the Amended Plan), becomes effective).

In July 2016, the EFH Debtors and NEE entered into a plan support agreement (the EFH Debtors Plan Support Agreement) to effect an agreed upon restructuring of the EFH Debtors pursuant to the Amended Plan. The EFH Debtors Plan Support Agreement has not yet been approved by the Bankruptcy Court.

Settlement Agreement

The Settling Parties entered into a settlement agreement (the Settlement Agreement) in August 2015 (as amended in September 2015) to compromise and settle, among other things (a) intercompany claims among the Debtors, (b) claims and causes of actions against holders of first lien claims against TCEH and the agents under the TCEH Senior Secured Facilities, (c) claims and causes of action against holders of interests in EFH Corp. and certain related entities and (d) claims and causes of action against each of the Debtors' current and former directors, the Sponsor Group, managers and officers and other related entities. The Bankruptcy Court approved the Settlement Agreement in December 2015. The Settlement Agreement remains effective, notwithstanding the termination of the Terminated Plan.

Merger Agreement

In July 2016, EFH Corp. and EFIH entered into an Agreement and Plan of Merger (Merger Agreement) with NEE and a wholly-owned subsidiary of NEE (Merger Sub). Pursuant to the Merger Agreement, at the effective time of the Amended Plan, NEE will acquire the EFH Debtors (as reorganized) as a result of a merger (EFH Debtor Merger) between EFH Corp. and Merger Sub in which Merger Sub will survive as a wholly owned subsidiary of NEE. The consideration payable by NEE pursuant to the Merger Agreement consists primarily of cash paid to certain creditors. A portion of the consideration to be distributed to certain holders of allowed claims and interests in EFH Corp. and EFIH as set forth in the Amended Plan will consist of common stock of NEE.

The Merger Agreement contains representations and warranties and interim operating covenants that are customary for an agreement of this nature. The Merger Agreement also includes various conditions precedent to consummation of the transactions, including (a) a condition that certain approvals and rulings be obtained, including from the PUCT and the IRS and (b) a condition that the Reorganized TCEH Spin-Off shall have occurred. NEE will not be required to consummate the EFH Debtor Merger if, among other items, the PUCT approval is obtained but with conditions, commitments or requirements that impose a Burdensome Condition (as defined in the Merger Agreement). NEE's and Merger Sub's obligations under the Merger Agreement are not subject to any financing condition.

Prior to approval of the Merger Agreement by the Bankruptcy Court, EFH Corp. and EFIH may continue to solicit acquisition proposals with respect to the EFH Debtors. In addition, following approval of the Merger Agreement by the Bankruptcy Court and until confirmation of the Amended Plan by the Bankruptcy Court, EFH Corp. and EFIH may continue or have discussions or negotiations with respect to acquisition proposals for the EFH Debtors (a) with persons that were in active negotiation at the time of approval of the Merger Agreement by the Bankruptcy Court and (b) with persons that submit an unsolicited acquisition proposal that is, or is reasonably likely to lead to, a Superior Proposal (as defined in the Merger Agreement).

The Merger Agreement may be terminated upon certain events, including, among other things:

•	by either party, if the EFH Debtor Merger is not consummated by March 26, 2017, subject to a 90-day extension under certain conditions, or

•
by EFH Corp. or EFIH, until the entry of the confirmation order of the Amended Plan with respect to the EFH Debtors, if their respective board of directors or managers determines, after consultation with its independent financial advisors and outside legal counsel, and based on advice of such counsel, that the failure to terminate the Merger Agreement is inconsistent with its fiduciary duties; provided that a material breach of EFH Corp.'s or EFIH’s obligations under certain provisions of the Merger Agreement has not provided the basis for such determination.

Following approval of the Merger Agreement by the Bankruptcy Court, if the Merger Agreement is terminated for certain reasons set forth therein and an alternative transaction is consummated by EFH Corp. or EFIH in which neither NEE nor any of its affiliates obtains direct or indirect ownership of approximately 80% of Oncor, then EFH Corp. and EFIH will pay a termination fee of $275 million to NEE.

EFH Corp.'s and EFIH’s respective obligations under the Merger Agreement are subject in all respects to the prior approval of the Bankruptcy Court. Under the terms of the EFH Debtors Plan Support Agreement, the EFH Debtors will seek Bankruptcy Court approval of the Merger Agreement.

Scheduling Matters

In May 2016, the Bankruptcy Court entered an order establishing a timeline for approval of a disclosure statement and a hearing to consider confirmation of the Plan of Reorganization as it applies to the TCEH Debtors and the Contributed EFH Debtors, and, separately, establishing a timeline for approval of a disclosure statement and a hearing to consider confirmation of the Plan of Reorganization as it applies to the remaining EFH Debtors. Pursuant to such scheduling order, solely as it pertains to the TCEH Debtors and the Contributed EFH Debtors, the Disclosure Statement has been approved by the Bankruptcy Court, and the confirmation hearing for the Plan of Reorganization is scheduled to commence on August 17, 2016. In June 2016, the Bankruptcy Court entered a supplement to its May 2016 order adjourning the schedule solely with respect to the EFH Debtors' schedule. The Debtors expect that the Bankruptcy Court will set a revised schedule relating to the EFH Debtors beginning in the third quarter of 2016.

The timelines set forth in the scheduling order are subject to further revision by the Bankruptcy Court, and may change based on subsequent orders entered by the Bankruptcy Court (on its own, upon the motion of a party, or upon the Debtors' request).

Tax Matters

In June 2014, EFH Corp. filed a request with the IRS for a private letter ruling, which request has been supplemented from time to time in response to requests from the IRS for information or as required by changes in the contemplated transactions (as supplemented, the Private Letter Ruling). In July 2016, the Debtors received the Private Letter Ruling. It provides, among other things, for certain rulings regarding the qualification of (a) the transfer of certain assets and ordinary course operating liabilities to Reorganized TCEH and (b) the distribution of the equity of Reorganized TCEH, the cash proceeds from Reorganized TCEH debt, if any, the cash proceeds from the sale of preferred stock in a newly-formed entity, and the right to receive payments under a tax receivables agreement (if any), to holders of TCEH first lien claims, as a reorganization qualifying for tax-free treatment to the extent of the Reorganized TCEH stock received. In addition to the Private Letter Ruling, the Debtors are pursuing and expect to receive the required tax opinions that will supplement the Private Letter Ruling, as required by the Plan of Reorganization with respect to the TCEH Debtors.

The Merger Agreement provides that a closing condition to the EFH Debtor Merger is the receipt of a supplemental private letter ruling (the Supplemental Ruling) from the IRS regarding the impact of the EFH Debtor Merger on certain rulings received in the Private Letter Ruling. The Debtors expect to submit a request to the IRS for the Supplemental Ruling during 2016 as the transaction and bankruptcy process progresses. The Supplemental Ruling is only required for the consummation of the transactions contemplated by the EFH Debtor Merger and not for the emergence of the TCEH Debtors (and the Contributed EFH Debtors) as contemplated by the Plan of Reorganization.

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

Since the Petition Date and prior to the applicable bar dates (which have expired), the Debtors have received approximately 41,300 filed pre-petition claims, including approximately 30,900 in filed asbestos claims. The Debtors have substantially completed the process of reconciling all non-asbestos claims that were filed and have recorded such claims at the expected allowed amount. As of August 2, 2016, approximately 5,700 of those claims have been settled, withdrawn or expunged. The Debtors continue to work with creditors regarding certain non-asbestos claims to determine the ultimate amount of the allowed claims. Differences between those final allowed claims and the liabilities recorded in the condensed consolidated balance sheets will be recognized as reorganization items in the Debtors condensed statements of consolidated loss as they are resolved. The resolution of such claims could result in material adjustments to their financial statements.

Certain claims filed or reflected in the Debtor's schedules of assets and liabilities will be resolved on the applicable effective date of the applicable plan of reorganization, including certain claims filed by holders of funded debt and contract counterparties. Claims that remain unresolved or unreconciled through the filing of this report have been estimated based upon management's best estimate of the likely claim amounts that the Bankruptcy Court will ultimately allow.

Separation of the EFH Debtors and the TCEH Debtors

Upon the effective date of the Plan of Reorganization as it relates to the TCEH Debtors (and the EFH Contributed Debtors), the EFH Debtors and the TCEH Debtors (together with the EFH Contributed Debtors) will be separated and no longer be affiliated companies. In addition to the plan of reorganization, the separation will be effectuated by a separation agreement, a transition services agreement and a tax matters agreement. A proposed form of each of these agreements was filed with the Bankruptcy Court by the Debtors in July 2016. These agreements must be approved by the Bankruptcy Court and, as a result, are subject to change.

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

The carrying value of EFIH's variable interest in Oncor Holdings totaled approximately $6.121 billion and $6.059 billion at June 30, 2016 and December 31, 2015, respectively, and is reported as investment in Oncor Holdings in EFIH's condensed consolidated balance sheets. EFIH's maximum exposure to loss from this investment does not exceed its carrying value.

See Note 12 for discussion of Oncor Holdings' and Oncor's transactions with EFH Corp. and its other subsidiaries.

Distributions from Oncor Holdings and Related Considerations — Oncor Holdings' distributions of earnings to EFIH totaled $86 million and $120 million for the six months ended June 30, 2016 and 2015, respectively. Distributions may not be paid except to the extent Oncor maintains a required regulatory capital structure as discussed below. At June 30, 2016, $98 million was eligible to be distributed to Oncor's members after taking into account the regulatory capital structure limit. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the applicable board determines in good faith that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings.

Oncor's distributions are limited by its regulatory capital structure, which is required to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At June 30, 2016, Oncor's regulatory capitalization ratio was 59.4% debt to 40.6% equity. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).

EFH Corp., Oncor Holdings, Oncor and Oncor's minority investor are parties to a Federal and State Income Tax Allocation Agreement. Additional income tax amounts receivable or payable may arise in the normal course under that agreement.

Oncor Holdings Financial Statements — Condensed statements of consolidated income of Oncor Holdings and its subsidiaries for the three and six months ended June 30, 2016 and 2015 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues	$948	$938	$1,891	$1,884
Operation and maintenance expenses	(389)	(367)	(791)	(746)
Depreciation and amortization	(193)	(220)	(403)	(437)
Taxes other than income taxes	(107)	(108)	(220)	(220)
Other income and (deductions) — net	(3)	(6)	(8)	(7)
Interest expense and related charges	(84)	(84)	(168)	(165)
Income before income taxes	172	153	301	309
Income tax expense	(65)	(58)	(116)	(119)
Net income	107	95	185	190
Net income attributable to noncontrolling interests	(22)	(20)	(38)	(39)
Net income attributable to Oncor Holdings	$85	$75	$147	$151

Assets and liabilities of Oncor Holdings at June 30, 2016 and December 31, 2015 are presented below:

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2	$26
Restricted cash	—	38
Trade accounts receivable — net	407	388
Trade accounts and other receivables from affiliates	124	118
Income taxes receivable from EFH Corp.	90	107
Inventories	95	82
Prepayments and other current assets	98	88
Total current assets	816	847
Other investments	99	97
Property, plant and equipment — net	13,439	13,024
Goodwill	4,064	4,064
Regulatory assets — net	1,184	1,194
Other noncurrent assets	45	31
Total assets	$19,647	$19,257
LIABILITIES
Current liabilities:
Short-term borrowings	$1,133	$840
Long-term debt due currently	—	41
Trade accounts payable — nonaffiliates	213	150
Income taxes payable to EFH Corp.	11	20
Accrued taxes other than income	106	181
Accrued interest	82	82
Other current liabilities	117	144
Total current liabilities	1,662	1,458
Accumulated deferred income taxes	2,039	1,985
Long-term debt, less amounts due currently	5,650	5,646
Other noncurrent liabilities and deferred credits	2,326	2,306
Total liabilities	$11,677	$11,395

4.	OTHER DEDUCTIONS

In 2015 EFIH had income tax receivables from EFH Corp. that arose under the Federal and State Income Tax Allocation Agreement. In consideration of the Bankruptcy Filing, EFIH fully reserved all amounts under that agreement because of the significant uncertainty regarding their ultimate settlement, resulting in charges of $65 million and $135 million for the three and six months ended June 30, 2015. In December 2015, the Bankruptcy Court approved the Settlement Agreement, which settled the intercompany claims among the Debtors, including the $173 million income tax receivable from EFH Corp. that had previously been fully reserved (see Note 2).

5.	INCOME TAXES

EFH Corp. files a US federal income tax return that includes the results of EFCH, EFIH, Oncor Holdings and TCEH. Oncor is a partnership for US federal income tax purposes and is not a corporate member of the EFH Corp. consolidated group.

EFH Corp. and certain of its subsidiaries (including EFCH, EFIH, and TCEH, but not including Oncor Holdings and Oncor) are parties to a Federal and State Income Tax Allocation Agreement, which provides, among other things, that any corporate member or disregarded entity in the EFH Corp. group is required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. The Plan of Reorganization provides that upon the effective date of the plan, as it relates to the TCEH Debtors, that the TCEH Debtors will reject this agreement. Additionally, under the terms of the Settlement Agreement, no further cash payments among the Debtors will be made in respect of federal income taxes. The EFH Corp. group has elected to continue to allocate federal income taxes among the entities that are parties to the Federal and State Income Tax Allocation Agreement. The Settlement Agreement did not alter the allocation and payment for state income taxes, which will continue to be settled.

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

In evaluating EFIH's ability to utilize its deferred tax assets related to its net operating losses, EFIH considers all available positive and negative information, including scheduled reversals of deferred tax liabilities, taxable income, tax-planning strategies, and results of operations. Due to the uncertainty of the ultimate recovery by EFIH of the benefit of its NOLs, a valuation allowance had been recorded on EFIH’s net deferred tax assets. As of June 30, 2016 that valuation allowance totaled $519 million. The income tax benefits for the three and six months ended June 30, 2016 were offset by charges directly to EFIH’s membership interests (see Note 11).

The calculation of EFIH's effective tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Loss before income taxes and equity in earnings of unconsolidated subsidiaries	$(78)	$(142)	$(172)	$(555)
Income tax benefit	$18	$60	$26	$125
Effective tax rate	23.1%	42.3%	15.1%	22.5%

For the three months ended June 30, 2016, the effective tax rate was lower than the US Federal statutory rate of 35% due primarily to the valuation allowance against deferred tax assets and nondeductible legal and other professional services costs related to the Chapter 11 Cases. For the three months ended June 30, 2015, the effective rate was higher than the US Federal Statutory rate of 35% due primarily to the decrease in valuation allowance recorded against deferred income tax assets, partially offset by the effect of the reserve against the income tax receivable from EFH Corp. that was recorded without income tax benefit and nondeductible legal and other professional services costs related to the Chapter 11 Cases.

For the six months ended June 30, 2016 and 2015, the effective tax rate was lower than the US Federal statutory rate of 35% due primarily to the valuation allowance against deferred tax assets and nondeductible legal and other professional services costs related to the Chapter 11 Cases.

6.	INTEREST EXPENSE AND RELATED CHARGES

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest paid/accrued on debtor-in-possession financing	$58	$58	$116	$116
Interest paid/accrued on pre-petition debt (a)	—	—	—	235
Total interest expense and related charges	$58	$58	$116	$351
___________

(a)	For the six months ended June 30, 2015, amount includes $235 million in post-petition interest related to the EFIH Second Lien Notes (see Note 9).

Interest expense for the three and six months ended June 30, 2016 and 2015 reflects interest paid and accrued on debtor in possession financing (see Note 8) and for the six months ended June 30, 2015 reflects post-petition interest paid on EFIH's Second Lien Notes as approved by the Bankruptcy Court in March 2015 (see Note 9).

The Bankruptcy Code generally restricts payment of interest on pre-petition debt, subject to certain exceptions. The Bankruptcy Court approved post-petition interest payments on the EFIH Second Lien Notes in March 2015 as discussed in Note 9. Additional interest payments may also be made upon approval by the Bankruptcy Court (see Note 10). Other than amounts ordered or approved by the Bankruptcy Court, effective on the Petition Date, EFIH discontinued recording interest expense on outstanding pre-petition debt classified as LSTC. The table below shows contractual interest amounts, which are amounts due under the contractual terms of the outstanding debt, including debt subject to compromise during the Chapter 11 Cases. Interest expense reported in the condensed statements of consolidated income (loss) does not include contractual interest on pre-petition debt classified as LSTC totaling $101 million for both the three months ended June 30, 2016 and 2015, and $202 million and $163 million for the six months ended June 30, 2016 and 2015, respectively, which has been stayed by the Bankruptcy Court effective on the Petition Date. Of the $235 million of post-petition interest paid on the EFIH Second Lien Notes during the six months ended June 30, 2015, $50 million is contractually related to 2015, which is $163 million lower than the contractual requirement for the period. The remaining $185 million of interest paid on the EFIH Second Lien Notes related to contractual interest from 2014, which was accrued and paid in 2015 upon Bankruptcy Court approval.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contractual interest on debt classified as LSTC	$101	$101	$202	$213
Approved interest paid/accrued	—	—	—	50
Contractual interest on debt classified as LSTC not paid/accrued	$101	$101	$202	$163

7.	REORGANIZATION ITEMS

Expenses and income directly associated with the Chapter 11 Cases are reported separately in the condensed statements of consolidated income (loss) as reorganization items as required by ASC 852, Reorganizations. Reorganization items also include adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts, as such adjustments are determined. The following table presents reorganization items incurred in the three and six months ended June 30, 2016 and 2015 as reported in the condensed statements of consolidated income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fees associated with extension of the DIP Facility	$—	$—	$14	$—
Fees associated with EFIH Second Lien Notes repayment	—	—	—	28
Expenses related to legal advisory and representation services	13	18	24	33
Expenses related to other professional consulting and advisory services	6	—	15	5
Total reorganization items	$19	$18	$53	$66

8.	DEBTOR-IN-POSSESSION BORROWING FACILITIES

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

As of June 30, 2016, remaining cash on hand from borrowings under the DIP Facility, net of fees, totaled approximately $275 million, which was held as cash and cash equivalents. In the June 30, 2016 condensed consolidated balance sheet, the borrowings under the DIP Facility are reported as current liabilities. In January 2016, the Debtors paid a $14 million extension fee to extend the maturity date of the DIP Facility to December 2016. The terms of the DIP Facility were otherwise unchanged. The DIP Facility must be repaid in full prior to the EFIH Debtors emergence from the Chapter 11 Cases.

The principal amounts outstanding under the DIP Facility bear interest based on applicable LIBOR rates, subject to a 1% floor, plus 3.25%. At both June 30, 2016 and December 31, 2015, outstanding borrowings under the DIP Facility totaled $5.4 billion at an annual interest rate of 4.25%. The DIP Facility is a non-amortizing loan that may, subject to certain limitations, be voluntarily prepaid by the EFIH Debtors, in whole or in part, without any premium or penalty.

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

The DIP Facility provides for affirmative and negative covenants applicable to EFIH and EFIH Finance, including affirmative covenants requiring EFIH and EFIH Finance to provide financial information, budgets and other information to the agents under the DIP Facility, and negative covenants restricting EFIH's and EFIH Finance's ability to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions, in each case except as permitted in the DIP Facility. The DIP Facility also includes a minimum liquidity covenant pursuant to which EFIH cannot allow the amount of its unrestricted cash (as defined in the DIP Facility) to be less than $150 million. As of June 30, 2016, EFIH was in compliance with this minimum liquidity covenant. The Oncor Ring-Fenced Entities are not restricted subsidiaries for purposes of the DIP Facility.

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

The amounts classified as LSTC reflect the company's estimate of pre-petition liabilities and other expected allowed claims to be addressed in the Chapter 11 Cases and may be subject to future adjustment as the Chapter 11 Cases proceed. The following table presents LSTC as reported in the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Notes, loans and other debt per the following table	$3,273	$3,273
Accrued interest on notes, loans and other debt	81	81
Total liabilities subject to compromise	$3,354	$3,354

Pre-Petition Notes, Loans and Other Debt Reported as LSTC

Amounts presented below represent principal amounts of pre-petition notes, loans and other debt reported as LSTC.

	June 30, 2016	December 31, 2015
Debt issued by EFIH:
11% Fixed Senior Secured Second Lien Notes due October 1, 2021	$322	$322
11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022	1,389	1,389
11.25% / 12.25% Senior Toggle Notes due December 1, 2018	1,530	1,530
9.75% Fixed Senior Notes due October 15, 2019	2	2
Total debt issued by EFIH	3,243	3,243
Pushed down pre-petition debt (a):
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017	17	17
11.25% / 12.00% EFH Corp. Senior Toggle Notes due November 1, 2017	13	13
Total pushed down debt	30	30
Total debt	$3,273	$3,273
________________

(a)	Represents 50% of the amount of these EFH Corp. securities guaranteed by EFIH and pushed down per the discussion below under "Guarantees and Push Down of EFH Corp. Debt."

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

Guarantees and Push Down of EFH Corp. Debt

Merger-related debt of EFH Corp. and its subsidiaries consists of debt issued or existing at the time of the Merger. Debt issued in exchange for Merger-related debt is considered Merger-related. Debt issuances for cash are considered Merger-related debt to the extent the proceeds are used to repurchase Merger-related debt. EFCH and EFIH (excluding their subsidiaries) fully and unconditionally guarantee on a joint and several basis the Merger-related debt of EFH Corp. (parent). Such debt was pushed down in accordance with SEC Staff Accounting Bulletin Topic 5-J, prior to being rescinded. As a result, a portion of such debt and related interest expense is reflected in EFIH's financial statements. Merger-related debt of EFH Corp. held by its subsidiaries is not subject to push down.

Pre-petition debt guaranteed and subject to push down at June 30, 2016 and December 31, 2015 totals $60 million and consists of $33 million principal amount of EFH Corp. 10.875% Notes and $27 million principal amount of EFH Corp. Toggle Notes. The amount reflected in EFIH's condensed consolidated balance sheets as pushed down pre-petition debt ($30 million at both June 30, 2016 and December 31, 2015, as shown in the debt table above) represents 50% of the principal amount of the EFH Corp. Merger-related debt guaranteed. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., EFIH records the settlement of such amounts as noncash capital contributions from EFH Corp.

There were no payments of interest by EFH Corp. on pre-petition debt pushed down for the six months ended June 30, 2016 and 2015.

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

Make-whole Claims — In May 2014, the indenture trustee for the EFIH 10% First Lien Notes initiated litigation in the Bankruptcy Court seeking, among other things, a declaratory judgment that EFIH is obligated to pay a make-whole premium in connection with the cash repayment of the EFIH First Lien Notes and that such make-whole premium is an allowed secured claim, or in the alternative, an allowed secured or unsecured claim for breach of contract (EFIH First Lien Make-whole Claims). The indenture trustee has alleged that the EFIH First Lien Make-whole Claims are valued at approximately $432 million plus reimbursement of expenses. In separate rulings in March and July 2015, the Bankruptcy Court found that no make-whole premium is due with respect to the EFIH 10% First Lien Notes. In February 2016, the US District Court for the District of Delaware affirmed the Bankruptcy Court's rulings. In February 2016, the Indenture Trustee appealed the District Court's ruling to the US Court of Appeals for the Third Circuit. Oral argument has been scheduled for September 27, 2016. The EFIH Debtors intend to vigorously defend against this appeal. EFIH cannot predict the outcome of this appeal.

In June 2014, the indenture trustee for the EFIH Second Lien Notes initiated litigation in the Bankruptcy Court seeking similar relief as the trustee of the EFIH 10% First Lien Notes with respect to the EFIH Second Lien Notes, including among other things, that EFIH is obligated to pay a make-whole premium in connection with any repayment of the EFIH Second Lien Notes and that such make-whole premium would be an allowed secured claim, or in the alternative, an allowed secured or unsecured claim for breach of contract (the EFIH Second Lien Make-whole Claims). If, as of June 30, 2016, the EFIH Second Lien Make-whole Claims were allowed, the amount of such claims would have been approximately $317 million plus reimbursement of expenses. In October 2015, the Bankruptcy Court issued a finding that no make-whole premium is due with respect to the EFIH Second Lien Notes. In April 2016, the US District Court for the District of Delaware issued a ruling and order affirming the Bankruptcy Court's decision. The indenture trustee has appealed that decision to the US Court of Appeals for the Third Circuit, and that court has consolidated the appeal with the appeal filed by the indenture trustee for the EFIH 10% First Lien Notes described above for the purposes of oral argument and final disposition. Oral argument has been scheduled for September 27, 2016. The EFIH Debtors intend to vigorously defend against this appeal. EFIH cannot predict the outcome of this appeal.

In July 2015, the EFIH Debtors filed a claim objection with the Bankruptcy Court regarding the EFIH PIK noteholders' claims for a redemption or make-whole premium and post-petition interest at the contract rate under the EFIH PIK Notes. In October 2015, the Bankruptcy Court issued opinions in favor of the EFIH Debtors. One opinion found that no make-whole premium is due with respect to the EFIH PIK Notes. The second opinion found that the EFIH PIK noteholders' allowed claim does not, as a matter of law, include post-petition interest whether at the contract rate or the Federal Judgment Rate. This opinion did find, however, that, in connection with the confirmation of a plan of reorganization, the Bankruptcy Court could, at its discretion, grant post-petition interest as part of the EFIH PIK noteholders' allowed claim under general principals of equity and that such grant could be at the contract rate, the Federal Judgment Rate or any other amount that the Bankruptcy Court determines to be equitable. The EFIH PIK Noteholders have appealed both rulings to the US District Court for the District of Delaware. With respect to the make-whole premium dispute, the parties have agreed to a briefing schedule that will conclude in August 2016. The appeal of the post-petition interest ruling has been stayed by the US District Court for the District of Delaware pending an equitable proceeding suggested by the Bankruptcy Court's second opinion. No briefing schedule has been set for that equitable proceeding. The EFIH Debtors intend to vigorously defend against the appeals and the award of post-petition interest at a rate higher than the Federal Judgment Rate. EFIH cannot predict the outcome of either of these appeals or any equitable proceeding seeking the award of post-petition interest.

In addition, creditors may make additional claims in the Chapter 11 Cases for make-whole or redemption premiums in connection with repayments or settlement of other pre-petition debt. These claims could be material. There can be no assurance regarding the outcome of any of the litigation regarding the validity or, if deemed valid, the amount of these make-whole or redemption claims.

Adversary Complaint against Texas Transmission — In October 2015, EFH Corp. filed with the Bankruptcy Court an adversary complaint against Texas Transmission seeking a judgment from the Bankruptcy Court regarding the obligations of Texas Transmission under an investor rights agreement to participate in a sale of EFH Corp.'s interests in Oncor. In April 2016, the Bankruptcy Court announced it would approve EFH Corp.'s motion for summary judgment in full and denied Texas Transmission's motion for a determination that the court lacks authority to enter a final judgment or order in the proceeding. In May 2016, the Bankruptcy Court entered an order dismissing the proceeding as no longer relevant as a result of the termination of the merger agreement relating to the proposed sale of EFH Corp.'s ownership in Oncor.

11.	MEMBERSHIP INTERESTS

Cash Distributions

No cash distributions were made in the three or six months ended June 30, 2016, or 2015.

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

Membership Interests

The following table presents the changes (all after tax) to membership interests for the six months ended June 30, 2016:

	Capital Accounts	Affiliate Debt Held by EFIH	Accumulated Other Comprehensive Loss	Total Membership Interests
Balance at December 31, 2015	$(2,327)	$—	$(91)	$(2,418)
Net income	1	—	—	1
Current taxes computed under separate return method (a)	(26)	—	—	(26)
Net effects related to Oncor	—	—	1	1
Balance at June 30, 2016	$(2,352)	$—	$(90)	$(2,442)
___________

(a)
Under the Federal and State Income Tax Allocation Agreement and consistent with GAAP, the income tax provision is computed on a separate return basis.  However, under the terms of the Settlement Agreement, no further cash payments among the Debtors will be made with respect to federal income taxes, resulting in a charge directly to membership interests for any current federal taxes.

The following table presents the changes to membership interests for the six months ended June 30, 2015:

	Capital Accounts	Affiliate Debt Held by EFIH	Accumulated Other Comprehensive Loss	Total Membership Interests
Balance at December 31, 2014	$(1,482)	$(635)	$(86)	$(2,203)
Net loss	(279)	—	—	(279)
Effect of debt push-down from EFH Corp.	11	—	—	11
Net effects related to Oncor	—	—	1	1
Balance at June 30, 2015	$(1,750)	$(635)	$(85)	$(2,470)

Accumulated Other Comprehensive Loss

There were no material changes to accumulated other comprehensive income (loss) in the six months ended June 30, 2016.

	Dedesignated Cash Flow Hedges - Oncor	Pension and Other Postretirement Employee Benefit Liabilities Adjustments - Oncor	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$(18)	$(73)	$(91)
Amounts reclassified from accumulated other comprehensive loss and reported in:
Equity in earnings of unconsolidated subsidiaries (net of tax)	1	—	1
Total amount reclassified from accumulated other comprehensive loss during the period	1	—	1
Balance at June 30, 2016	$(17)	$(73)	$(90)

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

•
A subsidiary of EFH Corp. bills EFIH for administrative services such as accounting and finance at cost, and EFIH reimburses the subsidiary for the allocated costs on a monthly basis. This expense, which is reported in SG&A expenses, totaled $1 million for both the three months ended June 30, 2016 and 2015 and $3 million and $2 million for the six months ended June 30, 2016 and 2015, respectively.

•
EFH Corp. files consolidated federal income tax and Texas state margin tax returns, and under the Federal and State Income Tax Allocation Agreement, allocates income taxes to EFIH substantially as if it were filing its own corporate income tax returns. In December 2015, the Bankruptcy Court approved the Settlement Agreement which settled the intercompany claims among the Debtors, including $173 million fully-reserved income tax receivables from EFH Corp. Pursuant to the Settlement Agreement EFIH has not made any federal income tax payments to EFH Corp. or received any tax refunds from EFH Corp in the three and six months ended June 30, 2016 (see Note 2). EFIH made state income tax payments to EFH Corp. of $1 million in the six months ended June 30, 2016. EFIH did not make any income tax payments to EFH Corp. or receive any tax refunds from EFH Corp. in the six months ended June 30, 2015. See discussion below regarding allocation of income tax liabilities to Oncor Holdings and Oncor under the Federal and State Income Tax Allocation Agreement.

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

Significant related-party transactions between Oncor Holdings (including its consolidated subsidiary Oncor) and EFH Corp., other affiliates of EFH Corp. and the Sponsor Group are as follows:

•
Oncor receives payments from subsidiaries of TCEH for services it provides, principally the delivery of electricity. Revenues recorded by Oncor for these services totaled $216 million and $224 million for the three months ended June 30, 2016 and 2015, respectively, and $436 million and $460 million for the six months ended June 30, 2016 and 2015, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. These revenues from subsidiaries of TCEH represented 23% and 24% of Oncor Holdings' operating revenues for the six months ended June 30, 2016 and 2015, respectively. Oncor Holdings' condensed consolidated balance sheets at June 30, 2016 and December 31, 2015 reflect current receivables from affiliates totaling $124 million and $118 million, respectively, consisting almost entirely of trade receivables from subsidiaries of TCEH related to these electricity delivery fees.

•
Oncor pays EFH Corp. subsidiaries for financial and other administrative services and shared facilities at cost. Such amounts increased Oncor's reported operation and maintenance expense by less than $1 million and $5 million for the three months ended June 30, 2016 and 2015, respectively, and $1 million and $10 million for the six months ended June 30, 2016 and 2015, respectively.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility (reported on TCEH's consolidated balance sheets) is funded by a delivery fee surcharge collected from REPs by Oncor, as collection agent, and remitted monthly to TCEH. The delivery fee surcharges remitted to TCEH totaled $4 million for both the three months ended June 30, 2016 and 2015 and $8 million for both the six months ended June 30, 2016 and 2015.

•
EFH Corp. files a consolidated federal income tax return that includes Oncor Holdings' results. Oncor is not a member of EFH Corp.'s consolidated tax group, but EFH Corp.'s consolidated federal income tax return includes EFH Corp.'s portion of Oncor's results due to EFH Corp.'s equity ownership in Oncor. EFH Corp. also files a consolidated Texas state margin tax return that includes all of Oncor Holdings' and Oncor's results. However, under the Federal and State Income Tax Allocation Agreement, Oncor Holdings and Oncor record their federal income tax and Texas state margin taxes as if Oncor Holdings and Oncor were filing their own corporate income tax returns.

At June 30, 2016, Oncor Holdings' net current amount receivable from EFH Corp. related to federal and state income taxes totaled $79 million, $84 million of which related to Oncor. The $84 million net receivable from EFH Corp. included a $95 million federal income tax receivable, offset by an $11 million state margin tax payable. Additionally, at June 30, 2016 Oncor had a noncurrent tax receivable from EFH Corp. of $65 million and Oncor Holdings had a $2 million noncurrent tax payable to EFH Corp. At December 31, 2015, Oncor Holdings' net current amount receivable from EFH Corp. related to federal and state income taxes totaled $87 million, $89 million of which related to Oncor. The $89 million net receivable from EFH Corp. included a $109 million federal income tax receivable, offset by a $20 million state margin tax payable. Additionally, at December 31, 2015 Oncor had a noncurrent tax receivable from EFH Corp. of $65 million and Oncor Holdings had a $2 million noncurrent tax payable to EFH Corp.

For the six months ended June 30, 2016, Oncor Holdings and Oncor made income tax payments to EFH Corp totaling $10 million and $18 million, respectively. For the six months ended June 30, 2015, Oncor Holdings and Oncor made income tax payments to EFH Corp totaling $12 million and $22 million, respectively.

•
Oncor collected transition surcharges from its customers to recover the payment obligations related to its securitization (transition) bonds issued to recover generation-related regulatory assets on behalf of Oncor Electric Delivery Transition Bond Company LLC. As of June 30, 2016, Oncor had over-collected transition charges of approximately $10 million which will be refunded to Reps upon PUC approval. Approximately $2 million of the charges will be refunded to TCEH.

•
Oncor had requirements in place to assure adequate creditworthiness to support TCEH's obligation to collect securitization bond-related (transition) charges on behalf of Oncor Electric Delivery Transition Bond Company LLC. Under these requirements, and as a result of TCEH's credit rating being below investment grade, TCEH was required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at December 31, 2015, TCEH had posted letters of credit and/or cash in the amount of $6 million for Oncor's benefit. In May 2016, the last series of Oncor's securitization bonds matured and the letters of credit were released.

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

13.	SUPPLEMENTARY FINANCIAL INFORMATION

Fair Value of Debt

	June 30, 2016		December 31, 2015
Debt:	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under debtor-in-possession credit facilities (Note 8)	$5,400	$5,373	$5,400	$5,393

EFIH determines fair value in accordance with accounting standards, and at June 30, 2016, EFIH's fair value represents Level 2 valuations. EFIH obtains security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg. The fair value estimates of EFIH's pre-petition notes, loans and other debt reported as liabilities subject to compromise have been excluded from the table above. As a result of EFIH's ongoing Chapter 11 Cases, obtaining the fair value estimates of its pre-petition debt subject to compromise is impractical, and the fair values will ultimately be decided through the Chapter 11 Cases.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2016	2015
Cash payments related to:
Interest on EFIH debt	$116	$406
Income taxes	1	—
Reorganization items (a)	46	63
____________

(a)	Represents cash payments for legal and other consulting services, including amounts paid on behalf of third parties pursuant to contractual obligations approved by the Bankruptcy Court.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of EFIH's financial condition and results of operations for the three and six months ended June 30, 2016 and 2015 should be read in conjunction with its condensed consolidated financial statements and the notes to those statements. Results are impacted by the effects of the Bankruptcy Filing and the application of Financial Accounting Standards Board Accounting Standards Codification (ASC) 852, Reorganizations.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFIH, a direct, wholly owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company whose wholly owned subsidiary, Oncor Holdings, holds a majority interest (approximately 80%) in Oncor. Oncor is engaged in regulated electricity transmission and distribution operations in Texas. Oncor provides distribution services to REPs, including subsidiaries of TCEH, which sell electricity to residential, business and other consumers. Revenues from services provided to TCEH represented 23% and 24% of Oncor's total reported consolidated revenues for the six months ended June 30, 2016 and 2015, respectively. EFIH has no reportable business segments. See Notes 1 and 3 to the Financial Statements for a discussion of the reporting of EFIH's investment in Oncor Holdings and a description of the ring-fencing measures implemented with respect to Oncor Holdings and Oncor. These measures were put in place to mitigate Oncor's and Oncor Holdings' exposure to the Texas Holdings Group with the intent to minimize the risk that a court would order any of the assets and liabilities of the Oncor Ring-Fenced Entities to be substantively consolidated with those of any member of the Texas Holdings Group in the event any such member were to become a debtor in a bankruptcy case. Consistent with these ring-fencing measures, the assets and liabilities of the Oncor Ring-Fenced Entities have not been, and are not expected to be, substantively consolidated with the assets and liabilities of the Debtors in the Chapter 11 Cases.

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

Extension of the DIP Facility — In January 2016, the EFIH Debtors paid a $14 million extension fee and extended the maturity date of the DIP Facility to the earlier of (a) December 2016 or (b) the effective date of any reorganization plan of EFIH. The terms of the facility were otherwise unchanged by the extension. EFIH expects to extend or refinance the DIP Facility before its maturity in December 2016; however, EFIH cannot predict whether any such extension or refinancing would be successful or on favorable terms. See Note 8 to the Financial Statements for discussion of the DIP Facility.

Oncor 2008 Rate Review Filing (PUCT Docket No. 35717) — Oncor filed a petition for review with the Texas Supreme Court in February 2015 regarding previous opinions issued by the Texas Third Court of Appeals (Austin Court of Appeals) related to Oncor's June 2008 rate review filing. The issues in the appeal pertain to the Austin Court of Appeals affirming the PUCT's disallowance of certain franchise fees, affirming the PUCT's decision that the Texas Public Utility Regulatory Act (PURA) no longer requires imposition of a rate discount for state colleges and universities, and remanding to the PUCT the calculation of the consolidated tax savings adjustment arising out of EFH Corp.'s ability to offset Oncor's taxable income against losses from other investments. The Texas Supreme Court granted the petition for review, and the date for oral arguments has been set for September 2016. There is no deadline for the court to act. If Oncor's appeals efforts are unsuccessful and the proposed consolidated tax savings adjustment is implemented, Oncor estimates that the impact on earnings of the consolidated tax savings adjustment's value could range from zero, as originally determined by the PUCT in Docket No. 35717, to a $135 million loss (after-tax) including interest. Interest accrues at the PUCT approved rate for over-collections, which is 0.18% for 2016. Oncor does not believe that any of the other issues ruled upon by the Austin Court of Appeals would result in a material impact to its results of operations or financial condition.

RESULTS OF OPERATIONS

Financial Results — Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Consolidated net income (loss) for EFIH increased by $32 million in 2016 driven by:

•
$65 million pretax decrease in other deductions related to the reserve recorded against EFIH’s income tax receivable from EFH Corp. in 2015 (see Note 4 to the Financial Statements for details of other deductions),

•
partially offset by a $42 million decrease in income tax benefit related to elimination of the tax benefit by a higher valuation allowance in 2016. The effective tax rate was 23.1% and 42.3% in 2016 and 2015, respectively. See Note 5 to the Financial Statements for details of income taxes.

Equity in earnings of EFIH's Oncor Holdings unconsolidated subsidiary (net of tax) increased $10 million to $85 million in 2016. The increase in equity earnings of Oncor primarily reflected higher distribution base revenues driven by warmer weather conditions and higher transmission base revenues due to increased investment, partially offset by higher income taxes. See Note 3 to the Financial Statements.

Financial Results — Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Consolidated net income (loss) for EFIH increased by $280 million in 2016 driven by:

•
a $235 million pretax decrease in interest expense related to the $235 million in post-petition interest paid on the EFIH Second Lien Notes in 2015. See Note 6 to the Financial Statements for details of interest expense and related charges;

•
a $135 million pretax decrease in other deductions related to the reserve recorded against EFIH’s income tax receivable from EFH Corp. in 2015 (see Note 4 to the Financial Statements for details of other deductions),

•
partially offset by a $99 million decrease in income tax benefit related to an increase in the valuation allowance on deferred taxes in 2016. The effective tax rate was 15.1% and 22.5% in 2016 and 2015, respectively. See Note 5 to the Financial Statements for details of income taxes.

Equity in earnings of EFIH's Oncor Holdings unconsolidated subsidiary (net of tax) decreased $4 million to $147 million in 2016. The decrease in equity earnings of Oncor primarily reflected lower distribution base revenues and higher depreciation and amortization expense, partially offset by higher transmission base revenues. See Note 3 to the Financial Statements.

FINANCIAL CONDITION

Cash Flows — Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015 — Cash used in operating activities totaled $65 million and $323 million in 2016 and 2015, respectively. The decrease in cash used of $258 million was primarily driven by $290 million in lower cash interest payments as a result of the repayment of certain EFIH Second Lien Notes in 2015, partially offset by $34 million in lower distributions received from Oncor.

Cash used in financing activities totaled $14 million and $473 million in 2016 and 2015, respectively. Activity in 2016 reflected $14 million in fees related to the extension of the DIP Facility. Activity in 2015 reflected the repayment of $445 million principal amount of EFIH Second Lien Notes and $28 million in fees related to the repayment (see Note 9 to the Financial Statements).

There was no cash used in or provided by investing activities in 2016 and 2015.

Available Liquidity — As of June 30, 2016, EFIH had $275 million in liquidity consisting entirely of cash and cash equivalents.

EFIH believes that the DIP facility, plus cash distributions received from Oncor Holdings, will be sufficient to fund its anticipated cash requirements through at least the maturity date of the DIP facility. As a result of the Settlement Agreement, EFIH does not expect to receive further interest payments on affiliate debt securities it holds.

Debt Capacity — The DIP Facility permits, subject to certain terms, conditions and limitations, EFIH to incur incremental junior lien subordinated debt in an aggregate amount not to exceed $3 billion.

Distributions of Earnings from Oncor Holdings and Related Considerations — Oncor Holdings' distributions of earnings to EFIH totaled $86 million and $120 million for the six months ended June 30, 2016 and 2015, respectively. In August 2016, EFIH is expected to receive a distribution up to approximately $49 million from Oncor Holdings with the exact amount to be determined by Oncor Holdings' board of directors. See Note 3 to the Financial Statements for discussion of limitations on amounts Oncor can distribute to its members.

EFH Corp., Oncor Holdings, Oncor and Oncor's minority investors are parties to a Federal and State Income Tax Allocation Agreement. Additional income tax amounts receivable or payable may arise in the normal course under that agreement.

Income Tax Matters — EFH Corp. and certain of its subsidiaries (including EFCH, EFIH and TCEH, but not including Oncor Holdings and Oncor) are parties to a Federal and State Income Tax Allocation Agreement, which provides, among other things, that any corporate member or disregarded entity in the EFH Corp. group is required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. The Plan of Reorganization provides that the TCEH Debtors will reject this agreement at the effective time of the Plan of Reorganization as it relates to the TCEH Debtors. Under the terms of the Settlement Agreement, no further cash payments among the Debtors will be made in respect of federal income taxes. However, the EFH Corp. group continues to allocate federal income taxes among the entities that are parties to the Federal and State Income Tax Allocation Agreement. The Settlement Agreement did not alter the allocation and payment for state income taxes, which will continue to be settled.

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

The DIP Facility includes a minimum liquidity covenant pursuant to which EFIH cannot allow unrestricted cash (as defined in the DIP Facility) to be less than $150 million. EFIH is in compliance with this covenant. Based on the current and projected liquidity requirements of EFIH, EFIH's liquidity may fall beneath the amount required by the minimum liquidity covenant in the DIP Facility, and if this were to occur, it would be in default of the DIP Facility unless it obtains a waiver from the required lenders under such facility.

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

At June 30, 2016, Oncor's exposure to credit risk associated with accounts receivable from nonaffiliate customers totaled $410 million. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $3 million, and includes trade accounts receivable from REPs totaling $308 million, which are almost entirely noninvestment grade. At June 30, 2016, REP subsidiaries of one nonaffiliated entity collectively represented approximately 14% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure. Oncor views its exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default would have a material effect on cash flows.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by EFIH contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including such matters as activities related to EFIH's bankruptcy, financial or operational projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of EFIH's business and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although EFIH believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, Risk Factors in EFIH's 2015 Form 10-K and the discussion under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in this report and the following important factors, among others, that could cause EFIH's actual results to differ materially from those projected in such forward-looking statements:

•
the fact that the TCEH Debtors (and the Contributed EFH Debtors) are likely to emerge from the Chapter 11 Cases prior to the EFH Debtors emerging from the Chapter 11 Cases, and, as a result, the companies will no longer be affiliated entities;

•	the Debtors' ability to obtain the requisite vote from the applicable stakeholders confirming acceptance of the plan of reorganization and the Bankruptcy Court confirming the plan of reorganization;

•	the Debtors' (including the EFIH Debtors) ability to obtain the approval from the Bankruptcy Court for any plan of reorganization;

•
the Debtors' (including the EFIH Debtors) ability to obtain Bankruptcy Court approval with respect to its motions in the Chapter 11 Cases, including such approvals not being overturned on appeal or being stayed for any extended period of time;

•	the Debtors' ability to consummate the transactions contemplated by the Merger Agreement, including obtaining the applicable regulatory approvals contemplated thereunder;

•	the filing of an alternative plan of reorganization by one or more creditors of the Debtors;

•	the breach by one or more of EFIH's counterparties under the Plan Support Agreement;

•	the effectiveness of the overall restructuring activities pursuant to the Chapter 11 Cases and any additional strategies EFIH employs to address its liquidity and capital resources;

•	EFIH's ability to remain in compliance with the requirements of the DIP Facility; particularly the liquidity covenant contained in the DIP Facility;

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

◦	allowed rates of return;

◦	permitted capital structure;

◦	industry, market and rate structure;

◦	recovery of investments;

◦	acquisition and disposal of assets and facilities;

◦	development, construction and operation of facilities;

◦	changes in tax laws and policies, and

◦	changes in and compliance with environmental and safety laws and policies;

•	legal and administrative proceedings and settlements, including the legal proceedings arising out of the Chapter 11 Cases;

•	general industry trends;

•	economic conditions, including the impact of an economic downturn;

•	weather conditions, including drought and limitations on access to water, and other natural phenomena, and acts of sabotage, wars or terrorist or cyber security threats or activities;

•	population growth or decline, or changes in market supply or demand and demographic patterns, particularly in ERCOT;

•	changes in interest rates or rates of inflation;

•	changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions and the potential impact of disruptions in US and international credit markets;

•	the amount and timing of dividends received from Oncor;

•	access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in capital markets;

•	EFIH's ability to obtain and maintain sufficient cash flow to make interest payments, and EFIH's ability to refinance its debt instruments, including the DIP Facility;

•	changes in technology used by and services offered by EFIH and/or its subsidiaries;

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

There have been no material changes from the risk factors discussed in Part I, Item 1A. Risk Factors in EFIH's 2015 Form 10-K and Part II, Item 1A. Risk Factors in EFIH's Form 10-Q for the period ended March 31, 2016, except for the information disclosed elsewhere in this quarterly report on Form 10-Q that provides factual updates to risk factors contained in its 2015 Form 10-K and its Form 10-Q for the period ended March 31, 2016. The risks described in such reports are not the only risks facing the company.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(2)	Merger Agreement

2(a)	1-12833 Form 8-K (filed July 29, 2016)	10(b)	—	Merger Agreement

(3(i))	Articles of Incorporation

3(a)	333-153529 Form S-4 (filed September 17, 2008)	3(c)	—	Certificate of Formation of Energy Future Intermediate Holding Company LLC, as amended

(3(ii))	By-laws

3(b)	1-34544 Form 10-K (filed February 21, 2012)	3(b)	—	Second Amended and Restated Limited Liability Company Agreement of Energy Future Intermediate Holding Company LLC

(10)	Material Contracts

10(a)	1-12833 Form 8-K (filed July 29, 2016)	10(a)	—	Plan Support Agreement

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of John F. Young, chair, president and chief executive of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, executive vice president and chief financial officer of Energy Future Intermediate Holding Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Loss - Twelve Months Ended June 30, 2016.

99(b)	1-12833 Form 8-K (filed May 11, 2016)	99.1	—	Plan of Reorganization

99(c)	1-12833 Form 8-K (filed May 11, 2016)	99.2	—	Disclosure Statement

XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

Exhibits	Previously Filed With File Number*	As Exhibit

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
____________

*	Incorporated herein by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENERGY FUTURE INTERMEDIATE HOLDING COMPANY LLC

By:	/s/ TERRY L. NUTT
Name:	Terry L. Nutt
Title:	Senior Vice President and Controller (Principal Accounting Officer)

Date: August 2, 2016